Form 10-Q
period 2015-07-31
OOMA INC
filed 2015-09-11
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-37493

Ooma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1713274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Embarcadero Road, Palo Alto, California 94303

(Address of principal executive offices)

(650) 566-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of September 9, 2015, there were 16,732,591 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	July 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$59,173	$9,133
Accounts receivable, net	4,923	4,394
Inventories	7,221	8,081
Deferred inventory costs	1,690	2,248
Prepaid expenses and other current assets	1,122	945
Total current assets	74,129	24,801
Property and equipment, net	3,159	2,893
Intangible assets, net	1,081	1,278
Goodwill	1,117	1,117
Other assets	695	1,188
Total assets	$80,181	$31,277
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,320	$3,967
Accrued expenses	11,493	10,313
Short-term debt	668	1,562
Convertible preferred stock warrant liability	—	474
Deferred revenue	13,976	14,348
Total current liabilities	33,457	30,664
Long-term debt	292	10,398
Convertible preferred stock warrant liability - noncurrent	—	743
Other long-term liabilities	252	980
Total liabilities	34,001	42,785
Commitments and contingencies (Note 7)
Convertible preferred stock $0.0001 par value: no shares authorized, issued or outstanding on July 31, 2015 and 8,708,333 shares authorized and 8,353,748 shares issued and outstanding on January 31, 2015	—	33,637
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on July 31, 2015; and no shares authorized, issued and outstanding on January 31, 2015	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 16,684,686 issued and outstanding on July 31, 2015; and 13,000,000 shares authorized; 2,515,065 shares issued and outstanding on January 31, 2015	2	—
Additional paid-in capital	104,272	5,611
Accumulated deficit	(58,094)	(50,756)
Total stockholders’ equity (deficit)	46,180	(45,145)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$80,181	$31,277

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
Revenue:
Subscription and services	$17,449	$12,702	$33,025	$23,588
Product and other	3,687	3,999	7,963	9,412
Total revenue	21,136	16,701	40,988	33,000
Cost of revenue:
Subscription and services	6,310	4,405	11,934	8,222
Product and other	3,583	3,770	7,790	8,545
Total cost of revenue	9,893	8,175	19,724	16,767
Gross profit	11,243	8,526	21,264	16,233
Operating expenses:
Sales and marketing	6,813	5,830	12,708	9,560
Research and development	4,284	2,930	8,381	5,231
General and administrative	3,206	1,288	6,167	2,218
Total operating expenses	14,303	10,048	27,256	17,009
Loss from operations	(3,060)	(1,522)	(5,992)	(776)
Other (expense) income :
Interest expense, net	(607)	(51)	(892)	(104)
Change in fair value of warrants	274	(31)	(442)	(215)
Other (expense) income, net	(10)	1	(12)	(9)
Loss before income taxes	(3,403)	(1,603)	(7,338)	(1,104)
Income tax benefit	—	502	—	502
Net loss	$(3,403)	$(1,101)	$(7,338)	$(602)
Net loss per share of common stock:
Basic and diluted	$(0.80)	$(0.48)	$(2.14)	$(0.26)
Weighted-average number of shares used in per share amounts:
Basic and diluted	4,233,193	2,273,007	3,422,521	2,347,728

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,	July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,338)	$(602)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,289	95
Depreciation and amortization	670	412
Amortization of intangible assets	197	96
Deferred income taxes	—	(502)
Non-cash interest expense	64	28
Write-off of non-cash deferred debt issuance costs	332	—
Change in fair value of acquisition related contingent consideration	124	93
Change in fair value of warrant liability	442	215
Changes in operating assets and liabilities:
Accounts receivable, net	(529)	(2,217)
Inventories	860	(2,734)
Deferred inventory costs	558	(683)
Prepaid expenses and other assets	(178)	371
Accounts payable and accrued expenses	3,293	2,568
Other long term liabilities	(62)	47
Deferred revenue	(372)	2,724
Net cash used in operating activities	(650)	(89)
Cash flows from investing activities:
Purchases of property and equipment	(866)	(462)
Business acquisition, net of cash assumed	—	(672)
Net cash used in investing activities	(866)	(1,134)
Cash flows from financing activities:
Proceeds from initial public offering, net	58,848	—
Proceeds from Series Beta preferred stock, net	5,000	—
Repayment of debt	(11,294)	(733)
Payment of acquisition related earn-out	(475)	—
Proceeds from exercise of preferred and common stock warrants	61	139
Payment of preferred warrant liability	(584)	—
Net cash provided by (used in) financing activities	51,556	(594)
Net increase (decrease) in cash and cash equivalents	50,040	(1,817)
Cash and cash equivalents at beginning of period	9,133	6,364
Cash and cash equivalents at end of period	$59,173	$4,547
Supplemental disclosure of cash flow information:
Income taxes paid	$2	$1
Interest paid	$439	$109
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$38,629	$—
Unpaid offering costs	$1,644	$—
De-recognition of warrant liability to additional paid-in capital	$1,075	$—
Shares issued as consideration in business acquisition and related earnout	$451	$338
Unpaid portion of property and equipment purchases	$69	$277

See notes to condensed consolidated financial statements

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Ooma, Inc. (the “Company”) is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications, and end-point devices, provides the connectivity and functionality that enables our solutions. The Company was incorporated in Delaware on November 19, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 17, 2015 (the “Prospectus”). There have been no changes to our significant accounting policies described in the prospectus that have had a material impact on our condensed consolidated financial statements and related notes.

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2016. The condensed consolidated balance sheet as of January 31, 2015 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

Reverse Stock Split

Effective July 6, 2015, the Company completed a one-for-two reverse stock split, as approved by its Board of Directors (the “Board”). All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Initial Public Offering and Conversion of Preferred Stock

On July 22, 2015, the Company completed its initial public offering (the “IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements as of July 31, 2015:

•

The Company issued 5,000,000 shares of its common stock at the initial public offering price of $13.00 per share. The net proceeds from the sale of the shares was $57.1 million after deducting the underwriters’ discounts and commissions of $4.5 million and $3.4 million of offering expenses.

•

8,353,748 shares of Series Alpha convertible preferred stock and Series Alpha-1 convertible preferred stock were collectively converted into 8,353,748 shares of common stock on a 1:1 basis. The public offering price of $13.00 per share triggered an automatic conversion of 241,469 shares of Series Beta convertible preferred stock, which automatically converted to 525,109 shares of common stock based on an adjusted conversion price equal to 75% of the $13.00 public offering price, or $9.75, rather than the $21.2028 per share consideration paid, pursuant to the conversion price adjustment provision applicable to such shares in the Company’s then-current amended and restated certificate of incorporation.

•

The December 2010 warrant to purchase 70,287 shares of Series Alpha convertible preferred stock was cash settled at the IPO price of $13.00 per share after deducting the exercise price of $4.70 per share. The Company paid $0.6 million to the warrant holder on settlement.

•

Of the warrants to purchase 34,397 shares of Series Alpha convertible preferred stock issued in June 2009, warrants to purchase 2,769 shares of Series Alpha convertible preferred stock were cash exercised at an exercise price of $4.70 per share and resulted in 2,769 shares of common stock; warrants to purchase 21,529 shares of Series Alpha convertible preferred stock were net exercised using the IPO price of $13.00 per share net of the exercise price of $4.70 per share resulting in issuance of 13,752 shares of common stock; and warrants to purchase 10,099 shares of common stock were terminated due to failure to exercise on or before the IPO date per the terms of the warrant agreements.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

•

On the completion of the IPO, the warrants to purchase 21,299 shares of Series Alpha convertible preferred stock issued in May 2009 and warrants to purchase 66,026 shares of Series Alpha convertible preferred stock issued in conjunction with the Company’s debt in April and December 2012 and October 2014 were converted on a 1:1 basis into warrants to purchase shares of common stock.

•

Of the warrants to purchase 87,828 shares of common stock outstanding prior to the IPO, 6,542 common warrants were cash exercised and converted to 6,542 shares of common stock and 4,100 common warrants were exercised net of the respective exercise price per warrant to 2,612 shares of common stock and 556 common warrants were terminated due to non-exercise on IPO per the terms of the warrant agreement.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature; therefore, actual results could differ from management’s estimates.

Comprehensive Loss

The Company does not have any components of comprehensive income (loss), as such the net loss for all periods reported equals comprehensive loss.

Concentration of Risk— The concentration of accounts receivable, net of allowance of returns of $0 and $0.1 million as of July 31, 2015 and January 31, 2015, respectively are as follows:

	As of
	July 31, 2015	January 31, 2015
Customer A	16%	11%
Customer B	14%	*
Customer C	*	23%
Customer D	*	10%

* represents less than 10% during the period

There were no customers that individually exceeded 10% of our revenue during the three and six months ended July 31, 2015 and 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard with the issuance of by ASU 2015-14, Revenue from Contracts with Customers (ASC 606) Deferral of Effective Date.  As a result, ASU 2014-09 will become effective for the Company in the first quarter of fiscal 2019 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (ASC 205), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 (ASC 330), Simplifying the Measurement of Inventory related to measure inventory. Update No. 2015-11 requires companies to measure inventory using the lower of cost and net realizable value. It is

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of this guidance on the Company’s consolidated financial statements.

3. Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company’s financial instruments consist of Level 1 assets and Level 3 liabilities. Money market funds have been classified as Level 1 because these securities are valued based upon quoted prices in active markets. The money market funds are classified as cash equivalents.

As of January 31, 2015, the Level 3 liabilities consists of the Company’s convertible preferred stock warrant liability and acquisition-related contingent consideration. As of July 31, 2015, the Level 3 liabilities consisted of acquisition-related contingent consideration.

There were no transfers into or out of the Level 3 category during the six months ended July 31, 2015 and during the year ended January 31, 2015.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of July 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$156	$—	$—	$156
Money market fund	59,017	—	—	59,017
Total Cash and Cash Equivalents	$59,173	$—	$—	$59,173

Liabilities:
Acquisition-related contingent consideration	$—	$—	$798	$798
Convertible preferred stock warrant liability	—	—	—	—
Total liabilities	$—	$—	$798	$798

	Balance as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$115	$—	$—	$115
Money market fund	9,018	—	—	9,018
Total Cash and Cash Equivalents	$9,133	$—	$—	$9,133

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,695	$1,695
Convertible preferred stock warrant liability	—	—	1,217	1,217
Total liabilities	$—	$—	$2,912	$2,912

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the Level 3 fair value category for the periods presented are as follows (in thousands):

	Convertible Preferred Stock Warrant Liability	Acquisition-Related Contingent Consideration
Balance at January 31, 2015	$1,217	$1,695
Payout of consideration	—	(570)
Issuance of shares	—	(451)
Changes in fair value	442	124
Payment of preferred warrant liability upon IPO	(584)	—
De-recognition of preferred warrant liability to additional paid-in capital	(1,075)	—
Balance at July 31, 2015	$—	$798

Level 3 instruments consisted of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s convertible preferred stock were classified as other liabilities. At every reporting date the warrants were remeasured and the change in the fair value was recorded as a component of other (expense) income, net, in the condensed consolidated statement of operations and liabilities on the balance sheet.

Upon the closing of the Company’s IPO, warrant to purchase 70,287 shares of Series Alpha convertible preferred stock was remeasured at the initial offering price of $13.00 per share less the exercise price of $4.70 per share. The total warrant liability of $0.6 million related to this warrant was cash settled. The aggregate fair value of the other warrants was de-recognized and reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further changes.

The carrying value of the Company’s accounts receivable, inventory and other current assets and current liabilities approximates fair value due to short maturities.

4. Balance Sheet Components

Inventories

The following table shows the components of inventories (in thousands):

	July 31,	January 31,
	2015	2015
Finished goods	$5,972	$5,719
Raw material	1,249	2,362
Total inventory	$7,221	$8,081

Deferred Revenue

The following table shows the components of deferred revenue (in thousands):

	July 31,	January 31,
	2015	2015
Deferred revenue:
Subscription and services	$11,128	$9,863
Product and other	2,884	4,523
Total deferred revenue	14,012	14,386
Less: current portion of deferred revenue	13,976	14,348
Deferred revenue, noncurrent portion included in other long-term liabilities	$36	$38

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses

The following table shows the components of accrued expenses (in thousands):

	July 31,	January 31,
	2015	2015
Accrued regulatory fees and taxes	$4,946	$4,762
Accrued payroll and related expenses	2,410	2,022
Acquisition-related contingent consideration-current portion	797	1,027
Other accrued expenses	3,340	2,502
Total accrued expenses	$11,493	$10,313

5. Debt

In April 2012, (amended in October 2012), the Company entered into a secured debt agreement (“Term Debt”) in the amount of $4.0 million. The debt had a maturity date in September 2015 and a fixed interest rate of 5.75%. The Company made monthly interest-only payments through September 2012, and monthly payments of principal and interest thereafter. In July 2015, the Company paid off the remaining balance of $0.3 million using a portion of the IPO proceeds.

In December 2012, the Company entered into an amended secured debt agreement, adding a revolving line of credit in the amount of $6.0 million (“the Revolver”). The interest rate on the Revolver is 2.75% above the prime rate (6.0% at January 31, 2015). The Revolver includes a financial covenant that the Company is required to have a certain number of subscribers each quarter. The Revolver was originally due to mature in December 2014. In July 2014, the Company entered into an amended agreement to extend the maturity date until July 2016. In October 2014, the Company borrowed $5.0 million under the Revolver. The outstanding debt of $5.0 million was repaid in July 2015 using a portion of the IPO proceeds.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new line of credit of up to $10.0 million. The Company’s credit agreements with its lender contain customary negative covenants that limit the ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. In January 2015, the Company drew down $5.0 million of this new line of credit. The interest rate on advances under the line of credit is 11%, and interest is payable monthly. The original maturity date of the line of credit was January 2018. The Company repaid this outstanding debt of $5.0 million in July 2015 using a portion of the IPO proceeds. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. These warrants remained outstanding as of July 31, 2015.

The Company has certain non-financial covenants in connection with the borrowings. As of January 31, 2015 and July 31, 2015, the Company was in compliance with all the covenants under the Revolver agreement.

As of July 31, 2015, the amount available under the Revolver agreement was $12.0 million.

Total interest expense recognized was $0.6 million and $0.1 million for the three months ended July 31, 2015 and 2014, respectively, and $0.9 million and $0.1 million for the six months ended July 31, 2015 and 2014, respectively. Total amortization of debt issuance costs recognized was $20,000 and $13,000 for the three months ended July 31, 2015 and 2014, respectively and $64,000 and $28,000 for the six months ended July 31, 2015 and 2014, respectively.

Interest expense for the three and six months ended July 31, 2015 also included $0.3 million write-off of non-cash deferred issuance costs due to the repayment by the Company of all of the outstanding debt in July 2015.

As of July 31, 2015, the debt on the consolidated balance sheet related to equipment acquired under capital lease.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Convertible Preferred Stock Warrant Liability

At each balance sheet date, the Company had the following warrants to purchase convertible preferred stock outstanding:

		Fair value		Fair value		Fair value
	Warrants	of Warrants	Warrants	of Warrants	Warrants	of Warrants
	outstanding	Liabilities as of	outstanding	Liabilities as of	outstanding	Liabilities as of
	as of	January 31, 2015	as of	April 30, 2015	as of	July 31, 2015
	January 31, 2015	(in thousands)	April 30, 2015	(in thousands)	July 31,2015	(in thousands)
December 2010 warrant	70,287	$474	70,287	$726	—	$—
April 2012, December 2012 and October 2014 warrants	66,026	374	66,026	611	—	—
May and June 2009 warrants	55,696	369	55,696	596	—	—
Total	192,009	$1,217	192,009	$1,933	—	$—

In December 2010, the Company issued a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock at an exercise price of $4.70 per share. On completion of the IPO, the Company remeasured the warrant at the IPO price of $13.00 per share, after deducting the exercise price the fair value of the warrant was determined to be $0.6 million. The warrant was cash settled and the Company paid $0.6 million to the warrant holder upon the IPO.

The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo valuation model or IPO pricing on payout. The Company recorded a remeasurement gain (loss) of $0.1 million and $(17,000) during the three months ended July 31, 2015 and 2014, respectively; and $(0.1) million and $(0.1) million during the six months ended July 31, 2015 and July 31, 2014, respectively.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock with an exercise price of $4.70 per share in connection with a debt agreement with a lender. The warrants had expiration dates ranging from April 2022 to December 2022. The Company recorded the warrants as derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. The Company recorded a remeasurement gain (loss) of $(0.1) million and $(9,000) for the three months ended July 31, 2015 and 2014 respectively, and $(0.3) million and $(0.1) million for the six months ended July 31, 2015 and 2014, respectively. Upon completion of the IPO on July 22, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted into warrants to purchase shares of common stock on a 1:1 basis.

In June 2009, the Company issued warrants to purchase 34,397 shares of Series Alpha convertible preferred stock and in May 2009, the Company issued warrants to purchase 21,299 shares of convertible preferred stock. The Company recorded the warrants to purchase shares of convertible preferred stock as derivative liabilities. These warrants were initially measured at fair value and remeasured at every reporting period date using a Black Scholes valuation model and the change in the fair value was recorded in other (expense) income in the condensed consolidated statement of operations. The Company recorded a remeasurement gain (loss) of $0.1 million and $(5,000) for the three months ended July 31, 2015 and 2014, respectively, and $(0.1) million and $(48,000) for the six months ended July 31, 2015 and 2014, respectively.

Upon completion of the IPO on July 22, 2015, of the warrants to purchase 34,397 shares of Series Alpha convertible preferred stock issued in June 2009, warrants to purchase 2,769 shares of Series Alpha convertible preferred were cash exercised at an exercise price of $4.70 per share to 2,769 shares of common stock; warrants to purchase 21,529 shares of Series Alpha convertible preferred stock were net exercised using the IPO price of $13.00 per share net of the exercise price of $4.70 per share to 13,752 shares of common stock; and warrants to purchase 10,099 shares were terminated due to failure to exercise on or before the IPO per the terms of the warrant agreement. The Company recognized a gain of $0.1 million on the termination of 10,099 warrants. The IPO also triggered the 21,299 warrants issued in May 2009, to convert to common warrants to purchase 21,299 shares of common stock. The total aggregate liability of $0.4 million related to these warrants was derecognized and reclassified to additional paid in capital.

The following assumptions were used to calculate the fair value of the warrants:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Assumptions:
Expected volatility	66%	70%	66%-70%	70%
Expected term (in years)	0-1.0	1.8-1.9	0-1.1	1.8-2.1
Risk-free interest rate	0%-0.3%	0.5%	0%-0.3%	0.5%
Dividend yield	— %	— %	— %	— %

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Commitments and Contingencies

The Company leases office space in Palo Alto and Newark, California under operating leases that are scheduled to expire through February 2018.

In January 2015, the Company entered into a capital lease for computer equipment that matures in December 2016 with the right to purchase the equipment at maturity for one dollar.

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year as of July 31, 2015, were as follows (in thousands):

	Capital	Operating
Year Ending July 31,	Leases	Leases
2016 (remaining six months)	$357	$775
2017	653	1,589
2018	—	1,202
2019	—	27
Total	$1,010	$3,593
Less: Amount representing interest	(50)
Present value of lease payments	960
Less: Current portion	(668)
Capital lease—net of current portion	$292

Rent expense was $0.3 million and $0.2 million for the three months ended July 31, 2015 and 2014, respectively, and $0.6 million and $0.4 for the six months ended July 31, 2015 and 2014, respectively.

As of July 31, 2015, non-cancelable purchase commitments were $1.9 million.

Legal Matters—The Company is party to actions and proceedings incident to the Company’s business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property, and claims that the Company’s products or services infringe on the intellectual property rights of others. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no contingent liabilities requiring accrual or disclosure as of July 31, 2015.

Indemnification—The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid.

To date the Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications has been recorded to date.

8. Stockholders’ Equity

Reverse Stock Split

On July 6, 2015, the Company effected a one-for-two reverse stock split of its outstanding common stock, convertible preferred stock, stock options, warrants to purchase preferred stock and warrants to purchase common stock as approved by its Board of Directors. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the one-for-two reverse stock split.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Convertible Preferred Stock

Upon the closing of the IPO on July 22, 2015, all of the Company's outstanding Series Alpha and Series Alpha-1 convertible preferred stock converted into 8,353,748 shares of common stock on a 1:1 basis and 241,469 shares of Series Beta preferred stock converted into 525,109 shares of common stock.

Common Stock and Preferred Stock

On July 6, 2015, the Company filed an amended and restated certificate of incorporation to increase the amount of common stock authorized for issuance to 100,000,000 shares with a par value of $0.0001 per share and 10,000,000 shares with a $0.0001 par value per share of preferred stock.

As of July 31, 2015 the Company had 16,684,686 shares of common stock outstanding which includes the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding.

Equity Award Plans

2005 Stock Plan

The Board of Directors adopted, and the stockholders approved, the Company’s 2005 Stock Plan (the “2005 Plan”), in April 2005. The 2005 Plan provides for the grant of incentive stock options to its employees (and employees of its subsidiaries), and for the grant of non-statutory stock options and stock purchase rights to its employees, directors and consultants (and employees and consultants of its subsidiaries). In June 2015, the 2005 Plan was amended and restated in the form of the 2015 Equity Incentive Plan described below. The terms of the 2005 Plan as described in the Prospectus will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

2015 Equity Incentive Plan

In June 2015, the Company amended and restated its 2005 Plan in the form of 2015 Equity Incentive Plan (the “2015 Plan”) which became effective immediately upon the effectiveness of the Company’s IPO. The 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The maximum aggregate number of shares that may be issued under the 2015 Plan is 4,433,102 shares (which is the number of shares previously reserved for issuance under the 2005 Plan) plus 2,205,828 shares which is the number of shares equal to 10% of its outstanding shares of common stock measured at the time of completion of its IPO (as determined on a fully diluted basis, including the shares reserved under its equity plans). In addition, the number of shares available for issuance under the 2015 Plan will be annually increased on the first day of each of its fiscal years beginning with fiscal 2017, by an amount equal to the lessor of (i) 5% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (ii) such other amount as the Company’s board of directors may determine.

As of July 31, 2015, the Company had 2,181,156 shares available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP has 441,165 shares authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or July 17, 2015, and ends on September 15, 2017. In the three and six months ended July 31, 2015, the Company recorded stock-based compensation expense of $18,000 related to the ESPP. No shares have been purchased by employees under the ESPP during the three and six months ended July 31, 2015.

Stock Options

Options to purchase shares of common stock may be granted to employees, directors, and consultants. These options vest from date of grant to up to five years and expire 10 years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the plan provisions. Shares issued upon exercise prior to vesting, are subject to a right of repurchase, which lapses according to the original option vesting schedule.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of option activity under the Company’s 2005 Plan and 2015 Plan for the six months is set forth below:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance, January 31, 2015	1,893,239	$3.85	8.40	$10,109
Options granted	355,448	13.17
Options exercised	(48,758)	0.38
Options canceled	(14,911)	4.38
Balance, July 31, 2015	2,185,018	5.44	8.26	$16,899
Vested and exercisable, July 31, 2015	596,737	$0.63	5.23	$7,193
Vested and expected to vest, July 31, 2015	1,989,485	$4.19	8.18	$15,470

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended July 31, 2015 and 2014 was $0.5 million and $0.3 million, respectively, and $0.6 million and $0.4 million for the six months ended July 31, 2015 and 2014, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to non-employee board members and are subject to a time-based vesting condition, which is one year.

A summary of the Company’s RSU activity and related information for the six months ended July 31, 2015 is as follows:

	Number of Shares issued under the 2015 Plan	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2015	—	$—
RSUs granted	67,305	13.00
RSUs vested	—	—
RSUs canceled	—	—
Balance as of July 31, 2015	67,305	$13.00

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity and related information for the six months ended July 31, 2015 is as follows:

Common Warrants Outstanding
Balance, January 31, 2015	87,828
Add: Conversion of Preferred Series Alpha warrants to common warrants on IPO	87,325
Less: Common warrants exercised to common stock	(9,152)
Less: Common warrants terminated	(2,046)
Balance, July 31, 2015	163,955

These warrants have exercise prices ranging from $4.70 to $6.04 per share and have expiration dates through January 2025.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Cost of revenue	$65	$5	$123	$9
Research and development	73	7	129	12
Sales and marketing	239	23	456	38
General and administrative	361	19	581	36
Total stock-based compensation	$738	$54	$1,289	$95

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock Options	$691	$54	$1,242	$95
Restricted Stock Units	29	—	29	—
Employee Stock Purchase Plan	18	—	18	—
Total stock-based compensation	$738	$54	$1,289	$95

As of July 31, 2015, there was $7.6 million, $0.8 million and $1.0 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 3.1 years, 1.0 year and 1.4 years, respectively.

Total outstanding non-employee stock options were 87,199 and 13,064 at July 31, 2015 and 2014, respectively. The non-employee stock-based compensation expense was not material for any of the periods presented.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying stock options was historically established by the Company’s Board of Directors, and was based in part upon a valuation provided by an independent third-party valuation firm. Subsequent to the completion of the IPO, the Company uses the closing price of common stock as reported on the New York Stock Exchange on the grant date. The Company has consistently used peer company volatilities for calculating the expected volatilities for employee stock options and the ESPP. The expected term of options granted to employees is based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP is based on the contractual term. The risk-free interest rate for the expected term of the options and the ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes its stock-based compensation related to options and RSUs using a straight-line method over the vesting term. The Company recognizes its stock-based compensation related to ESPP using a straight-line method over the offering period.

For the three and six months ended July 31, 2015 and 2014 the fair value of employee stock options grants was estimated using the Black – Scholes model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock Options:
Expected volatility	54%-59%	73%-79%	54% - 62%	73%-81%
Expected term (in years)	5.3-6.1	5.5-6.1	5.3-6.1	5.5-6.1
Risk-free interest rate	1.7%-1.9%	1.9%-2.0%	1.6%-1.9%	1.8%-2.0%
Dividend yield	— %	— %	— %	— %

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended July 31, 2015 and 2014 the fair value of ESPP was estimated using the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
ESPP:
Expected volatility	35%-43%	— %	35%-43%	— %
Expected term (in years)	0.7-2.2	—	0.7-2.2	—
Risk-free interest rate	0.1%-0.7%	— %	0.1%-0.7%	— %
Dividend yield	— %	— %	— %	— %

Early Exercise of Common Stock

During the three and six months ended July 31, 2014, the Company issued 26,393 and 63,893 shares, respectively, of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. The Company did not issue any shares during the three and six months ended July 31, 2015 that were early exercised. The amounts received from all such early exercises is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of July 31, 2015 and January 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.3 million and $0.3 million, respectively.

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended July 31, 2015, primarily due to unbenefited domestic losses. The Company recorded a $0.5 million benefit in the three and six months ended July 31, 2014 arising from the acquisition of Talkatone, Inc. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

At July 31, 2015, the Company had unrecognized tax benefits of $1.0 million, none of which would currently affect the Company's effective tax rate, if recognized due to the Company's net deferred tax assets being offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2015 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2015.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.

Note 11. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share of common stock allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on July 22, 2015, all outstanding convertible preferred stock was converted to common stock and are included in the weighted average number of common shares used to compute net loss per share from the conversion date.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Numerator
Net loss	$(3,403)	$(1,101)	$(7,338)	$(602)
Denominator
Weighted-average common shares for basic and diluted net loss per share	4,233,193	2,273,007	3,422,521	2,347,728
Basic and diluted net loss per share	$(0.80)	$(0.48)	$(2.14)	$(0.26)

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three and Six Months Ended July 31,
	2015	2014
Options to purchase common stock	2,185,018	873,379
Employee stock purchase plan	235,097	—
Convertible preferred stock	—	8,353,748
Warrants to purchase convertible preferred stock	—	192,009
Warrants to purchase common stock	163,955	34,908
Common stock subject to repurchase	335,114	606,711
Potential common shares excluded from diluted net loss per share	2,919,184	10,060,755

12. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million and $37,000 for the three months ended July 31, 2015 and July 31, 2014, respectively, and $0.1 million and  $0.1 million for the six months ended July, 31, 2015 and July 31, 2014, respectively.

13. Subsequent Events

In August 2015, the Company entered into an agreement to lease 6,724 square feet of additional space in Palo Alto, California. The thirty month lease is scheduled to begin on September 1, 2015 and end on February 28, 2018. The base annual rent is initially set at approximately $17,482 per month. Total base rent payable over the lease period is estimated to be approximately $0.5 million.

From August 1, 2015 to September 11, 2015, the Company granted options to purchase an aggregate of 70,000 shares of the Company’s common stock at a weighted average exercise price of $9.53 per share, and 914,050 RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on July 17, 2015. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations.

Forward-looking statements appear throughout this Quarterly Report on Form 10-Q including in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements can generally be identified by words such as “will,” “enables,” “expects,” “allows,” “continues,” “believes,” “anticipates,” “estimates” or similar expressions.  Examples of forward-looking statements include, among others, statements we make regarding (i) expected operating results, such as revenue growth, operating and other expenses, margins and earnings; (ii) expectations of the effect on our financial condition of claims, litigation, contingent liabilities, and governmental and regulatory investigations and proceedings; (iii) strategies for customer retention, growth, product development, market position, financial results and reserves; and (iv) strategies for risk management.

Forward-looking statements are neither historical facts nor assurances of future performance. They are based only on our current beliefs, expectations and assumptions regarding the future of our business, anticipated events and trends, the economy and other future conditions. As such, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and in many cases outside our control. Our expected results may not be achieved, and actual results may differ materially from our expectations. Therefore, you should not rely on any of these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the section titled “Risk Factors” included under Part II, Item 1 A below, including but not limited to (i) the extent to which we are successful in gaining new customers and retaining existing ones; (ii) the incidence of service outages that could harm our reputation and impair our ability to sell our services; (iii) developments and changes in laws and regulations, including increased regulation of the internet telecommunications industry through legislative action and revised rules and standards applied by the Federal Communications Commission; and (iv) disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. Our unique hybrid SaaS platform, consisting of our proprietary cloud, on-premise appliances, mobile applications, and end-point devices, provides the connectivity and functionality that power our solutions. Our communications solutions deliver our proprietary HD voice quality, advanced features, and integration with mobile devices, at extremely competitive pricing and value. Our platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. Our platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security, and networking infrastructure applications to our users.

We drive the adoption of our platform by providing communications solutions to the large and growing markets for small business, home, and mobile users and then accelerate growth by offering new and innovative connected services to our user base. Our small business and home customers adopt our platform by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet and activating services, for which they primarily pay on a monthly basis. Our communications solutions are distinguished by the combination of our proprietary HD voice quality, exceptional value, an advanced feature set enhanced by a number of end-point devices and integration with mobile devices. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

We generate our subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services.

We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service.

Our total revenue increased from $16.7 million in the three months ended July 31, 2014 to $21.1 million in the three months ended July 31, 2015, representing a 27% growth. In the six months ended July 31, 2015 our total revenue increased to $41.0 compared to $33.0 million in the six months ended July 31, 2014, representing a 24% growth. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(3.4) million and $(1.1) million during the three months ended July 31, 2015 and 2014, respectively, and $(7.3) million and $(0.6) million during the six months ended July 31, 2015 and 2014, respectively.

Key Business Metrics

We review the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Core Users

We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of home user accounts, office user extensions and standalone Business Promoter accounts, which means Business Promoter users who do not subscribe to any other services from us. Our core users as of July 31, 2015 and 2014 are approximately as follows:

	As of July 31,
	2015	2014
Core Users	717,000	556,000

The increase in our core users was primarily due to the increases in our Ooma Telo customers and small business customers.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of July 31, 2015 and 2014 is approximately as follows:

	As of July 31,
	2015	2014
	(In thousands)
Annualized Exit Recurring Revenue	$66,922	$50,510

We have experienced a year-over-year increase in AERR primarily due to an increase in our core users and also due to increase in our average recurring revenue per user.

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users, or our annual net dollar retention rate, provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

The Annual Net Dollar Subscription Retention Rate as of July 31, 2015 and 2014 were as follows:

	As of July 31,
	2015	2014
Annual Net Dollar Subscription Retention Rate	96%	101%

Net Dollar Subscription Retention Rate decreased year-over-year primarily due to a decrease in the Business Promoter average revenue per user partially offset by an increase in year-over-year overall average revenue per user growth.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. Adjusted EBITDA represents net income (loss) before interest expense, net, other (expense) income, net, income taxes, depreciation and amortization, stock-based compensation, change in the fair value of our convertible preferred stock warrants and change in fair value of our acquisition-related contingent consideration. A reconciliation of our net loss to Adjusted EBITDA for the three and six months ended July 31, 2015 and 2014 is described below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,403)	$(1,101)	$(7,338)	$(602)
Reconciling items:
Interest expense, net	275	51	560	104
Write-off of non-cash deferred debt issuance costs	332	—	332	—
Other income and expense, net	10	(1)	12	9
Depreciation and amortization	354	209	670	412
Amortization of intangibles	98	85	197	96
Stock - based compensation	738	54	1,289	95
Benefit from Income tax	—	(502)	—	(502)
Change in fair value of convertible preferred stock warrants	(274)	31	442	215
Change in fair value of acquisition-related contingent consideration	43	93	124	93
Adjusted EBITDA	$(1,827)	$(1,081)	$(3,712)	$(80)

Components of Results of Operations

Revenue

We generate revenue primarily through the sale of subscriptions to our communications solutions and other connected services. We also generate revenue from the sale of our on-premise appliances and end-point devices that enable our solutions, as well as from porting fees to enable our customers to transfer their existing phone numbers to the Ooma service.

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance calling and mobile advertising from customers who have subscribed for these services, which we refer to as usage-based subscriptions. We recognize revenue under service subscription plans on a straight-line basis over their contractual service term. We recognize revenue under usage-based subscriptions based on actual usage. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We generally recognize revenue from mobile advertising on a net basis, because we are not the primary obligor to advertisers. We expect our subscription and services revenue to increase in absolute dollars, as we continue to grow our user base.

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We recognize product and other revenue when the product has been delivered to the customer. We expect our product and other revenue to remain relatively flat or decrease slightly as we continue to sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform, as well as selling fewer on-premise appliances per core user as we continue to emphasize growth in Ooma Office.

Cost of Revenue

Cost of subscription and services revenue. Our cost of subscription and services revenue primarily consists of payments we make for third-party network operations and telecommunications services, credit card processing fees, costs to maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation of servers and equipment, along with related utilities and maintenance costs, personnel costs associated with customer care and network operations support, and allocated costs of facilities and information technology.

Cost of product and other revenue. Cost of product and other revenue is comprised primarily of the costs associated with the manufacturing of our on-premise appliances and end-point devices, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipment of on-premise appliances and end-point devices, and allocated costs of facilities and information technology.

Gross Margin

Subscription and services gross margin. Subscription and services gross margin, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect our subscription and services gross margin to increase over the long term as users adopt additional connected services that we introduce in the future, although our subscription and services gross margin may fluctuate in the short term depending on the interplay of all of the factors identified above.

Product and other gross margin. Product and other gross margin, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform. We therefore expect our product and other gross margin to be generally close to break-even, though it may fluctuate on a quarterly basis from small positive gross margin to small negative gross margin for the foreseeable future.

Our subscription and services gross margin is significantly higher than our product and other gross margin. As a result, any significant change in the mix between subscription and services revenue and product and other revenue will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise appliances than we forecasted, we would expect our total gross margin to decline.

Operating Expenses

We classify our operating expenses as sales and marketing expenses, research and development expenses, and general and administrative expenses.

Sales and marketing expenses. Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, internet, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively grow our core users.

Research and development expenses. Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to increase in absolute dollars as we continue to make investments in developing new and expanded features and improvements to our platform.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. While general and administrative expenses will increase as a result of being a public company we expect other components of the expense category to remain relatively flat or modestly grow going forward.

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenues:
Subscription and services	$17,449	$12,702	$33,025	$23,588
Product and other	3,687	3,999	7,963	9,412
Total revenues	21,136	16,701	40,988	33,000
Cost of revenues:
Subscription and services	6,310	4,405	11,934	8,222
Product and other	3,583	3,770	7,790	8,545
Total cost of revenues	9,893	8,175	19,724	16,767
Gross profit	11,243	8,526	21,264	16,233
Operating expenses:
Sales and marketing	6,813	5,830	12,708	9,560
Research and development	4,284	2,930	8,381	5,231
General and administrative	3,206	1,288	6,167	2,218
Total operating expenses	14,303	10,048	27,256	17,009
Loss from operations	(3,060)	(1,522)	(5,992)	(776)
Other (expense) income :
Interest expense, net	(607)	(51)	(892)	(104)
Change in fair value of warrants	274	(31)	(442)	(215)
Other (expense) income , net	(10)	1	(12)	(9)
Other (expense) income	(343)	(81)	(1,346)	(328)
Loss before provision for income taxes	(3,403)	(1,603)	(7,338)	(1,104)
Provision for income taxes	—	502	—	502
Net loss	$(3,403)	$(1,101)	$(7,338)	$(602)
Stock-based compensation:
Cost of revenues	$65	$5	$123	$9
Sales and marketing	73	7	129	12
Research and development	239	23	456	38
General and administrative	361	19	581	36
Total stock-based compensation	$738	$54	$1,289	$95

Percentage of Total Revenues:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenues:
Subscription and services	83%	76%	81%	71%
Product and other	17%	24%	19%	29%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Subscription and services	30%	26%	29%	25%
Product and other	17%	23%	19%	26%
Total cost of revenues	47%	49%	48%	51%
Gross profit	53%	51%	52%	49%
Operating expenses:
Sales and marketing	32%	35%	31%	29%
Research and development	20%	18%	20%	16%
General and administrative	15%	8%	15%	7%
Total operating expenses	68%	60%	66%	52%
Loss from operations	(14%)	(9%)	(15%)	(2%)
Other (expense) income:
Interest expense, net	(3%)	—%	(2%)	—%
Change in fair value of warrants	1%	—%	(1%)	(1%)
Other (expense) income , net	—%	—%	—%	—%
Other (expense) income	(2%)	—%	(3%)	(1%)
Loss before provision for income taxes	(16%)	(9%)	(18%)	(3%)
Provision for income taxes	—	3%	—	2%
Net loss	(16%)	(6%)	(18%)	(1%)

Comparison of the three and six months ended July 31, 2015 and 2014 (in thousands):

Revenues

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscription and services	$17,449	$12,702	$4,747	37%	$33,025	$23,588	$9,437	40%
Product and other	3,687	3,999	(312)	(8%)	7,963	9,412	(1,449)	(15%)
Total revenues	$21,136	$16,701	$4,435	27%	$40,988	$33,000	$7,988	24%

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Our total revenue increased by $4.4 million mainly due to an increase in subscription and services revenue of $4.7 million due to an increase in our core users offset by a decrease in product and other revenue of approximately $0.3 million.

Our subscription and services revenue increased by $4.7 million, primarily due to growth in our subscriber base, which increased from approximately 556,000 core users as of July 31, 2014 to approximately 717,000 core users as of July 31, 2015. In addition to the increase in our core users, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased from $22.68 for the three months ended July 31, 2014 to $23.34 for the three months ended July 31, 2015.

Our product and other revenue decreased by $0.3 million due to a decrease in the sales to one of our reseller partners.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

Our total revenue increased by $8.0 million mainly due to an increase in subscription and services revenue of $9.4 million offset by a decrease in product and other revenue of approximately $1.4 million.

Our subscription and services revenue increased by $9.4 million, primarily due to growth in our subscriber base. Our average core users increased by 29% for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. Additionally, Talkatone monthly active users, grew to over 1.7 million from approximately 800,000 users at the end of second quarter of fiscal 2015.

Our product and other revenue decreased by $1.4 million due to a decrease in sales to one of our reseller partners and a decrease in the average sales price per unit. The sales to our reseller partners are typically large and the timing varies from quarter-to-quarter.

Cost of Revenues and Gross Margin

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues:
Subscription and services	$6,310	$4,405	$1,905	43%	$11,934	$8,222	$3,712	45%
Product and other	3,583	3,770	(187)	(5%)	7,790	8,545	(755)	(9%)
Total cost of revenue	$9,893	$8,175	1,718	21%	$19,724	$16,767	2,957	18%
Gross profit:
Subscription and services	$11,139	$8,297	2,842	34%	$21,091	$15,366	5,725	37%
Product and other	104	229	(125)	(55%)	173	867	(694)	(80%)
Total gross margin	$11,243	$8,526	2,717	32%	$21,264	$16,233	5,031	31%
Gross margin:
Subscription and services	64%	65%			64%	65%
Product and other	3%	6%			2%	9%
Total gross margin	53%	51%			52%	49%

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

The increase in cost of subscription and services revenue of $1.9 million was primarily due to an increase in telecommunications provider and related fees of $0.6 million, an increase in personnel and consultant costs of $0.8 million, an increase in credit processing fees of $0.2 million and $0.2 million increase in allocated costs.

The decrease of $0.2 million in cost of product and other revenue was primarily driven by a change in product mix. We had a decrease in the number of bundled products we sold through our channel partners, reducing our overall product cost of revenue for the three months ended July 31, 2015 as compared to the three months ended July 31, 2014.

Total gross profit increased by $2.7 million for the three months ended July 31, 2015, as compared to three months ended July 31, 2014, due to an increase in subscription and services gross profit of $2.8 million, which was offset in part by a decrease in product and other gross profit of $0.1 million. Our total gross margin increased from 51% for the three months ended July 31, 2014 compared to 53% for the three months ended July 31, 2015, primarily due to an increase in our subscription and services revenue as we provided additional higher margin services to our core users, as well as economies of scale.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

The increase in cost of subscription and services revenue of $3.7 million was primarily due to an increase in telecommunications provider and related fees of $1.4 million, an increase in personnel and consultant costs of $1.4 million, an increase in credit card processing fees of $0.3 million, an increase in depreciation expenses of $0.3 million and an increase in facilities cost of $0.2 million.

The decrease of $0.8 million in cost of product and other revenue was primarily due to a decrease in units sold, which was driven by a decrease in sales to one of our reseller partners, a reduction in the average cost of the product sold due to a change in the mix of products sold and a reduction in the cost to manufacture our products with our contract manufacturers for the six months ended July 31, 2015 as compared to the six months ended July 31, 2014.

Total gross profit increased by $5.0 million and gross margin increased from 49% to 52% for six months ended July 31, 2015, as compared to six months ended July 31, 2014, primarily due to an increase in our subscription and services revenue as we provided additional higher margin services to our core users, as well as economies of scale.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating expenses:
Sales and marketing	$6,813	$5,830	$983	17%	$12,708	$9,560	$3,148	33%
Research and development	4,284	2,930	1,354	46%	8,381	5,231	3,150	60%
General and administrative	3,206	1,288	1,918	149%	6,167	2,218	3,949	178%
Total operating expenses	$14,303	$10,048	$4,255	42%	$27,256	$17,009	$10,247	60%

Sales and Marketing

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Sales and marketing expenses increased $1.0 million in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The increase was due to $0.7 million increase in personnel and consultant expenses primarily driven by increased headcount and growth in business, $0.1 million increase in stock based compensation and $0.2 million increase in commission expense due to the increase in total revenue.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

Sales and marketing expenses increased $3.1 million in the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. The increase was due to $1.2 million increase in personnel and consultant expenses primarily driven by increased headcount and growth in business, $1.2 million increase in advertising costs as we expanded advertising programs and lead generation activities; $0.3 million increase in allocated costs as we added the Newark facility in January 2015; $0.1 million increase in stock based compensation and $0.2 million increase in commission costs.

Research and Development

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Research and development expenses increased $1.4 million in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The increase was due to $1.0 million increase in personnel and consultant expenses primarily due to the increased headcount, $0.2 million increase in stock-based compensation.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

Research and development expenses increased $3.2 million in the six months ended July 31, 2015 as compared to the six months ended July 31, 2014. The increase was due to $2.4 million increase in personnel and consultant expenses primarily due to the increased headcount; $0.4 million increase in stock-based compensation; $0.2 million increase in allocated costs as we added the Newark facility in January 2015; and $0.1 million increase in web development costs.

General and Administrative

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

General and administrative expenses increased $1.9 million in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The increase was due to $1.3 million increase in personnel and consultant expenses primarily due to the increased headcount and prepared for the initial public offering, $0.3 million increase in stock-based compensation and $0.2 million increase in professional services.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

General and administrative expenses increased $3.9 million in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014. The increase was due to $2.2 million increase in personnel and consultant expenses primarily due to the increased headcount, $0.5 million increase in stock-based compensation and $1.1 million increase in professional services.

Other Income and Expense, net

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other (expense)income:
Interest (expense), net	$(607)	$(51)	$(556)	*NM	$(892)	$(104)	$(788)	*NM
Change in fair value of warrants	274	(31)	305	*NM	(442)	(215)	(227)	*NM
Other (expense) income, net	(10)	1	(11)	*NM	(12)	(9)	(3)	*NM
Total other (expense) income	$(343)	$(81)	$(262)	*NM	$(1,346)	$(328)	$(1,018)	*NM

*	Percentage is not meaningful

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Other income (expense) is comprised mainly of interest expense related to the outstanding debt and the change in the fair value of warrants. For the three months ended July 31, 2015, the interest expense increased by $0.6 million due to the increase in interest expense related to the increase in the outstanding debt, included in interest expense was $0.3 million of non-cash deferred issuance costs that were written off due to repayment of all outstanding debt in July 2015. The interest expense was offset by reduction of $0.3 million of expense due to the change in fair value of warrant expense.

Six Months Ended July 31, 2015 Compared to Six Months Ended July 31, 2014

Other income (expense) is comprised mainly of interest expense related to the outstanding debt and the change in the fair value of warrants. For the six months ended July 31, 2015, the interest expense increased by $0.8 million due to the increase in interest expense related to the increase in the outstanding debt. Also, included in interest expense was $0.3 million of non-cash deferred issuance costs that was written off due to repayment of all outstanding debt in July 2015. In addition to the interest expense was $0.2 million of expense which resulted from a greater proportional increase in the fair value of the warrants period to period.

Income Tax Benefit

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income tax benefit	$—	$502	$(502)	*NM	$—	$502	$(502)	*NM
*	Percentage is not meaningful

We recorded a tax benefit of $0.5 million arising from the release of deferred tax valuation allowances subsequent to the acquisition of Talkatone, Inc in May 2014. The release of valuation allowances was triggered by the recognition of $0.5 million of long term net deferred tax liabilities that were primarily related to the acquired intangible assets and R&D credits recorded upon the acquisition of Talkatone, Inc.

Liquidity and Capital Resources

As of July 31, 2015 we had $59.2 million of cash and cash equivalents. To date we have funded our operations through our initial public offering, sales to our customers, issuance of convertible preferred stock, proceeds from issuance of common stock under our stock plans and proceeds from issuance of debt. In April 2015, we raised $5.0 million in proceeds from sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold 5.0 million shares at $13.00 per share which resulted in net proceeds of $57.1 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.4 million in offering costs, of which $1.8 million was paid and $1.6 million remained unpaid as of July 31, 2015. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt.

We believe that our existing cash and cash equivalents and $12.0 million funds available under our existing Revolver agreement will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31,
	2015	2014
Net cash used in operating activities	$(650)	$(89)
Net cash used in investing activities	(866)	(1,134)
Net cash provided by (used in) financing activities	51,556	(594)
Net increase (decrease) in cash and cash equivalents	$50,040	$(1,817)

Net Cash Used in Operating Activities

We have historically used cash in operating activities due to our net losses, which include non-cash expense items such as depreciation and amortization, stock based compensation, write off of deferred issuance costs related to debt, change in the fair value of warrant liability and acquisition related contingent consideration offset by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and accrued expenses.

The key line items that resulted in net cash used in operating activities were as follows (in thousands):

	Six Months Ended
	July 31,
	2015	2014
Net Loss	$(7,338)	$(602)
Add back non-cash charges	3,118	437
Net loss before non-cash charges	(4,220)	(165)
Decrease (increase) in inventories	860	(2,734)
Decrease (increase) in deferred inventory costs	558	(683)
Increase in accounts payable and accrued expenses	3,293	2,568
Increase in accounts receivable	(529)	(2,217)
(Decrease) increase in deferred revenue	(372)	2,724
Others	(240)	418
	$(650)	$(89)

For the six months ended July 31, 2015, our net loss of $7.3 million included non-cash charges of $3.1 million primarily related to $1.3 million of stock-based compensation; $0.9 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.6 million of expense due to change in fair value of preferred warrant liability and acquisition related contingent consideration. Operating asset and liability changes for the six months ended July 31, 2015 included:

•	a decrease of $0.9 million in inventory primarily due to a usage of raw material
•	a decrease of $0.6 million of deferred inventory costs due to net sell through of channel partner inventory to end-users
•	an increase of $3.3 million of accounts payable and accrued liabilities due to the timing of payments and $1.6 million of unpaid offering costs as of July 31, 2015
•	an increase of $0.5 million in accounts receivable due to the timing of billings to our channel partners
•

a decrease of $0.4 million in deferred revenue resulting from a decrease of $1.6 million of product revenue due to   product sold by channel partners in excess of shipments offset by $1.3 million increase in deferred revenue from subscription and other services as our core user base grew

For the six months ended July 31, 2014, our net loss of $0.6 million included non-cash charges of $0.4 million primarily related to $0.5 million of depreciation and amortization expense, $0.3 million of expense due to change in fair value of preferred warrant liability and acquisition related earn out, $0.1 million of stock-based compensation offset by $0.5 million in income tax benefit due to the acquisition of Talkatone, Inc. Operating cash activities for the six months ended July 31, 2014 included:

•	an increase of $2.7 million in our raw material and finished goods inventory to scale our business
•	an increase of $0.7 million in deferred inventory costs due to shipments to our channel partners net of product costs sold through to our end-users
•	an increase of $2.6 million of accounts payable and accrued liabilities due to the timing of payments
•	an increase of $2.2 million in accounts receivable due to the timing of shipments and billings to our channel partners
•

an increase of $2.7 million in deferred revenue primarily due to an increase of $1.8 million of product revenue due to shipments to our channel partners net of product sold through to end-users and $0.9 million increase in deferred revenue from subscription and other services as our core user base grew

Net Cash Used in Investing Activities

Our investing activities include business acquisitions and capital expenditures for property and equipment purchases. Our capital expenditures have primarily been for general business purposes, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

For the six months ended July 31, 2015 we used $0.9 million in investing activities primarily for the purchase of property and equipment.

For the six months ended July 31, 2014 we used $1.1 million in investing activities, which included $0.7 million in connection with a business acquisition and $0.5 million for the purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Cash generated from financing activities includes proceeds from borrowings under our credit facilities, proceeds from our issuance of common stock following employee stock option exercises, issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes repayment of debt and capital leases and payment of acquisition related earn-out.

During the six months ended July 31, 2015, financing activities provided $51.6 million of cash. In the six month period ended July 31, 2015, we generated net cash proceeds of $57.1 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $4.5 million and offering costs of $3.4 million, of which $1.8 million was paid and $1.6 million remained unpaid as of July 31, 2015. Cash provided from financing activities also included $0.1 million in proceeds from the exercise of preferred warrants and warrants to purchase common stock and issuance of common stock, offset by repayment of $11.3 million of outstanding debt and capital leases and payment of $0.6 million of preferred warrant liability.

During the six months ended July 31, 2014, we used $0.6 million in financing activities, primarily due to repayment of outstanding debt and capital leases.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of July 31, 2015 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$1,010	$357	$653	$—	$—
Operating lease obligations	3,593	775	2,791	27
Total	$4,603	$1,132	$3,444	$27	$—

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements. Capital lease obligations represent our obligation to make payments for equipment that we have leased and operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.

As of July 31, 2015, non-cancelable purchase commitments with our contract manufacturers were $1.9 million.

As of July 31, 2015, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three and six months ended July 31, 2015 and 2014, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

We had cash and cash equivalents of $59.2 million and $9.1 million as of July 31, 2015 and January 31, 2015, respectively. Our cash and cash equivalents are held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In addition, as of January 31, 2015, we had approximately $10.7 million in short and long-term debt including accrued interest with variable interest rate components. A hypothetical 10% increase or decrease would not have had a material impact on our interest expense. As of July 31, 2015, we did not have any outstanding debt with variable interest rates.

Foreign Currency Risk

To date, all of our revenue has been denominated in U.S. and Canadian dollars. Some of our revenue is subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements. A hypothetical 10% increase or decrease in foreign currency exchange rates would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 13, 2015, Michelle Hernandez, Ashley Salina, John Ramirez and Andre Rufus, on behalf of themselves and others similarly situated, filed a class action lawsuit in the United States District Court for the Northern District of California against the Company and its wholly-owned subsidiary, Talkatone, LLC (the “TCPA Litigation”). The lawsuit alleges that the Company and Talkatone, LLC sent unauthorized text messages to consumers on behalf of the Company in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages of $500-$1,500 per violation, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company believes that the plaintiff’s claims in the complaint are without merit and intends to vigorously defend this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any loss or range of any losses that are reasonably possible to result from the TCPA Litigation are not reasonably estimable.

In addition to the TCPA Litigation, from time to time, we may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. Other than the TCPA Litigation, we currently are not a party to any material litigation or other legal proceedings, and as of July 31, 2015, we did not have any accrued liabilities recorded for loss contingencies.

Item 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks actually occur, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we are unable to attract new users of our services on a cost-effective basis, our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new users on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels could increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenue generated by such expenses, and we may fail to experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. New users are drawn to our products and services by rankings circulated by organizations such as Amazon.com, Apple and Google app stores and highly regarded publications such as PC Magazine. If we are unable to maintain effective advertising programs and garner favorable rankings, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

We market our products and services principally to small businesses and households. Many of these consumers tend to be less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional communications services such as telephone, fax and e-mail, these consumers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. If these consumers choose not to adopt our services, our ability to grow our business will be limited.

Our customers may terminate their subscriptions for our service at any time without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium service editions, could materially and adversely affect our financial performance.

Our customers generally do not have long-term contracts with us, and they may terminate their subscription for our service at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as churn. Our Ooma Office customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Additionally, our Ooma Telo customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons, including changes in financial or employment status, perceived reduction in quality or value, and other unique and personal reasons.

We may not be able to predict the renewal rates for our customers. In addition, small business customers generally pay more for their subscriptions than home or mobile customers, so any increased churn in small business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users. Our core user churn rate could increase in the future if customers are not satisfied with our service, the value proposition of our services or our ability to otherwise meet their needs and expectations. Churn and reductions in the number of users for whom a small business customer subscribes may also increase due to factors beyond our control. Because of churn and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to sell existing customers additional services, and such additional marketing expenditures could harm our business and results of operations. Different factors may affect the churn of business, home, and mobile customers, and Talkatone customers differently. As a result, our business is susceptible to a broad array of market forces, and any of our efforts to mitigate risk of customer churn due to one factor may divert management’s time and focus away from efforts to mitigate risk of customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

Our future success also depends in part on our ability to sell additional subscriptions and additional functionalities to our current customers. This may require increasingly sophisticated and more costly sales efforts and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.

We face competition in our markets by our competitors and may lack sufficient financial or other resources to compete successfully.

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., ShoreTel, Inc. and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber Media S.à.r.l. and WhatsApp Inc.; and (vi) other large internet companies, such as Google Inc. All of these companies currently or may in the future host their solutions through the cloud. In addition, as we expand our connected services, we face competition from lead-generation and internet search engine optimization companies and home automation companies.

Aggressive business tactics by our competitors may reduce our revenue.

Increased competition may result in aggressive business tactics by our competitors, including:

•	selling at a discount or loss;
•	offering products similar to our platform and solutions on a bundled basis at no charge;
•	announcing competing products combined with extensive marketing efforts;
•	providing financial incentives to consumers; and
•	asserting intellectual property rights irrespective of the validity of the claims.

Our retail partners may offer the products and services of competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations; additionally, mergers or other strategic transactions we engage in may not be successful.

We believe that some of our existing competitors may consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share, and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

In the past we have decided, and in the future may decide, to enter into mergers or other strategic transactions in which we acquire other companies. We cannot guarantee we will be able to successfully integrate the teams, assets, or business of these target companies into our business, that we will be able to fully recover the costs of such transactions or that we will be successful in leveraging such strategic transactions into increased business for our products.

We rely significantly on retailers and reseller partnerships to sell our products; our failure to effectively develop, manage, and maintain our retail sales and reseller partnership channels could materially and adversely affect our revenue.

We currently sell our Ooma Telo and Ooma Office products through a combination of direct sales, leading retailers such as Amazon.com, Costco.com, Best Buy, Fry’s Electronics, Future Shop and Walmart, and our reseller partnership with Vivint Inc., and a significant portion of our product sales are made through our retail and reseller partnership channels. Similarly, to date, the vast majority of our Business Promoter accounts are obtained through a limited number of reseller partnerships. In addition, our Talkatone application relies significantly on the Apple and Google app stores for distribution. Our future success depends on our continued ability to establish and maintain a network of productive retailers, to maintain and expand our reseller partnership arrangements, and to maintain the ability of Talkatone to be distributed through the app stores and increase Talkatone’s visibility therein. We expect that we will need to maintain and expand our retail channel and reseller partnership sales and Talkatone’s distribution and visibility in the app stores as we seek to expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. In addition, if Apple or Google determine that Talkatone is non-compliant with their app store vendor policies, they may revoke our rights to sell Talkatone through their app store at any time. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, or if we fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

We depend on four vendors to manufacture the on-premise appliances and end-point devices we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation and Kentec Technology (SUZHOU) Co., Ltd. for production of our on-premise appliances and primarily on Hualin Precision Technology Co., Ltd and VTech Telecommunication Ltd. for production of our end-point devices we sell to our customers. We currently do not have long-term contracts with these vendors. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver on-premise appliances or end-point devices of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. Additionally, several components used in our on-premise appliances and end point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. In the past, labor strikes in West Coast ports have delayed shipments of our products from our manufacturers. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

To deliver our services, we rely on third parties for our network connectivity and co-location facilities for certain features in our services and for certain elements of providing our services.

We currently use the infrastructure of third-party service providers for hosting, internet access and other services that are vital to our service offering. Equinix, Inc. provides data center facilities; Internap, Zao, Comcast and NTT Inc. provide backbone internet access; and Bandwidth.com, Onvoy, Level 3, Broadvox and EarthLink provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our sole provider of 911 services. We expect that we will continue to rely heavily on third-party network service providers to provide these services for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

We may be required to transfer our servers to new data center facilities if we are unable to renew our leases on acceptable terms, if at all, or the owners of the facilities decide to close their facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, any financial difficulties, such as bankruptcy or foreclosure, faced by our third-party data center operators or any of the service providers with which we or they contract, may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data centers are unable to keep up with our increasing needs for capacity, our ability to grow our business could be materially and adversely impacted.

If problems occur with any of these third-party network or service providers, it may cause errors or reduced quality in our services, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or reduced quality in our service, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our services, termination of our relationships and agreements with our resellers or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

We rely on purchased or leased hardware and software licensed from third parties in order to offer our service. In some cases, we integrate third-party licensed software components into our platform. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

We also contract with third parties to provide enhanced 911, or E-911, services, including assistance in routing emergency calls and terminating E-911 calls. Our providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain public service answering point, or PSAP, databases for the purpose of deploying and operating E-911 services. On mobile devices, we generally rely on the underlying cellular or wireless carrier to provide E-911 services. Any failure to perform, including interruptions in service, by our vendors, could cause failures in our customers’ access to E-911 services and expose us to significant liability and damage our reputation.

Interruptions in our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

Because our technology platform is complex, incorporates a variety of new computer hardware, and the platform continues to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. For example, in April and May 2015 while working to upgrade our network, we encountered unexpected problems with the communications between our data centers, as well as certain server capacity issues, which led to multiple intermittent service outages, some of which lasted for up to approximately eight hours for some of our customers. While we have identified root causes of these service outages, and in each case were able to restore service to all of the affected customers, we continue to take corrective actions to address these root causes. We were able to correct such root causes without incurring material expenses, and we do not expect the outages in April and May to materially affect our results of operations. However, the costs incurred in correcting root causes for future service outages may be substantial and these and other related consequences could negatively impact our results of operations.

We currently serve our customers from two data center hosting facilities located in Northern California, where we lease space from Equinix, Inc. The second data center in Northern California was added in early 2015, and while we believe that such second data center and certain new procedures we have adopted will enable us to restore services quickly in the event of a service outage, these new procedures and our second data center, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements that we have in place, our service could be interrupted.

Any defects in, or unavailability of, the components of our platform that cause interruptions of our services could, among other things:

•	cause a reduction in revenue or a delay in market acceptance of our services;
•	require us to issue refunds to our customers or expose us to claims for damages;
•	cause us to lose existing customers and make it more difficult to attract new customers;
•	divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation;
•	increase our technical support costs; and
•	harm our reputation and brand.

We rely on third parties for some of our software development, quality assurance and operations.

We currently depend on various third parties for some of our software development efforts, quality assurance and operations. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in Canada, India, China, New Zealand, Russia and Ukraine. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain control or effective management with respect to these business operations.

Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 30 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions or provide customer support in an alternate manner that is equally or more efficient and cost-effective.

We anticipate we will continue to depend on these and other third-party relationships in order to grow our business for the foreseeable future. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and as a result, our competitive position or our results of operations could suffer.

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high-quality service, our reputation will be harmed, and we may lose customers.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. Our third-party providers generally provide customer service and support to our customers without identifying themselves as independent parties. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages.

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed and we may be exposed to significant liability. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third-party customer service call center might be unable to respond to a significant spike in customer support inquiries in a timely manner. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

Our limited operating history makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

Although we were incorporated in 2003, we did not formally introduce Ooma Telo until 2009 or Ooma Office until 2013. In addition, we acquired our Business Promoter business in 2012 and our Talkatone business in 2014. Our limited operating history limits our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenue from existing customers as they add users and, in the future, purchase additional functionalities and premium service subscriptions;

•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services, applications, and hardware through research and development;
•	successfully expand our business domestically and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our service offerings;
•	continue our relationships with strategic partners like Nest Labs, Inc. and reseller partners like Vivint, Inc.;
•	continue our relationships with our current retail partners and develop relationships with additional retail partners;
•	continue our relationships with our digital marketing agency partners, advertising agencies and digital advertising networks;
•	continue our relationships with third-party vendors that enable our solutions;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses and negative cash flows for the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $(3.4) million and $(1.1) million for the three months ended July 31, 2015 and 2014, respectively, and $(7.3) million and $(0.6) million for the six months ended July 31, 2015, respectively. We had an accumulated deficit of $(58.1) million as of July 31, 2015. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

As a result of our increased expenditures, we will have negative operating cash flows for the foreseeable future and will have to generate and sustain increased revenue to achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers, or DIDs, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes we generally cannot obtain. Our inability to acquire DIDs for our operations would make our services less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base, together with growth in the customer bases of other providers of internet-based business communications, has increased, which increases our dependence on needing sufficiently large quantities of DIDs.

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our small business, home, and mobile services. Transferring numbers can be a manual process that can take up to 15 business days or longer to complete. A new customer of our services must maintain both our service and the customer’s existing phone service during the number transferring process. Any delay we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the Canadian Radio-television and Telecommunications Commission, or CRTC, has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

If small businesses opt to perform advertising tasks on their own, demand for our lead-generation services would decrease, thereby negatively affecting our revenue.

Large internet marketing providers such as Google, Yahoo! and Microsoft offer online advertising products to small businesses through self-service platforms. As small businesses become more familiar with such platforms, they may increasingly choose to actively manage their own internet presence and their demand for the lead-generation services may decrease. We cannot predict the evolving experiences and preferences of small businesses and cannot assure you that we can develop our lead generation business, or develop similar new services, in a manner that will suit their needs and expectations faster or more effectively than our competitors, or at all. If we are not able to do so, our results of operations would suffer.

Our access to the majority of our lead-generation customers is currently through a limited number of digital agencies, which creates a significant risk that we could lose a majority of our lead generation service customers due to factors beyond our control.

We currently contract with several digital agencies to provide our lead-generation services as a component of their service to third parties who we include as our core users. If our relationship with these digital agencies degrades, they could elect not to use our lead-generation service, which would lead to the loss of a portion of our lead generation business revenue as well as a number of our core users. Also, for reasons beyond our control, the digital agencies we work with may lose their business relationships with third parties who purchase lead generation services for their customers, causing the digital agency to terminate its business relationship with us and the loss of such lead generation business revenue. Prior to February 2015, we contracted with three digital agencies to provide our lead generation service to third parties. In February 2015, one of them unexpectedly lost a key business relationship, which led that digital agency to terminate its business relationship with us, which in turn caused us to lose a few thousand of our core users. This concentration of our access to lead generation customers creates volatility in the churn of our core users, which risk will remain unless and until we significantly grow the number of digital agencies we contract with, and/or increase the number of small businesses that obtain lead generation services directly from us.

If we fail to continue developing our brand or our reputation is harmed, our business may suffer.

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our services and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brands. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brands, our business could be materially and adversely affected.

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our services operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about internet-based services, including our services, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our services upset these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our services or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

A security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS, cyberattacks by hackers intent on bringing down our services, and we may be subject to DDOS and other forms of cyberattacks in the future. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer’s on-premise appliance, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as Nest devices or other household sensors, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure customer payment card information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Additionally, third parties may attempt to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us. Such failure or breach could cause our service to be perceived as not being secure, subject us to regulatory requirements such as FCC notification, result in significant monetary costs, such as fines, legal fees and expenditures to improve and enhance our security measures, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media) and deter current and potential customers from using our services. Additionally, we could incur significant costs, both monetary and with respect to management’s time and attention, to investigate and remediate a data security breach. Because our onboarding and billing functions are conducted through a single data center, any security breach in that data center may cause an interruption in our business operations. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Failures in internet infrastructure or interference with broadband access could cause current or potential customers to believe that our systems are unreliable, leading our current customers to switch to our competitors or potential customers to avoid using our services.

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service. For example, in August 2011, we experienced an outage for approximately three hours, and in April and May 2015, we experienced multiple intermittent service outages that lasted for up to eight hours for some of our customers. Frequent or persistent interruptions could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or to avoid our services, and could permanently harm our reputation and brands. Because some of our services rely on integration between features that use both wired and wireless infrastructures, any of the aforementioned problems with either wired or wireless infrastructure may result in the inability of customers to take advantage of our integrated services and therefore may decrease the attractiveness of our collective services to current and potential customers.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services or charge their customers more for using our services, which could adversely affect our revenue and growth.

Some of the providers of broadband internet access and high-speed mobile access, such as AT&T and Verizon, offer products and services that directly compete with our own offerings, which can potentially give such providers a competitive advantage. For example, these providers may market and sell a bundle of services to our current and potential customers that includes services directly competitive to ours, and our current and potential customers may prefer these bundled offerings. Some providers of broadband access, including providers outside of the U.S., may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. While actions like these by U.S. providers would violate the net neutrality rules recently adopted by the FCC and described below, most foreign countries have not adopted formal net neutrality or open internet rules, and there continues to be some uncertainty regarding whether the net neutrality rules will be upheld by courts or modified by legislative action.

On March 12, 2015 the FCC released new network neutrality and open internet rules that it had adopted on February 26, 2015. In that order, the FCC reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, requirements related to customer privacy and requirements for accessibility for people with disabilities. The order also prohibits blocking or discriminating against lawful services and applications and prohibits “paid prioritization,” or providing faster speeds or other benefits in return for compensation. The order went into effect on June 12, 2015 and is the subject of pending appeals by several parties. The net neutrality rules could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services or by increasing the costs of services we purchase.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers;
•	our ability to sell premium solutions to our existing customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the communications and connected services markets for small businesses, home, and mobile;
•	the number of monthly and annual subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;

•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

We may require additional capital to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us or only under unfavorable terms, our business, results of operations and financial condition may be adversely affected.

We intend to continue making expenditures and investments to support the growth of our business and may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. Our credit agreements include restrictive covenants and any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

Growth may place significant demands on our management and our infrastructure.

We have recently experienced substantial growth in our business, including an increase in the number of customers we consider to be our core users. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel worldwide and to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, our business, results of operations, and financial condition could be materially and adversely affected.

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new services or applications on a timely and cost-effective basis in order to remain competitive.

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. For the three months ended July 31, 2015 and 2014, we derived approximately 76% and 86%, respectively, of our revenue from Ooma Telo, For the six months ended July 31, 2015 and 2014, we derived 78% and 90%, respectively, of our revenue from Ooma Telo. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or by us could cause customers to defer purchases of our existing services, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent our development, introduction or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license or acquire new or enhanced services and applications on a timely and cost-effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition and results of operations may be materially and adversely affected.

Our success depends on the public acceptance of our connected services and applications.

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions and other connected services that integrate voice communications technology with other functions, such as business promotion, automation, security and others. The markets for cloud-based communications and connected services are evolving rapidly and are characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for, and market acceptance of, these applications is uncertain. If the markets for cloud-based communications solutions or for other connected services fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

Our future growth in the small business market depends on the continued use of voice communications by businesses, as compared to e-mail and other data-based methods. A decline in the overall rate of voice communications by businesses would harm our business. Furthermore, our continued growth depends on future demand for and adoption of internet voice communications systems and services and on future demand for connected communications services. Although the number of broadband subscribers worldwide has grown significantly in recent years, only a small percentage of businesses have adopted internet voice communications services to date. For demand and adoption of internet voice communications services by businesses to increase, internet voice communications networks must improve the quality of their service for real-time communications by managing the effects of and reducing packet loss, packet delay, and packet jitter, as well as unreliable bandwidth, so that high-quality service can be consistently provided. Additionally, the cost and feature benefits of internet voice communications must be sufficient to cause customers to switch from traditional phone service providers. We must devote substantial resources to educate potential customers about the benefits of internet voice communications solutions, in general, and of our services in particular. If any or all of these factors fail to occur, our business may be materially and adversely affected.

Our Ooma Telo product and services are being sold to individuals and families. With the growth in cellular and other mobile technologies, many consumers have chosen to eliminate altogether their home telephone service. Our ability to continue growing our user base depends on our ability to convince our customers and potential customers that our service is sufficiently useful and cost-effective, such that it makes sense to maintain or reestablish home telephone services with us. Our growth could slow and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

Our mobile platform, available to any consumer with a Wi-Fi or cellular data connected mobile device, operates in a market that is fragmented and difficult to get noticed by consumers. Many of our competitors in this market have been able to establish a significant user base and reputation in the market, which may make it more difficult for our products to be adopted. Furthermore, as new mobile devices are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. Additionally, our competitors may allocate additional resources to marketing and promotion of their products, making it even more difficult to be noticed. It is also unclear how the adoption of “over-the-top” based communications will continue to grow. If the number of consumers using “over-the-top” based communications stagnates or declines, such movement may result in an intensified competition for consumers in this space.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the areas in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. For example, on April 17, 2015, plaintiff UrgenSync, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against us and other companies in the business of providing internet-based communications services, alleging infringement of U.S. Patent No. 8,295,802. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. Based upon our preliminary investigation, we believe the UrgenSync complaint was entirely without merit and that our products and services do not infringe any valid or enforceable claim of the aforementioned patent. On June 17, 2015, all of UrgenSync’s claims against us were dismissed with prejudice, effectively ending the litigation without us incurring significant legal or other expenses. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering products and services incorporating the technology, which could materially and adversely affect our business and results of operations.

If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain products or services, prohibited from using certain processes, or required to redesign certain products or services, each of which could have a material adverse effect on our business and results of operations.

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our services;
•	cause our cost of goods sold to increase;
•	cause us to accelerate expenditures to preserve existing revenue;
•	cause existing or new vendors to require prepayments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or services;
•	require us to cease certain business operations or offering certain products, services or features; and
•	lead to our bankruptcy or liquidation.

Our limited ability to protect our intellectual property rights could materially and adversely affect our business.

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, we typically enter into confidentiality agreements with our employees, consultants, third-party contractors, customers and vendors in an effort to control access to use and distribution of our technology, software, documentation and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes four issued U.S. patents, which we expect to expire between December 2028 and February 2032. We also have 13 patent applications pending for examination in the U.S. and four patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our products and services. To that end, we have registered numerous trademarks and service marks, have applied for registration of additional trademarks and service marks and have acquired a number of domain names in and outside the U.S. to establish and protect our brand names as part of our intellectual property strategy. If our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. There have been in the past, and may be in the future, instances where third parties have used our trade names, or have adopted confusingly similar trade names to ours. We have been successful in asserting our rights in our trade names and causing such third parties to cease such use, but we may not be successful in the future. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development, quality assurance and development activities to third-party contractors located in Canada, India, New Zealand, Russia and Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

We license technology from third parties we do not control and cannot be assured of retaining such licenses.

We rely upon certain technology, including hardware and software, licensed from third parties. There can be no assurance that the technology licensed by us will continue to provide competitive features and functionality or that the licenses for technology currently utilized by us or other technology which we may seek to license in the future, will be available to us on commercially reasonable terms or at all. The loss of, or inability to maintain, existing licenses could result in shipment delays or reductions until equivalent technology or suitable alternative products are developed, identified, licensed and integrated, and could harm our business. These licenses are typically offered on standard commercial terms made generally available by the companies providing the licenses. The cost and terms of these licenses individually are not material to our business.

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. If we fail to maintain compliance with current merchant standards, such as Payment Card Industry Data Security Standard, or PCI, or fail to meet new standards, the credit card associations could fine us or terminate their agreements with us, and we would be unable to accept credit cards as payment for our services. Our services may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties may be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

Potential problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures and employee or other theft, as well as third-party provider failures. Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

We may implement enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

Our use of open source technology could impose limitations on our ability to commercialize our services.

We use open source software in our platform on which our services operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our services. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our services, to re-engineer our technology, or to discontinue offering our services in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our services, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations. If a copyright holder of such open source software were to allege we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In particular, we depend to a considerable degree on the vision, skills, experience and effort of our Chief Executive Officer, Eric B. Stang. All of our executive officers and senior management may terminate employment with us at any time with no advance notice. The replacement of any of these senior management personnel would likely involve significant time and costs, and such loss could significantly delay or prevent the achievement of our business objectives. Many members of our senior management have been our employees for many years and therefore have significant experience and understanding of our business that would be difficult to replace. In addition, certain members of our senior management team, including our general counsel, who joined us in December of 2013, and our chief financial officer, who joined us in December of 2014, have worked together for only a relatively short period of time and it may be difficult to evaluate their effectiveness, on an individual or collective basis, and ability to address future challenges to our business. Our inability to attract and retain the necessary personnel could adversely affect our business, financial condition or results of business. We do not maintain key person insurance for any of our personnel.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our continued ability to attract and retain highly skilled personnel. We believe there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other locations where we may maintain offices in the future. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees or attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations such personnel have been improperly solicited or divulged proprietary or other confidential information.

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We cannot assure you we will successfully identify suitable acquisition candidates, integrate or manage disparate technologies, lines of business, personnel and corporate cultures, realize our business strategy or the expected return on our investment, or manage a geographically dispersed company. Any such acquisition or investment could materially and adversely affect our results of operations. Acquisitions and other strategic investments involve significant risks and uncertainties, including:

•	the potential failure to achieve the expected benefits of the combination or acquisition;
•	unanticipated costs and liabilities;
•	difficulties in integrating new products and services, software, businesses, operations and technology infrastructure in an efficient and effective manner;
•	difficulties in maintaining customer relations;
•	the potential loss of key employees of the acquired businesses;
•	the diversion of the attention of our senior management from the operation of our daily business;
•	the potential adverse effect on our cash position to the extent that we use cash for the purchase price;
•	the potential significant increase of our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•	the potential issuance of securities that would dilute our stockholders’ percentage ownership;
•	the potential to incur large and immediate write-offs and restructuring and other related expenses; and
•	the inability to maintain uniform standards, controls, policies and procedures.

Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that we will realize the anticipated benefits of any acquisition or investment. In addition, our inability to successfully operate and integrate newly acquired businesses appropriately, effectively, and in a timely manner could impair our ability to take advantage of future growth opportunities and other advances in technology, as well as on our revenue, gross margins and expenses.

Additionally, we have recently acquired companies which form the basis for our Business Promoter and Talkatone solutions. We are still going through the process of integrating the employee bases and technologies acquired from those companies, and cannot assure you we will be able to effectively integrate those assets with our resources; we may not be able to realize the potential growth and gain we anticipated at the time of acquisition.

We may expand our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we expect to grow our international revenue in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations, and certification requirements outside the U.S.;
•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our services for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including international resellers, for marketing and reselling our services;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•

lower levels of adoption of credit or debit card usage for internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data privacy requirements;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and trade and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	tariffs and other non-tariff barriers, such as quotas and local content rules;
•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA;
•	limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
•

fluctuations in currency exchange rates, which could increase the price of our services outside of the U.S., increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	deterioration of political relations between the U.S. and other countries; and
•	political or social unrest or economic instability in a specific country or region, which could have an adverse impact on our third-party software development and quality assurance operations there.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

We may not be able to manage our inventory levels effectively, which may lead to excess inventory or inventory obsolescence that would force us to incur inventory write-downs.

Our vendor-supplied on-premise appliances and end-point devices have lead times of up to 32 weeks for delivery and are built to satisfy our demand forecasts that are necessarily imprecise. It is likely that from time to time we will have either excess or insufficient product inventory. In addition, because we rely on third-party vendors for the supply of our devices, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in a write down for excess inventory. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Our corporate headquarters, both of our data centers and co-location facilities and our third-party customer service and support facility are located near known earthquake fault zones, and the occurrence of an earthquake, tsunami or other catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations. Increased energy costs, power outages and limited availability of electrical resources may adversely affect our operating results.

Our corporate headquarters, both of our data centers and our customer service call center for Ooma office are located in northern California, our other customer service call center operated by our contractor is located in the Philippines, and our contract manufacturer facilities are located near the coast in China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our China facility and our sole third-party customer service and support facility in the Philippines are located in areas subject to typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

Changes in effective tax rates, or adverse outcomes resulting from examination of our income or other tax returns, could adversely affect our results of operations and financial condition.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expiration of, or lapses in, the research and development tax credit laws;
•	expiration or non-utilization of net operating loss carryforwards;
•	tax effects of share-based compensation;
•	certain non-deductible expenses as a result of acquisitions;
•	expansion into new jurisdictions;
•	potential challenges to and costs related to implementation and ongoing operation of our intercompany arrangements; and
•	changes in tax laws and regulations and accounting principles, or interpretations or applications thereof.

Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

We had federal and state net operating loss carryforwards, or NOLs, of $56.2 million and $56.1 million, respectively, available to offset future taxable income. If not utilized, both the federal and California will begin to expire in 2029. We also have federal and California research and development tax credit carryforwards that will begin to expire in 2029. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed a Section 382 analysis through January 31, 2015 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, we determined that we had undergone three ownership changes. The first and second ownership changes occurred in April 2005 and the third change occurred in February 2009. NOLs presented account for any limited and potential lost attributes due to the ownership changes and their respective expiration dates.

No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

The estimates of market opportunity and forecasts of market growth included in this report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this report relating to the size and expected growth of our market, including our estimated annual recurring revenue based on various assumptions, may prove to be inaccurate. Even if the market in which we compete meets the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, if at all.

Risks Related to Federal, State and International Regulation

Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation

Our business is regulated by the Federal Communications Commission, or FCC. As a communications services provider, we are subject to FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund, or USF, contributions, E-911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

If the FCC classifies interconnected VoIP service as a telecommunications service subject to common carrier regulation, we could be subject to additional regulation under federal and state telecommunications laws. Compliance with such laws could increase our cost of doing business.

State Regulation

We are also subject to state consumer protection laws, as well as U.S. state, municipal and local sales, use, excise, utility user and ad valorem taxes, fees or surcharges. The imposition of such regulatory obligations or the imposition of additional taxes on our services could increase our cost of doing business and limit our growth.

International Regulation

As we expand internationally, we may be subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. For example, we are a provider of internet voice telecommunications services in Canada. As a provider of internet voice communications services, we are subject to regulation in Canada by the CRTC. We are also subject to Canadian federal privacy laws and provincial consumer protection legislation.

In addition, our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our cost or impact our product and service offerings or prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

The FCC continues to consider additional 911 requirements, including requiring us to deploy an E-911 service that automatically determines the location of our customers. The adoption of such requirements could increase our costs that could make our service more expensive, decrease our profit margins, or both.

The FCC is actively considering additional 911 requirements for interconnected VoIP providers, non-interconnected VoIP providers and texting providers. The outcome of the FCC’s proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we have no means to automatically identify the physical location of our customers on the internet. Changes to the FCC’s VoIP E-911 rules may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC’s mandates are unavailable. Our compliance with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current VoIP E-911 order or follow-on orders or clarifications, the impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

The FCC order reforming the system of payments between regulated carriers we partner with to interface with the public switched telephone network, or PSTN, could increase our costs of providing service, which could result in increased rates for service, making our offerings less competitive than others in the marketplace, or reduce our profitability.

In 2011, the FCC reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN and applied new call signaling requirements to VoIP and other service providers. The FCC’s rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the traffic, could reduce the availability of services or increase the price of services from our underlying providers, or could otherwise impact the wholesale telecommunications market in a way that adversely impacts our business. To the extent that we transmit traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than what we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could increase.

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC order reforming the system of compensation for various types of traffic also included rules to address calls for which identifying information is missing or masked in ways that impede billing for such traffic. The FCC’s rules require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties.

We may not be able to comply with FCC rules governing completion of calls to rural areas and related reporting requirements.

On November 8, 2013, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking adopting rules to address problems with rural call completion and proposing additional requirements. The new rules apply to interconnected VoIP providers like us. The Commission imposed recording, retention, and reporting requirements to increase its ability to monitor and redress rural call completion problems. These new rules also support the Commission’s efforts to enforce restrictions on blocking, choking, reducing, or restricting calls. Under the rules, a covered provider must record and retain, for at least six months, information about calls attempts to rural areas and must report that data to the FCC on a quarterly basis. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. In addition, complying with these rules may increase our cost of doing business and may also increase the cost of services we purchase from our underlying telecommunications providers. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

The FCC has continued to increase regulation of interconnected VoIP services and may at any time determine certain VoIP services are telecommunications services subject to traditional common carrier regulation.

The FCC is considering, in various proceedings, issues arising from the transition from traditional copper networks to IP networks. It has, among other things, launched a series of trials and experiments designed to gather data about this transition, and to support the FCC’s effort to ensure public safety, enable universal access, and protect consumers and competition. The FCC is also considering whether interconnected VoIP services should be treated as telecommunications services, which could subject interconnected VoIP services to additional common carrier regulation. The FCC’s efforts may result in additional regulation of IP network and service providers, which may negatively affect our business.

The FCC adopted rules concerning disabilities access requirements that may expand disabilities access requirements to additional services we offer.

In October 2010, the Twenty-First Century Communications and Video Accessibility Act, or the CVAA, was signed into law. The CVAA and the FCC’s implementing rules imposes disability access, recordkeeping, certification, and other compliance obligations on interconnected VoIP providers and on providers of other Advanced Communications services, including non-interconnected VoIP and electronic messaging services. In addition, the CVAA and the FCC’s implementing rules include complaint filing procedures to address accessibility complaints. These new obligations could increase our expenses, which would have an adverse effect on our operating results. Failure to comply with these obligations could expose us to FCC enforcement actions and liability.

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs. The way we calculate our contribution may change if the FCC or certain states engage in reform or adopt other modifications. In April 2012, the FCC released a Further Notice of Proposed Rulemaking to consider reforms to the manner in which companies, like us, contribute to the federal Universal Service Fund program, and in August 2014, the FCC ordered the Federal-State Joint Board on Universal Service to make a recommendation on how to reform the universal service contribution rules by April 7, 2015, although the recommendation has not been released as of the date hereof. In addition, the FCC is considering whether non-interconnected VoIP providers, texting providers, and broadband providers, among others, should contribute to the USF. We cannot predict the outcome of this proceeding nor its impact on our business at this time.

Should the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. Furthermore, the FCC has ruled that states can require us to contribute to state Universal Service Fund programs. A number of states already require us to contribute, while others are actively considering extending their programs to include the services we provide. We currently pass through Universal Service Fund contributions to our customers which may result in our services becoming less competitive as compared to those provided by others.

Our products must comply with industry standards, FCC regulations, state, local, country-specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our unique hybrid SaaS connectivity platform relies on communication standards such as SIP, SRTP and network standards such as TCP/IP and UDP to interoperate with other vendors’ equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application and about the definition of the standards themselves. These standards, as well as audio and video compression standards, continue to evolve. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. Standards are frequently modified or replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

Failure to comply with communications and telemarketing laws could result in significant fines or place significant restrictions on our business.

We rely on a variety of marketing techniques, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restricts our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation such as the TCPA Litigation described in Item I. Litigation Proceedings of this Part II litigation, which would adversely affect our financial performance and significantly harm our reputation and our business.

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving governmental regulation, industry standards and self-regulatory schemes, contractual obligations, and other legal obligations related to privacy, which may increase our costs, decrease adoption and use of our products and services, and expose us to liability.

There are a number of U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia-Pacific Economic Cooperation countries. Regulators have the power to impose significant fines on non-compliant organizations. As internet commerce, communication technologies and the Internet of Things continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely. In Canada, new anti-spam legislation prescribing certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This new law also contains provisions that took effect in January 2015, which impose certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our small business, home and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including, for our Ooma Office customers, information about their own customers and other contacts. In addition, customers may use our services to transmit and store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy such as HIPAA, as amended, and the HIPAA regulations, may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business.

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords, store them on a mobile device that is lost or stolen, or otherwise fall prey to attacks outside our system, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in the Philippines, India, Canada, New Zealand, Russia, Ukraine and China may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

Use or delivery of our services may become subject to new or increased regulatory requirements, taxes or fees.

The increasing growth and popularity of internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on internet voice communications services. To the extent the use of our services continues to grow, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our services. Similarly, advances in technology, such as improvements in locating the geographic origin of internet voice communications, could cause our services to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. In addition, as we continue to expand our user base and offer more services, we may become subject to new regulations, taxes, surcharges or fees. Increased regulatory requirements, taxes, surcharges or fees on internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. In addition, the tax status of our services could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party representatives for product testing, customs, export, and import matters outside of the U.S. In addition, as we increase our international sales and business, we may engage with business partners and third party intermediaries to sell our products and services abroad and to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

We are subject to governmental export and import controls, economic embargoes and trade sanctions that could impair our ability to expand our business to, and compete in, international markets and could subject us to liability if we are not in compliance with applicable laws.

Our products and services are subject to export and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and services must be made in compliance with these laws and regulations. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

Moreover, U.S. export control laws and economic sanctions programs generally prohibit the export of certain products and services to countries, governments and persons subject to U.S. economic embargoes and trade sanctions unless a license, approval, or other authorization is obtained from the U.S. Government. Obtaining such licenses and authorizations may be time-consuming and is not guaranteed. Any violations of such economic embargoes and trade sanctions regulations could have negative consequences, including government investigations, penalties and reputational harm.

In addition, any changes in our products or services, or changes in applicable export, import, embargo and trade sanctions regulations, may create delays in the introduction and sale of our products and services in international markets or, in some cases, prevent the export or import of our products and services to certain countries, governments, or persons altogether. Any change in export, import, embargo, or trade sanctions regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our products and services, or in our decreased ability to export or sell our products and services to existing or potential customers with international operations. Any decreased use of our products and services or limitation on our ability to export or sell our products and services would likely adversely affect our business.

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees and surcharges for sales made over the internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers.

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In November 2007, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the internet through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Risks Related to Being a Public Company

We have identified a material weakness in our internal control over financial reporting as of January 31, 2013, 2014 and 2015. If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

In connection with our financial statement close process for fiscal 2013, fiscal 2014 and fiscal 2015, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, that creates a reasonable possibility a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified resulted from a lack of sufficient number of qualified personnel within our accounting function who possessed an appropriate level of expertise to effectively perform the following functions:

•	identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
•

assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

We have taken and are taking numerous steps we believe will address the underlying causes of the material weakness described above, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, development and implementation of policies, and improved processes and documented procedures. If we fail to effectively remediate deficiencies in our control environment or are unable to implement and maintain effective internal control over financial reporting to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by law or exchange regulations.

Even if we are able to report our financial statements accurately and in a timely manner, if we do not make all necessary improvements to address the material weakness, continued disclosure of a material weakness will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.

We have not performed an evaluation of our internal control over financial reporting, such as required by Section 404 of the Sarbanes-Oxley Act, nor have we engaged our independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Had we performed such an evaluation or had our independent registered public accounting firm performed an audit of our internal control over financial reporting, control deficiencies, including material weaknesses and significant deficiencies, in addition to those discussed above, may have been identified. In addition, we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, and as such we will elect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until we cease to be an “emerging growth company.”

The requirements of being a public company may strain our resources and divert management’s attention. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly.  However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we will take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies,” including, but not limited to, exemption from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of (i) January 31, 2021, (ii) the last day of the first fiscal year in which our annual gross revenue exceeds $1.0 billion, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

As a result of filings required of a public company, our business and financial condition has become more visible, which we believe may result in more litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially and adversely affected, even if the claims do not result in litigation or are resolved in our favor. These claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially and adversely affect our business and results of operations.

Our actual operating results may differ significantly from our guidance.

From time to time, we plan to release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which will include forward-looking statements, will be based on projections prepared by our management. These projections will not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Risks Related to Owning Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At July 31, 2015, we had 16,684,686 shares of common stock outstanding of which 5,000,000 shares were freely tradable.

The holders of an aggregate of 9,268,999 shares of our common stock as of July 31, 2015, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders. We have registered shares of common stock which we may issue under our 2015 Stock Plan and 2015 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements.

In connection with our initial public offering, we and all of our directors and officers and substantially all of our equity holders agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated until January 13, 2016. When this lock-up period expires, we and our locked-up security holders will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up, or the perception that such sales may occur, or early release of the lock-up, could cause our share price to fall or make it more difficult for us and our stockholders to sell our common stock.

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Worldview Technology Partners and its affiliates own a significant portion of our stock and may limit your ability to influence corporate matters.

As of July 31, 2015, Worldview Technology Partners beneficially owned approximately 39% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

If securities analysts do not publish or cease publishing research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elect to cover us downgrade their evaluations of our stock or provide more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline.

We have never paid cash dividends and do not anticipate paying any cash dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, you would receive a return on your investment in our common stock only if the market price of our common stock increases before you sell your shares. Furthermore, we are party to credit agreements which contain negative covenants that limit our ability to pay dividends. See Note 5 to the notes to the condensed consolidated financial statements.

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three year terms;
•	authorizing the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•	prohibiting cumulative voting in the election of directors;
•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibiting stockholder action by written consent;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors.

These and other provisions in our amended and restated certificate of incorporation and our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws , or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

The market price of our common stock is likely to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.

Factors that could cause the market price of our common stock to fluctuate significantly include:

•	our operating and financial performance and prospects and the performance of other similar companies;
•	our quarterly or annual earnings or those of other companies in our industry;
•	conditions that impact demand for our services;
•	the public’s reaction to our press releases, financial guidance, and other public announcements, and filings with the Securities and Exchange Commission, or SEC;
•	changes in earnings estimates or our failure to meet earnings estimates or the expectations of investors,
•	failure of securities analysts to cover or track our common stock;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in government and other regulations;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	arrival and departure of key personnel;
•	the number of shares to be publicly traded after the lock-up agreements expire;
•	sales of common stock by us, our investors or members of our management team; and
•

changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, telecommunications failure, cyber-attack, civil unrest in various parts of the world, acts of war, terrorist attacks, or other catastrophic events.

In the past, many companies that have experienced volatility in the market price of their stock have become subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share, for aggregate net proceeds of $57.1 million, after deducting $4.5 million underwriters’ discounts and commissions and $3.4 million of offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt. The remaining proceeds have been invested in money market funds as of July 31, 2015.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	Filed herewith

3.2	Amended and Restated Bylaws.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 11, 2015	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)