Form 10-Q
period 2015-10-31
OOMA INC
filed 2015-12-10
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of December 7, 2015, there were 16,843,618 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	October 31, 2015	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$57,285	$9,133
Accounts receivable, net	6,247	4,394
Inventories	5,789	8,081
Deferred inventory costs	2,674	2,248
Prepaid expenses and other current assets	1,440	945
Total current assets	73,435	24,801
Property and equipment, net	3,543	2,893
Intangible assets, net	983	1,278
Goodwill	1,117	1,117
Other assets	730	1,188
Total assets	$79,808	$31,277
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,361	$3,967
Accrued expenses	12,793	10,313
Short-term debt	679	1,562
Convertible preferred stock warrant liability	—	474
Deferred revenue	15,549	14,348
Total current liabilities	35,382	30,664
Long-term debt	118	10,398
Convertible preferred stock warrant liability - noncurrent	—	743
Other long-term liabilities	224	980
Total liabilities	35,724	42,785
Commitments and contingencies (Note 7)
Convertible preferred stock $0.0001 par value: no shares authorized, issued or outstanding on October 31, 2015 and 8,708,333 shares authorized and 8,353,748 shares issued and outstanding on January 31, 2015	—	33,637
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on October 31, 2015; and no shares authorized, issued and outstanding on January 31, 2015	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 16,791,033 shares issued and outstanding on October 31, 2015; and 13,000,000 shares authorized; 2,515,065 share issued and outstanding on January 31, 2015	2	—
Additional paid-in capital	105,707	5,611
Accumulated deficit	(61,625)	(50,756)
Total stockholders’ equity (deficit)	44,084	(45,145)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$79,808	$31,277

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2015	2014	2015	2014
Revenue:
Subscription and services	$19,470	$14,316	$52,495	$37,904
Product and other	4,006	3,971	11,969	13,383
Total revenue	23,476	18,287	64,464	51,287
Cost of revenue:
Subscription and services	6,715	4,830	18,649	13,052
Product and other	4,277	4,065	12,067	12,610
Total cost of revenue	10,992	8,895	30,716	25,662
Gross profit	12,484	9,392	33,748	25,625
Operating expenses:
Sales and marketing	7,539	5,958	20,247	15,518
Research and development	4,948	3,365	13,329	8,596
General and administrative	3,499	1,565	9,666	3,783
Total operating expenses	15,986	10,888	43,242	27,897
Loss from operations	(3,502)	(1,496)	(9,494)	(2,272)
Other (expense) income:
Interest expense, net	(10)	(61)	(902)	(165)
Change in fair value of warrants	—	(151)	(442)	(366)
Other (expense) income, net	(19)	(11)	(31)	(20)
Loss before income taxes	(3,531)	(1,719)	(10,869)	(2,823)
Income tax benefit	—	—	—	502
Net loss	$(3,531)	$(1,719)	$(10,869)	$(2,321)
Net loss per share of common stock:
Basic and diluted	$(0.21)	$(0.72)	$(1.38)	$(1.04)
Weighted-average number of shares used in per share amounts:
Basic and diluted	16,703,852	2,379,125	7,875,761	2,221,414

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,869)	$(2,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,725	171
Depreciation and amortization	1,046	644
Amortization of intangible assets	295	207
Deferred income taxes	—	(502)
Non-cash interest expense	64	40
Write-off of non-cash deferred debt issuance costs	332	—
Change in fair value of acquisition related contingent consideration	167	334
Change in fair value of warrant liability	442	366
Changes in operating assets and liabilities:
Accounts receivable, net	(1,853)	(1,801)
Inventories	2,292	(6,038)
Deferred inventory costs	(426)	(1,080)
Prepaid expenses and other assets	(531)	(396)
Accounts payable and accrued expenses	4,509	2,932
Other long term liabilities	(88)	17
Deferred revenue	1,199	4,035
Net cash used in operating activities	(696)	(3,392)
Cash flows from investing activities:
Purchases of property and equipment	(1,117)	(961)
Business acquisition, net of cash assumed	—	(672)
Net cash used in investing activities	(1,117)	(1,633)
Cash flows from financing activities:
Proceeds from initial public offering, net	57,303	—
Proceeds from Series Beta preferred stock, net	5,000	—
Repayment of debt and capital leases	(11,457)	(1,081)
Proceeds from issuance of debt	—	4,984
Payment of acquisition related earn-out	(475)	—
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	178	385
Payment of preferred warrant liability	(584)	—
Net cash provided by financing activities	49,965	4,288
Net increase (decrease) in cash and cash equivalents	48,152	(737)
Cash and cash equivalents at beginning of period	9,133	6,364
Cash and cash equivalents at end of period	$57,285	$5,627
Supplemental disclosure of cash flow information:
Income taxes paid	$2	$1
Interest paid	$560	$111
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$38,629	$—
Unpaid offering costs	$241	$—
De-recognition of warrant liability to additional paid-in capital	$1,075	$—
Issuance of warrants in connection with long-term debt	$—	$61
Shares issued as consideration in business acquisition and related earnout	$451	$338
Unpaid portion of property and equipment purchases	$578	$22

See notes to condensed consolidated financial statements

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Ooma, Inc. (the “Company”) is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications, and end-point devices, provides the connectivity and functionality that enables solutions. The Company was incorporated in Delaware on November 19, 2003.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 17, 2015 (the “Prospectus”). There have been no changes to the significant accounting policies described in the prospectus that have had a material impact on the condensed consolidated financial statements and related notes.

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

The condensed consolidated financial statements include accounts and the accounts of the Company’s wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Reverse Stock Split

Effective July 6, 2015, the Company completed a one-for-two reverse stock split, as approved by its Board of Directors (the “Board”). All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Initial Public Offering and Conversion of Preferred Stock

On July 22, 2015, the Company completed its initial public offering (the “IPO”). As a result, the following transactions were recorded in the Company’s consolidated financial statements as of October 31, 2015:

•

The Company issued 5,000,000 shares of its common stock at the initial public offering price of $13.00 per share. The net proceeds from the sale of the shares was $57.0 million after deducting the underwriters’ discounts and commissions of $4.5 million and $3.5 million of offering expenses.

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

•

The warrant issued in December 2010 to purchase 70,287 shares of Series Alpha convertible preferred stock was cash settled at the IPO price of $13.00 per share after deducting the exercise price of $4.70 per share. The Company paid $0.6 million to the warrant holder on settlement.

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

Concentration of Risk— The concentration of accounts receivable, net of allowance of returns of $0 and $0.1 million as of October 31, 2015 and January 31, 2015, respectively are as follows:

	As of
	October 31, 2015	January 31, 2015
Customer A	11%	*
Customer B	*	11%
Customer C	*	23%
Customer D	*	10%

* represents less than 10% during the period

There were no customers that individually exceeded 10% of revenue during the three and nine months ended October 31, 2015 and 2014.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In July 2015, the FASB issued ASU No. 2015-11 (ASC 330), Simplifying the Measurement of Inventory related to measure inventory. Update No. 2015-11 requires companies to measure inventory using the lower of cost and net realizable value. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of this guidance on the Company’s consolidated financial statements.

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

As of January 31, 2015, the Level 3 liabilities consists of the Company’s convertible preferred stock warrant liability and acquisition-related contingent consideration. As of October 31, 2015, the Level 3 liabilities consisted of acquisition-related contingent consideration.

There were no transfers into or out of the Level 3 category during the nine months ended October 31, 2015.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of October 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$254	$—	$—	$254
Money market fund	57,031	—	—	57,031
Total cash and cash equivalents	$57,285	$—	$—	$57,285

Liabilities:
Acquisition-related contingent consideration	$—	$—	$841	$841
Total liabilities	$—	$—	$841	$841

	Balance as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$115	$—	$—	$115
Money market fund	9,018	—	—	9,018
Total cash and cash equivalents	$9,133	$—	$—	$9,133

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,695	$1,695
Convertible preferred stock warrant liability	—	—	1,217	1,217
Total liabilities	$—	$—	$2,912	$2,912

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Changes in the Level 3 fair value category for the periods presented are as follows (in thousands):

	Convertible Preferred Stock Warrant Liability	Acquisition-Related Contingent Consideration
Balance at January 31, 2015	$1,217	$1,695
Payout of consideration	—	(570)
Issuance of shares	—	(451)
Changes in fair value	442	167
Payment of preferred warrant liability upon IPO	(584)	—
De-recognition of preferred warrant liability to additional paid-in capital	(1,075)	—
Balance at October 31, 2015	$—	$841

Level 3 instruments consisted of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s convertible preferred stock were classified as other liabilities. At every reporting date the warrants were remeasured and the change in the fair value was recorded as a component of other (expense) income, in the condensed consolidated statement of operations and liabilities on the condensed consolidated balance sheet.

Upon the closing of the Company’s IPO, a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock was remeasured at the initial offering price of $13.00 per share less the exercise price of $4.70 per share. The total warrant liability of $0.6 million related to this warrant was cash settled. The aggregate fair value of the other warrants was de-recognized and reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity (deficit), and the Company ceased recording any further changes.

The carrying value of the Company’s accounts receivable, inventory and other current assets and current liabilities approximates fair value due to short maturities.

4. Balance Sheet Components

Inventories

The following table shows the components of inventories (in thousands):

	October 31,	January 31,
	2015	2015
Finished goods	$5,100	$5,719
Raw material	689	2,362
Total inventory	$5,789	$8,081

Deferred Revenue

The following table shows the components of deferred revenue (in thousands):

	October 31,	January 31,
	2015	2015
Deferred revenue:
Subscription and services	$11,601	$9,863
Product and other	3,982	4,523
Total deferred revenue	15,583	14,386
Less: current portion of deferred revenue	15,549	14,348
Deferred revenue, noncurrent portion included in other long-term liabilities	$34	$38

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses

The following table shows the components of accrued expenses (in thousands):

	October 31,	January 31,
	2015	2015
Accrued regulatory fees and taxes	$4,736	$4,762
Accrued payroll and related expenses	2,761	2,022
Acquisition-related contingent consideration-current portion	841	1,027
Other accrued expenses	4,455	2,502
Total accrued expenses	$12,793	$10,313

Included in other accrued expenses is $1.2 million and $0.1 million of advertising costs as of October 31, 2015 and January 31, 2015, respectively.

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

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new line of credit of up to $10.0 million. The Company’s credit agreements with its lender contain customary negative covenants that limit the ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. In January 2015, the Company drew down $5.0 million of this new line of credit. The interest rate on advances under the line of credit is 11%, and interest is payable monthly. The original maturity date of the line of credit was January 2018. The Company repaid this outstanding debt of $5.0 million in July 2015 using a portion of the IPO proceeds. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. These warrants remained outstanding as of October 31, 2015.

The Company has certain non-financial covenants in connection with the borrowings. As of January 31, 2015 and October 31, 2015, the Company was in compliance with all the covenants under the Revolver agreement.

As of October 31, 2015, the amount available under the Revolver agreement was $12.0 million.

Total interest expense recognized was $10,000 and $0.1 million for the three months ended October 31, 2015 and 2014, respectively, and $0.9 million and $0.2 million for the nine months ended October 31, 2015 and 2014, respectively. Total amortization of debt issuance costs recognized was $0 and $12,000 for the three months ended October 31, 2015 and 2014, respectively and $0.1 million and $40,000 for the nine months ended October 31, 2015 and 2014, respectively.

Interest expense for the three and nine months ended October 31, 2015 also included $0 and $0.3 million write-off of non-cash deferred issuance costs due to the repayment by the Company of all of the outstanding debt in July 2015.

As of October 31, 2015, the debt on the consolidated balance sheet related to equipment acquired under capital lease.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Convertible Preferred Stock Warrant Liability

At each balance sheet date, the Company had the following warrants to purchase convertible preferred stock outstanding:

		Fair value		Fair value		Fair value
	Warrants	of Warrants	Warrants	of Warrants	Warrants	of Warrants Liabilities
	outstanding	Liabilities as of	outstanding	Liabilities as of	outstanding as of	as of July 31, and
	as of	January 31, 2015	as of	April 30, 2015	July 31, and	October 31, 2015
	January 31, 2015	(in thousands)	April 30, 2015	(in thousands)	October 31, 2015	(in thousands)
December 2010 warrant	70,287	$474	70,287	$726	—	$—
April 2012, December 2012 and October 2014 warrants	66,026	374	66,026	611	—	—
May and June 2009 warrants	55,696	369	55,696	596	—	—
Total	192,009	$1,217	192,009	$1,933	—	$—

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

The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo valuation model or IPO pricing on payout. The Company recorded a remeasurement gain (loss) of $0 million and $(0.1) million during the three months ended October 31, 2015 and 2014, respectively; and $(0.1) million and $(0.2) million during the nine months ended October 31, 2015 and 2014, respectively.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock with an exercise price of $4.70 per share in connection with a debt agreement with a lender. The warrants had expiration dates ranging from April 2022 to December 2022. The Company recorded the warrants as a derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. The Company recorded a remeasurement gain (loss) of $0 million and $(13,000) for the three months ended October 31, 2015 and 2014 respectively, and $(0.3) million and $(0.1) million for the nine months ended October 31, 2015 and 2014, respectively. Upon completion of the IPO on July 22, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted into warrants to purchase shares of common stock on a 1:1 basis.

In June 2009, the Company issued warrants to purchase 34,397 shares of Series Alpha convertible preferred stock and in May 2009, the Company issued warrants to purchase 21,299 shares of convertible preferred stock. The Company recorded the warrants to purchase shares of convertible preferred stock as derivative liabilities. These warrants were initially measured at fair value and remeasured at every reporting period date using a Black Scholes valuation model and the change in the fair value was recorded in other (expense) income in the condensed consolidated statement of operations. The Company recorded a remeasurement gain (loss) of $0 million and $(0.1) million for the three months ended October 31, 2015 and 2014, respectively, and $(0.1) million and $(0.1) million for the nine months ended October 31, 2015 and 2014, respectively.

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

The following assumptions were used to calculate the fair value of the warrants:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Assumptions:
Expected volatility	— %	70%	66%-70%	70%
Expected term (in years)	—	1.6	0-1.1	1.6-2.1
Risk-free interest rate	— %	0.3%-0.4%	0%-0.3%	0.3%-0.5%
Dividend yield	— %	— %	— %	— %

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

Minimum rental commitments under all non-cancelable leases with an initial term in excess of one year as of October 31, 2015, were as follows (in thousands):

	Capital	Operating
Year Ending January 31,	Leases	Leases
2016 (remaining three months)	$178	$431
2017	653	1,802
2018	—	1,421
2019	—	45
Total	$831	$3,699
Less: Amount representing interest	(34)
Present value of lease payments	797
Less: Current portion	(679)
Capital lease—net of current portion	$118

Rent expense was $0.3 million and $0.3 million for the three months ended October 31, 2015 and 2014, respectively, and $0.9 million and $0.7 million for the nine months ended October 31, 2015 and 2014, respectively.

As of October 31, 2015, non-cancelable purchase commitments were $0.8 million.

Legal Matters—The Company is party to actions and proceedings incident to the Company’s business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property, and claims that the Company’s products or services infringe on the intellectual property rights of others. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no contingent liabilities requiring accrual as of October 31, 2015.

In November 2015, a lawsuit was filed by the State of Alabama related to 9-1-1 charges. At this point in the proceedings, losses, if any, that are reasonably possible to result from this litigation are not reasonably estimable. Accordingly, no reserves have been recorded in the Company's condensed consolidated financial statements with respect to the action.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of October 31, 2015 the Company had 16,791,033 shares of common stock outstanding which includes the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding.

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

As of October 31, 2015, the Company had 1,299,718 shares available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP has 441,165 shares authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or July 17, 2015, and ends on September 15, 2017.  During the three months ended October 31, 2015, there was a purchase of 15,569 shares at a purchase price of $7.12 per share.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On September 15, 2015 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing offering period resulted in an accounting modification and accordingly, recorded $0.6 million of incremental compensation charge to be recognized over the remaining life of the ESPP offering period. During the three and nine months ended October 31, 2015, the Company recorded stock-based compensation expense of $0.2 million and $0.2 million, respectively, related to the ESPP.

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

Summary of option activity under the Company’s 2005 Plan and 2015 Plan for the nine months ended October 31, 2015 is set forth below:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance, January 31, 2015	1,893,239	$3.85	8.40	$10,109
Options granted	443,517	12.36
Options exercised	(60,127)	0.43
Options canceled	(87,328)	5.61
Balance, October 31, 2015	2,189,301	5.60	8.05	$7,240
Vested and exercisable, October 31, 2015	636,197	$1.31	5.25	$4,419
Vested and expected to vest, October 31, 2015	1,990,744	$5.52	7.96	$6,743

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended October 31, 2015 and 2014 was $0.2 million and $7,000, respectively, and $0.8 million and $0.4 million for the nine months ended October 31, 2015 and 2014, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to employees, non-employee board members and consultants. These RSUs are subject to a time-based vesting condition, which ranges from one to four years.

A summary of the Company’s RSU activity and related information for the nine months ended October 31, 2015 is as follows:

	Number of Shares	WeightedAverage Grant-Date Fair Value Per Share	WeightedAverage Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	—	$—	—	$—
RSUs granted	987,355	10.04
RSUs vested	—	—
RSUs canceled	(38,700)	10.91
Balance as of October 31, 2015	948,655	$10.00	2.32	$7,646
Vested and expected to vest - October 31, 2015	901,222	$9.04	2.17	$7,396

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Common Stock Warrants

A summary of the Company’s warrants to purchase common stock activity and related information for the nine months ended October 31, 2015 is as follows:

Common Warrants Outstanding
Balance, January 31, 2015	87,828
Add: Conversion of Preferred Series Alpha warrants to common warrants on IPO	87,325
Less: Common warrants exercised to common stock	(9,152)
Less: Common warrants terminated	(2,046)
Balance, October 31, 2015	163,955

These warrants have exercise prices ranging from $4.70 to $6.04 per share and have expiration dates through January 2025.

9. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Cost of revenue	$138	$5	$261	$14
Sales and marketing	194	5	323	17
Research and development	487	35	943	73
General and administrative	617	31	1,198	67
Total stock-based compensation expense	$1,436	$76	$2,725	$171

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock Options	$656	$76	$1,898	$171
Restricted Stock Units	575	—	604	—
Employee Stock Purchase Plan	205	—	223	—
Total stock-based compensation expense	$1,436	$76	$2,725	$171

As of October 31, 2015, there was $6.2 million, $7.6 million and $1.5 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.8 years, 2.8 years and 1.1 years, respectively.

Total outstanding non-employee stock options were 88,699 and 29,134 at October 31, 2015 and 2014, respectively. The total outstanding non-employee RSUs were 70,500 and 0 at October 31, 2015 and 2014, respectively. The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended October 31, 2015 and 2014 the fair value of employee stock options grants was estimated using the Black – Scholes model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Stock Options:
Expected volatility	54%-57%	73%-79%	54% - 62%	73%-81%
Expected term (in years)	5.8-6.1	5.5-6.1	5.3-6.1	5.5-6.1
Risk-free interest rate	1.6%-1.7%	1.9%-2.0%	1.6%-1.9%	1.8%-2.0%
Dividend yield	— %	— %	— %	— %

For the three and nine months ended October 31, 2015 and 2014 the fair value of employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

For the three and nine months ended October 31, 2015 and 2014 the fair value of ESPP was estimated using the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
ESPP:
Expected volatility	38%-44%	— %	35%-44%	— %
Expected term (in years)	0.4-1.9	—	0.7-2.2	—
Risk-free interest rate	0.3%-0.8%	— %	0.1%-0.8%	— %
Dividend yield	— %	— %	— %	— %

Early Exercise of Common Stock

During the three and nine months ended October 31, 2014, the Company issued 61,667 and 125,560 shares, respectively, of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. The Company did not issue any shares during the three and nine months ended October 31, 2015 that were early exercised. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of October 31, 2015 and January 31, 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.2 million and $0.3 million, respectively.

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended October 31, 2015, primarily due to unbenefited domestic losses. The Company recorded a $0.5 million benefit in the three and nine months ended October 31, 2014 arising from the acquisition of Talkatone, Inc. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

At October 31, 2015, the Company had unrecognized tax benefits of $1.1 million, none of which would currently affect the Company's effective tax rate, if recognized due to the Company's net deferred tax assets being offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2015 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2015.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Numerator
Net loss	$(3,531)	$(1,719)	$(10,869)	$(2,321)
Denominator
Weighted-average common shares for basic and diluted net loss per share	16,703,852	2,379,125	7,875,761	2,221,414
Basic and diluted net loss per share	$(0.21)	$(0.72)	$(1.38)	$(1.04)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three and Nine Months Ended October 31,
	2015	2014
Options to purchase common stock	2,189,301	872,713
Employee stock purchase plan	400,487	—
Convertible preferred stock	—	8,353,748
Restricted stock units	948,655	—
Warrants to purchase convertible preferred stock	—	192,009
Warrants to purchase common stock	163,955	34,908
Common stock subject to repurchase	255,706	590,528
Potential shares excluded from diluted net loss per share	3,958,104	10,043,906

12. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million and $0.1 million or the three months ended October 31, 2015 and October 31, 2014, respectively, and $0.4 million and $0.2 million for the nine months ended October, 31, 2015 and October 31, 2014, respectively.

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

Our total revenue increased from $18.3 million in the three months ended October 31, 2014 to $23.5 million in the three months ended October 31, 2015, representing 28% growth in total revenue. In the nine months ended October 31, 2015 our total revenue increased to $64.5 million compared to $51.3 million in the nine months ended October 31, 2014, representing 26% growth in total revenue. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(3.5) million and $(1.7) million during the three months ended October 31, 2015 and 2014, respectively, and $(10.9) million and $(2.3) million during the nine months ended October 31, 2015 and 2014, respectively.

Key Business Metrics

We review the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Core Users

We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of home user accounts, office user extensions and standalone Business Promoter accounts, which means Business Promoter users who do not subscribe to any other services from us. Talkatone users are excluded from the total number of core users.

Our core users as of October 31, 2015 and 2014 are approximately as follows:

	As of October 31,
	2015	2014
Core Users	761,000	604,000

The increase in our core users was primarily due to the increases in our Ooma Telo customers and small business customers.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of October 31, 2015 and 2014 is approximately as follows:

	As of October 31,
	2015	2014
	(In thousands)
Annualized Exit Recurring Revenue	$74,369	$57,158

We have experienced a year-over-year increase in AERR primarily due to an increase in our core users and also due to increase in our average recurring revenue per user.

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

The Annual Net Dollar Subscription Retention Rate as of October 31, 2015 and 2014 is as follows:

	As of October 31,
	2015	2014
Annual Net Dollar Subscription Retention Rate	97%	102%

Net Dollar Subscription Retention Rate decreased year-over-year primarily due to lower growth in average revenue per user on a year-over-year basis.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. Adjusted EBITDA represents net loss before interest expense, net, other (expense) income, income taxes, depreciation and amortization, write-off of non-cash deferred debt issuance costs, stock-based compensation, change in the fair value of our convertible preferred stock warrants and change in fair value of our acquisition-related contingent consideration. A reconciliation of our net loss to Adjusted EBITDA for the three and nine months ended October 31, 2015 and 2014 is described below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,531)	$(1,719)	$(10,869)	$(2,321)
Reconciling items:
Interest expense, net	10	61	570	165
Write-off of non-cash deferred debt issuance costs	—	—	332	—
Other income and expense, net	19	11	31	20
Depreciation and amortization	376	232	1,046	644
Amortization of intangibles	98	111	295	207
Stock - based compensation	1,436	76	2,725	171
Benefit from Income tax	—	—	—	(502)
Change in fair value of convertible preferred stock warrants	—	151	442	366
Change in fair value of acquisition-related contingent consideration	43	241	167	334
Adjusted EBITDA	$(1,549)	$(836)	$(5,261)	$(916)

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

Product and other gross margin. Product and other gross margin, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform. We therefore expect our product and other gross margin to fluctuate on a quarterly basis from small gross margin to breakeven in the foreseeable future.

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

However, we do expect our total gross margin to improve in the longer term as we continue to add more core users.

Operating Expenses

We classify our operating expenses as sales and marketing expenses, research and development expenses, and general and administrative expenses.

Sales and marketing expenses. Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively grow our core users.

Research and development expenses. Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to grow modestly going forward.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. We expect general and administrative expenses to modestly grow going forward.

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues. The historical results presented below are not necessarily indicative of the results that may be expected for any future period (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenues:
Subscription and services	$19,470	$14,316	$52,495	$37,904
Product and other	4,006	3,971	11,969	13,383
Total revenues	23,476	18,287	64,464	51,287
Cost of revenues:
Subscription and services	6,715	4,830	18,649	13,052
Product and other	4,277	4,065	12,067	12,610
Total cost of revenues	10,992	8,895	30,716	25,662
Gross profit	12,484	9,392	33,748	25,625
Operating expenses:
Sales and marketing	7,539	5,958	20,247	15,518
Research and development	4,948	3,365	13,329	8,596
General and administrative	3,499	1,565	9,666	3,783
Total operating expenses	15,986	10,888	43,242	27,897
Loss from operations	(3,502)	(1,496)	(9,494)	(2,272)
Other (expense) income:
Interest expense, net	(10)	(61)	(902)	(165)
Change in fair value of warrants	—	(151)	(442)	(366)
Other (expense) income, net	(19)	(11)	(31)	(20)
Other (expense) income	(29)	(223)	(1,375)	(551)
Loss before provision for income taxes	(3,531)	(1,719)	(10,869)	(2,823)
Income tax benefit	—	—	—	502
Net loss	$(3,531)	$(1,719)	$(10,869)	$(2,321)
Stock-based compensation:
Cost of revenues	$138	$5	$261	$14
Sales and marketing	194	5	323	17
Research and development	487	35	943	73
General and administrative	617	31	1,198	67
Total stock-based compensation	$1,436	$76	$2,725	$171

Percentage of Total Revenues:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenues:
Subscription and services	83%	78%	81%	74%
Product and other	17	22	19	26
Total revenues	100	100	100	100
Cost of revenues:
Subscription and services	29	26	29	25
Product and other	18	22	19	25
Total cost of revenues	47	48	48	50
Gross profit	53	52	52	50
Operating expenses:
Sales and marketing	32	33	31	30
Research and development	21	18	21	17
General and administrative	15	9	15	7
Total operating expenses	68	60	67	54
Loss from operations	(15)	(8)	(15)	(4)
Other (expense) income:
Interest expense, net	—	—	(1)	—
Change in fair value of warrants	—	—	(1)	(1)
Other (expense) income, net	—	—	—	—
Other (expense) income	—	—	(2)	(1)
Loss before provision for income taxes	(15)	(8)	(17)	(5)
Income tax benefit	—	—	—	1
Net loss	(15%)	(8%)	(17%)	(4%)

Comparison of the three and nine months ended October 31, 2015 and 2014 (in thousands):

Revenues

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues:
Subscription and services	$19,470	$14,316	$5,154	36%	$52,495	$37,904	$14,591	38%
Product and other	4,006	3,971	35	1%	11,969	13,383	(1,414)	(11%)
Total revenues	$23,476	$18,287	$5,189	28%	$64,464	$51,287	$13,177	26%

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Our total revenue increased by $5.2 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $5.2 million, primarily due to a 26% growth in our core users, which increased to approximately 761,000 as of October 31, 2015 from approximately 604,000 core users as of October 31, 2014. In addition to the increase in our core users, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased to $24.45 for the three months ended October 31, 2015 from $23.67 for the three months ended October 31, 2014.

Our product and other revenue experienced a small increase, with an increase in the volume of on-premise appliances partly offset by a decrease in average selling price during the three months ended October 31, 2015 as compared to three months ended October 31, 2014.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

Our total revenue increased by $13.2 million mainly due to an increase in subscription and services revenue of $14.6 million offset by a decrease in product and other revenue of approximately $1.4 million.

Our subscription and services revenue increased by $14.6 million, primarily due to an increase in our core users. In addition, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased to $23.40 for the nine months ended October 31, 2015 from $22.68 for the nine months ended October 31, 2014. Additionally, Talkatone monthly active users, grew to over 1.5 million from approximately one million users at the end of third quarter of fiscal 2015.

Our product and other revenue decreased by $1.4 million due to a decrease in average selling price and in part because of reduction in sales to one of our reseller partners.

Cost of Revenues and Gross Margin

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Cost of revenues:
Subscription and services	$6,715	$4,830	$1,885	39%	$18,649	$13,052	$5,597	43%
Product and other	4,277	4,065	212	5%	12,067	12,610	(543)	(4%)
Total cost of revenue	$10,992	$8,895	2,097	24%	$30,716	$25,662	5,054	20%
Gross profit:
Subscription and services	$12,755	$9,486	3,269	34%	$33,846	$24,852	8,994	36%
Product and other	(271)	(94)	(177)	188%	(98)	773	(871)	(113%)
Total gross profit	$12,484	$9,392	3,092	33%	$33,748	$25,625	8,123	32%
Gross margin:
Subscription and services	66%	66%			64%	66%
Product and other	(7%)	(2%)			(1%)	6%
Total gross margin	53%	51%			52%	50%

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Total gross margin increased to 53% for the three months ended October 31, 2015 from 51% for the three months ended October 31, 2014 primarily due to higher proportionate growth of subscription and other services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $3.1 million for the three months ended October 31, 2015, as compared to three months ended October 31, 2014, due to an increase in subscription and services gross profit of $3.3 million, which was offset in part by a decrease in product and other gross profit of $0.2 million.

The increase in cost of subscription and services revenue of $1.9 million was primarily due to an increase in personnel and consultant costs of $0.8 million, an increase in depreciation and facilities related costs of $0.3 million due to increase in headcount, an increase of $0.3 million increase in data storage and telecom costs and an increase in credit processing fees of $0.2 million.

The increase of $0.2 million in cost of product and other revenue was primarily driven by an increase in the number of on-premise appliances and end-point devices sold for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The increase was in part offset by a decrease in the cost to manufacture our on-premise appliance with our contract manufacturers.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

Total gross margin increased to 52% for the nine months ended October 31, 2015 from 50% for the nine months ended October 31, 2014 due to a higher proportionate growth of subscription and other services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin. The increase in subscription and services revenue was driven by an increase in core users, the increase was offset in part due to ramp up of our investments in small business services.

The total gross profit increased by $8.1 million for the nine months ended October 31, 2015, as compared to nine months ended October 31, 2014, due to an increase in subscription and services gross profit of $9.0 million, which was offset in part by a decrease in product and other gross profit of $0.9 million.

The increase in cost of subscription and services revenue of $5.6 million was primarily due to an increase in personnel and consultant costs of $2.1 million, an increase of $1.0 million in telecom costs, an increase depreciation and facilities costs of $0.8 million, an increase in data storage costs of $0.7 million, an increase in credit card processing fees of $0.5 million, and an increase in stock-based compensation expense of $0.2 million.

The decrease of $0.5 million in cost of product and other revenue for the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014 was primarily due to a decrease in manufacturing costs of our on-premise appliances with our contract manufacturers, offset in part by a change in product mix and units sold, resulting from an increase in sale of products in small business segments of Ooma Office bundles and end-point devices.

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating expenses:
Sales and marketing	$7,539	$5,958	$1,581	27%	$20,247	$15,518	$4,729	30%
Research and development	4,948	3,365	1,583	47%	13,329	8,596	4,733	55%
General and administrative	3,499	1,565	1,934	124%	9,666	3,783	5,883	156%
Total operating expenses	$15,986	$10,888	$5,098	47%	$43,242	$27,897	$15,345	55%

Sales and Marketing

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Sales and marketing expenses increased $1.6 million in the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The increase was due to $0.9 million increase in personnel and consultant expenses primarily driven by increased headcount and growth in business, $0.3 million increase in marketing activities and $0.2 million increase in stock based compensation expense.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

Sales and marketing expenses increased $4.7 million in the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The increase was due to $2.4 million increase in personnel and consultant expenses primarily driven by increased headcount and growth in business, $1.5 million increase in marketing activities as we sought to increase product awareness, $0.4 million increase in facilities and related costs as we increased headcount in 2015 and $0.3 million increase in stock based compensation expense.

Research and Development

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Research and development expenses increased $1.6 million in the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The increase was due to $1.1 million increase in personnel and consultant expenses primarily due to increased headcount and $0.5 million increase in stock-based compensation expense.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

Research and development expenses increased $4.7 million in the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The increase was due to $3.5 million increase in personnel and consultant expenses primarily due to increased headcount, $0.9 million increase in stock-based compensation expense and $0.2 million increase in facilities costs.

General and Administrative

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

General and administrative expenses increased $1.9 million in the three months ended October 31, 2015 as compared to the three months ended October 31, 2014. The increase was due to an increase of $0.7 million primarily due to professional services and other expenses related to operating as a public company, $0.6 million increase in stock-based compensation, and $0.5 million increase in personnel expenses due to increased headcount.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

General and administrative expenses increased $5.9 million in the nine months ended October 31, 2015 as compared to the nine months ended October 31, 2014. The increase was due to $2.6 million increase in personnel and consultant expenses primarily due to the increased headcount, $2.0 million increase primarily due to professional services and other expenses related to operating as a public company, and $1.1 million increase in stock-based compensation.

Other Income and Expense, net

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other (expense) income:
Interest (expense), net	$(10)	$(61)	$51	*NM	$(902)	$(165)	$(737)	*NM
Change in fair value of warrants	—	(151)	151	*NM	(442)	(366)	(76)	*NM
Other (expense) income, net	(19)	(11)	(8)	*NM	(31)	(20)	(11)	*NM
Total other (expense) income	$(29)	$(223)	$194	*NM	$(1,375)	$(551)	$(824)	*NM

*	Percentage is not meaningful

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Other (expense) income is comprised mainly of interest expense related to the outstanding debt and the change in the fair value of warrants. For the three months ended October 31, 2015, the total other (expense) income decreased $0.2 million as compared to three months ended October 31, 2014 due to the payoff of outstanding debt in July 2015. The decrease was also attributed to the conversion and payout of preferred stock warrants into common stock during the second quarter of fiscal 2016, these warrants were fair valued during the three months ended October 31, 2014 which resulted in $0.2 million expense.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 31, 2014

Other (expense) income is comprised mainly of interest expense related to the outstanding debt and the change in the fair value of warrants. For the nine months ended October 31, 2015, the interest expense increased by $0.7 million due to the increase in the outstanding debt in fiscal 2015. Also, included in interest expense was $0.3 million of non-cash deferred issuance costs that was written off due to the repayment of all outstanding debt in July 2015. In addition to the interest expense was $0.2 million of expense which resulted from a greater proportional increase in the fair value of the warrants period to period.

Income Tax Benefit

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income tax benefit	$—	$—	$—	*NM	$—	$502	$(502)	*NM
*	Percentage is not meaningful

We recorded a tax benefit of $0.5 million arising from the release of deferred tax valuation allowances as a result of acquisition of Talkatone, Inc. in May 2014. The release of valuation allowances was triggered by the recognition of $0.5 million of long term net deferred tax liabilities that were primarily related to the acquired intangible assets and R&D credits recorded upon the acquisition of Talkatone, Inc.

Liquidity and Capital Resources

As of October 31, 2015 we had $57.3 million of cash and cash equivalents. To date we have funded our operations through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock. In April 2015, we raised $5.0 million in proceeds from sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold 5.0 million shares at $13.00 per share which resulted in net proceeds of $57.0 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.5 million in offering costs, of which $3.3 million was paid and $0.2 million remained unpaid as of October 31, 2015. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended
	October 31,
	2015	2014
Net cash used in operating activities	$(696)	$(3,392)
Net cash used in investing activities	(1,117)	(1,633)
Net cash provided by financing activities	49,965	4,288
Net increase (decrease) in cash and cash equivalents	$48,152	$(737)

Net Cash Used in Operating Activities

We have historically used cash in operating activities due to our net losses, which include non-cash expense items such as depreciation and amortization, stock based compensation, write off of deferred issuance costs related to debt, change in the fair value of warrant liability and acquisition-related contingent consideration offset by changes in our operating assets and liabilities, particularly from accounts receivable, accounts payable and accrued expenses.

The key line items that resulted in net cash used in operating activities were as follows (in thousands):

	Nine Months Ended
	October 31,
	2015	2014
Net Loss	$(10,869)	$(2,321)
Add back non-cash charges	5,071	1,260
Net loss before non-cash charges	(5,798)	(1,061)
Decrease (increase) in inventories	2,292	(6,038)
Increase in deferred inventory costs	(426)	(1,080)
Increase in accounts payable and accrued expenses	4,509	2,932
Increase in accounts receivable	(1,853)	(1,801)
Increase in deferred revenue	1,199	4,035
Others	(619)	(379)
Net cash used in operating activities	$(696)	$(3,392)

For the nine months ended October 31, 2015, our net loss of $10.9 million included non-cash charges of $5.1 million primarily related to $2.7 million of stock-based compensation; $1.3 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.6 million of expense due to change in fair value of preferred warrant liability and acquisition-related contingent consideration. Operating asset and liability changes for the nine months ended October 31, 2015 included:

•	a decrease of $2.3 million in inventory primarily due to usage of raw material and finished goods
•	an increase of $0.4 million of deferred inventory costs due to higher inventory levels at channel partners
•	an increase of $4.5 million of accounts payable and accrued liabilities due to the timing of payments and invoices primarily in advertising expenses
•	an increase of $1.8 million in accounts receivable primarily due to the timing of billings to our channel partners and also due to increase in receivables related to services
•

an increase of $1.2 million in deferred revenue resulting from an increase in core users primarily in part driven by the growth in the premium users offset in part by decrease in sales by our channel partners.

For the nine months ended October 31, 2014, our net loss of $2.3 million included non-cash charges of $1.3 million primarily related to $0.9 million of depreciation and amortization expense, $0.7 million of expense due to change in fair value of preferred warrant liability and acquisition-related earn out, $0.2 million of stock-based compensation offset by $0.5 million in .0 income tax benefit due to the acquisition of Talkatone, Inc. Operating asset and liability changes for the nine months ended October 31, 2014 included:

•	an increase of $6.0 million in our raw material and finished goods inventory to scale our business
•	an increase of $1.1 million in deferred inventory costs due to shipments to our channel partners net of product costs sold through to our end-users
•	an increase of $2.9 million of accounts payable and accrued liabilities due to the timing of payments
•	an increase of $1.8 million in accounts receivable due to the timing of shipments and billings to our channel partners
•

an increase of $4.0 million in deferred revenue primarily due to an increase of $2.3 million of product revenue due to shipments to our channel partners net of product sold through to end-users and $1.7 million increase in deferred revenue from subscription and other services due to an increase in our core users primarily driven by growth in our premium users

Net Cash Used in Investing Activities

Our investing activities include business acquisitions and capital expenditures for property and equipment purchases. Our capital expenditures have primarily been for general business purposes, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

For the nine months ended October 31, 2015 we used $1.1 million in investing activities primarily for the purchase of property and equipment.

For the nine months ended October 31, 2014 we used $1.6 million in investing activities, which included $1.0 million in connection with a business acquisition and $0.7 million for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Cash generated from financing activities includes proceeds from borrowings under our credit facilities, proceeds from our issuance of common stock following employee stock option exercises, issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes repayment of debt, payment of preferred warrant liability and payment of acquisition related earn-out.

During the nine months ended October 31, 2015, financing activities provided $50.0 million of cash. During the nine months ended October 31, 2015, we generated net cash proceeds of $57.0 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $4.5 million and offering costs of $3.5 million, of which $3.3 million was paid and $0.2 million remained unpaid as of October 31, 2015. Cash provided from financing activities also included $5.0 million from issuance of Series Beta preferred stock and $0.2 million in proceeds from the exercise of options and warrants and issuance of common stock under employee stock purchase offset by repayment of $11.5 million of outstanding debt, payment of $0.6 million of preferred warrant liability and payment of $0.5 million of acquisition-related earn-out.

During the nine months ended October 31, 2014, we had net proceeds of $4.3 million from financing activities, primarily due to $5.0 million from borrowings under our credit facility and $0.4 million from exercise of options and warrants offset by $1.1 million used to repay outstanding debt and capital leases.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of October 31, 2015 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$832	$179	$653	$—	$—
Operating lease obligations	3,699	431	3,223	45
Total	$4,531	$610	$3,876	$45	$—

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements. Capital lease obligations represent our obligation to make payments for equipment that we have leased and operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.

As of October 31, 2015, non-cancelable purchase commitments with our contract manufacturers were $0.8 million.

As of October 31, 2015, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three and nine months ended October 31, 2015 and 2014, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $57.3 million and $9.1 million as of October 31, 2015 and January 31, 2015, respectively. Our cash and cash equivalents are held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. In addition, as of January 31, 2015, we had approximately $10.7 million in short and long-term debt including accrued interest with variable interest rate components. A hypothetical 10% increase or decrease in interest rates would not have had a material impact on our interest expense. As of October 31, 2015, we did not have any outstanding debt with variable interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On August 13, 2015, Michelle Hernandez, Ashley Salina, John Ramirez and Andre Rufus, on behalf of themselves and others similarly situated, filed a class action lawsuit in the United States District Court for the Northern District of California against the Company and its wholly-owned subsidiary, Talkatone, LLC (the “TCPA Litigation”). The lawsuit alleges that the Company and Talkatone, LLC sent unauthorized text messages to consumers on behalf of the Company in violation of the Telephone Consumer Protection Act. The complaint seeks class certification, statutory damages of $500-$1,500 per violation, an injunction against “wireless spam activities,” and attorneys’ fees and costs. The Company believes that the plaintiff’s claims in the complaint are without merit, responded by filing a motion to dismiss the complaint on October 23, 2015, and will continue to vigorously defend this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that are reasonably possible to result from the TCPA Litigation are not reasonably estimable.

On November 12, 2015 the Alabama Statewide 9-1-1 Board filed a lawsuit in the Circuit Court of Montgomery, Alabama against the Company (the “Alabama Litigation”).  The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Alabama Emergency Telephone Services Act (the “AETS Act”).  The Company believes that the Commerce Clause of the United States Constitution bars the application of the AETS Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Alabama, and therefore the plaintiff’s claims are without merit. The Company intends to vigorously defend this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that are reasonably possible to result from the Alabama Litigation are not reasonably estimable.

In addition to the TCPA Litigation and the Alabama Litigation, from time to time, we may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. Other than the TCPA Litigation and the Alabama Litigation, we currently are not a party to any material litigation or other legal proceedings, and as of October 31, 2015, we did not have any accrued liabilities recorded for loss contingencies.

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

We have incurred substantial net losses since our inception, including net losses of approximately $(3.5) million and $(1.7) million for the three months ended October 31, 2015 and 2014, respectively, and $(10.9) million and $(2.3) million for the nine months ended October 31, 2015, respectively. We had an accumulated deficit of $(61.6) million as of October 31, 2015. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. For the three months ended October, 2015 and 2014, we derived approximately 75% and 81%, respectively, of our revenue from Ooma Telo. For the nine months ended October 31, 2015 and 2014, we derived 77% and 86%, respectively, of our revenue from Ooma Telo. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes four issued U.S. patents, which we expect to expire between December 2028 and February 2032. We also have 14 patent applications pending for examination in the U.S. and four patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

As of October 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $56.2 million and $56.1 million, respectively, available to offset future taxable income. If not utilized, both the federal and California will begin to expire in 2029. We also have federal and California research and development tax credit carryforwards that will begin to expire in 2029. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At October 31, 2015, we had 16,791,033 shares of common stock outstanding of which 5,000,000 shares were freely tradable.

The holders of an aggregate of 9,268,999 shares of our common stock as of October 31, 2015, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders. We have registered shares of common stock which we may issue under our 2015 Stock Plan and 2015 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance, subject to existing market stand-off or lock-up agreements.

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

We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, and investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Worldview Technology Partners and its affiliates own a significant portion of our stock and may limit your ability to influence corporate matters.

As of October 31, 2015, Worldview Technology Partners beneficially owned approximately 39% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share, for aggregate net proceeds of $57.0 million, after deducting $4.5 million underwriters’ discounts and commissions and $3.5 million of offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt. The remaining proceeds have been invested in money market funds as of October 31, 2015.

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

Ooma, Inc.
Date: December 10, 2015	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)