Form 10-K
period 2016-01-31
OOMA INC
filed 2016-04-13
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share; Common stock traded on the New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐  NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $88,377,243 (based on the closing price of $10.25 per share on July 31, 2015 on the New York Stock Exchange).  Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of the Registrant's common stock outstanding as of March 31, 2016, was 17,174,133.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended January 31, 2016, including the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•	our estimates of the size of our market opportunity and forecasts of market growth;
•	changes to our business resulting from increased competition or changes in market trends;
•	our ability to develop, launch or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to increase our revenue and our revenue growth rate;
•	our ability to anticipate demand for our products;
•	our ability to effectively manage our future growth;
•	our ability to successfully maintain our relationships with our resellers;
•	our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•	our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	government regulation, including compliance with regulatory requirements and changes in market rules, rates and tariffs;
•	our ability to comply with the FCC’s regulations regarding E-911 services;
•	increasing regulation of our services and the imposition of federal, state and municipal sales and use taxes, fees or surcharges on our services;
•	the effects of industry trends on our results of operations;
•	server or system failures that could affect the quality or disrupt the services we provide and our ability to maintain data security;
•

our ability to borrow additional funds and access capital markets, as well as our ability to comply with the terms of our indebtedness and the possibility that we may incur additional indebtedness in the future;

•	the differences between our services, including our emergency calling service, compared to traditional phone services;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to successfully enter new markets and manage our international expansion;
•	our ability to successfully identify, evaluate and consummate acquisitions;
•	the future trading prices of our common stock; and
•	other risk factors included under the section titled “Risk Factors”

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. As a result, we cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements contained in this Annual Report on Form 10-K.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are also urged to carefully review and consider all of the information in this Annual Report on Form 10-K, as well as the other documents we make available through the Securities and Exchange Commission’s website at www.sec.gov. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Corporate Information

We were incorporated in 2003 as a Delaware corporation.  Our headquarters are located at 1880 Embarcadero Road, Palo Alto, CA 94303, and our telephone number is (650) 566-6600.  Our corporate website address is www.ooma.com.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock.  We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiary unless the context requires otherwise.  Ooma, PureVoice and the Ooma logo are trademarks of Ooma, Inc. All other company and product names may be trademarks of the respective companies with which they are associated.

PART I

Item 1. Business

Overview

Ooma is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. Our unique hybrid SaaS platform, consisting of our proprietary cloud, on-premise appliances, mobile applications, and end-point devices, provides the connectivity and functionality that power our solutions. Our communications solutions deliver our proprietary PureVoice HD voice quality, advanced features, and integration with mobile devices, at extremely competitive pricing and value. Our platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. Our platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security, and networking infrastructure applications to our users.

We drive the adoption of our platform by providing communications solutions to the large and growing markets for small business, home, and mobile users and then accelerate growth by offering new and innovative connected services to our user base. Our small business and home customers adopt our platform by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet, and activating subscription services, for which they primarily pay on a monthly basis. Our communications solutions are distinguished by the combination of our proprietary PureVoice HD voice quality, exceptional value, an advanced feature set enhanced by a number of end-point devices, and integration with mobile devices. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

Our services run on our unique platform consisting of four proprietary elements: our multi-tenant cloud service, custom on-premise appliance, mobile applications, and end-point devices. Ooma’s cloud provides a high-quality, secure, managed, and reliable connection integrating every element of our platform. Our on-premise appliances incorporate both a custom-designed, Linux-based computer and a high speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services. Our mobile applications enable customers to access our product features from anywhere, and our end-point devices enable additional functionality and services. Our platform powers all aspects of our business, not only providing the infrastructure for the communications portion of our business, but also enabling a number of other current and future valuable productivity, automation, monitoring, safety, security, and networking infrastructure applications.

We currently offer our solutions in the U.S. and Canadian markets. We believe that our differentiated platform and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets, all without significant capital investment or high customer acquisition costs to drive their adoption. We offer and/or are developing connected services for the following applications:

•

Productivity. We offer a small business productivity service, called “Business Promoter”, which provides lead generation services to small businesses using proprietary techniques that leverage local, mobile and social media technologies and platforms to enable small businesses to be found, to engage with new prospects, and to receive telephone calls from qualified customer leads. In the future, we expect to launch additional connected services to enhance productivity for small businesses.

•

Automation, monitoring, safety, and security. Our platform enables an ecosystem for connected services by integrating with other automation solutions. For example, we have integrated Ooma Telo with products from Nest Labs, Inc., a Google company, including the Nest Learning Thermostat and Nest Protect smoke and carbon monoxide detector, the Amazon Echo and Amazon Alexa voice service, and a variety of products integrated through the If This Then That (“IFTTT”) platform. By combining Ooma’s communications intelligence with these products’ functions, we enable innovative and valuable features. For example, if the Nest Protect device detects smoke or carbon monoxide when the user is away from home, we provide the ability for the user, through the user’s mobile device, to connect with emergency services from the user’s home phone number and address. This allows users to immediately speak with the correct emergency services personnel, saving valuable time. We are currently developing additional connected services for small businesses and homes to enable the Internet of Things, including a home monitoring solution using proprietary sensors.

•

Networking infrastructure. Our on-premise appliances include a high-speed router that has the capacity to provide networking infrastructure solutions. In the future, we expect to launch connected services with applications for networking infrastructure for small businesses and homes.

We believe that our platform is particularly well-suited to enable the delivery of connected services because it is always on, monitored and interactive. We expect the adoption of our connected services to support the continued growth of our recurring revenue stream.

We have experienced significant revenue and user growth in recent periods, growing our “core users” from approximately 481,000 as of January 31, 2014 to approximately 800,000 as of January 31, 2016, representing a compound annual growth rate of approximately 29%. We define core users as the number of home user accounts, office user extensions, and standalone Business Promoter accounts. We believe that we have one of the lowest customer churn rates in the industry, with an average monthly core user churn rate of 0.53% for the 12-month period ending on January 31, 2016. Additionally, we had approximately 1.6 million and 1.5 million Talkatone monthly active users as of January 31, 2016 and 2015, respectively. We have a predictable revenue model with growth in recurring revenue, with total revenue of $88.8 million, $72.2 million and $53.7 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Subscription and services revenue, which represents the recurring portion of our total revenue, has increased as a percentage of our total revenue over the last three years, from approximately 66% in fiscal 2014 to 82% in fiscal 2016. We have continued to make significant investments in research and development, brand marketing, and channel development, incurring net losses of $(14.1) million, $(6.4) million and $(2.0) million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our Adjusted EBITDA was $(6.5) million, $(3.5) million, $(0.4) million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation” for a description of how we define Adjusted EBITDA and why we believe that it is useful to investors, and a reconciliation to our net loss, which is our most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles, or GAAP.

Our Products and Services

Ooma for Small Business

Ooma Office for Small Businesses

Ooma Office is a fully-featured multi-user communications system for small businesses, providing everything needed to manage communications in and out of the office with a suite of powerful features at an affordable price.

Unlike pure cloud-based phone services that only work with IP phones, our unique hybrid SaaS platform allows for the use of standard analog phones and fax machines as well as select IP phones and internet fax. Ooma Office analog desktop extensions work wirelessly with no wiring infrastructure. This makes setup intuitive and easy enough for the user to install and manage without assistance from an IT professional.

Ooma Office consists of an on-premise appliance an Ooma Linx end-point device, which wirelessly connects regular desktop telephones to the user’s high-speed internet connection. The user can configure the system online, using the Ooma Office Manager web portal. Ooma Office provides features not typically available to small businesses, including a virtual receptionist, music-on-hold, ring groups, a conference bridge, internet and analog fax capability, and mobility features, such as voicemail forwarding to a designated e-mail address.

The Ooma Office Mobile HD app allows users to remotely access their business communications system to make, receive and transfer phone calls and utilize many of the other features, as if they were in the office. The app is compatible with any iOS or Android mobile device and transmits calls over a Wi-Fi or cellular data connection.

Ooma Office Mobile HD app	Ooma Office and Linx

Ooma Office customers can subscribe to the following calling plans to enhance their business:

•

Local numbers. Ooma allows businesses to select up to 20 local phone numbers to establish points of presence within a geographic area or for direct inward dialing to users of the system. Ooma offers phone numbers in all states except the Northwest Territories of Canada.

•

Toll free numbers. Ooma toll-free numbers come with 500 minutes of inbound calling included each month. For businesses that expect a large number of toll-free calls, Ooma offers toll-free calling plans that include an additional 1,000 or 2,500 additional minutes each month at a low cost.

•

Prepaid. Ooma Office customers can save on international calling with everyday low rates from Ooma. International calls are charged against a prepaid account, which is automatically refilled as the balance runs low.

Business Promoter

Business Promoter is a service that helps businesses generate new customer leads. Business Promoter optimizes a business’s online presence, enabling potential customers to discover the business and engage with it without requiring time or expertise from the business. Business Promoter utilizes location, mobile and social technologies and platforms to generate customer leads by delivering phone calls from potential customers to a business. Ooma Office users can either sign-up for the Business Promoter service on a pay-per-lead basis, or subscribe to unlimited leads through a monthly plan. Under the pay-per-lead model, users generally pay a price per lead that originates from a qualified phone call to the business.

Business Promoter also operates on a white-label basis for digital marketing agencies representing tens of thousands of business locations.

Ooma for Residence

Ooma Telo for Home

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications and unique and valuable features.

Users buy an Ooma Telo and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number from their current provider for a one-time fee or to select a new number at no cost. We provide local phone numbers throughout the U.S. and Canada except in the Northwest Territories of Canada. Once set up, users have access to free nationwide calling, international calling with low rates, and standard features such as voicemail, call waiting, caller ID, network address book, and 911 calling, with text alerts when 911 is dialed from the home. The base service is free, but users are required to pay applicable taxes and fees typically ranging from approximately $3.77 to $9.00 per month, depending on the jurisdiction. Based on a typical monthly phone bill of $40 for standard landline service, we estimate that users can save approximately $1,000 in three years by using an Ooma Telo.

The Ooma Mobile HD app allows Ooma Telo users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The Ooma Mobile HD app is free for Ooma Telo users and includes unlimited outbound calls within the U.S. (subject to normal residential usage limitations). Another advantage of the Ooma Mobile HD app is it enables users to make international calls on their mobile devices using Ooma’s attractive international calling plan.

Ooma Mobile HD app	Ooma Telo

Ooma End-Point Devices

The Ooma Telo and the Ooma Office support a line of end-point devices to expand the capabilities of the system to serve the needs of an entire household.

HD2 Handset	Linx	Safety Phone	Wireless + Bluetooth Adapter	Headset

•

The Ooma HD2 Handset is a sophisticated wireless handset with a color display that supports many enhanced Ooma features, including online contact list syncing, picture caller-ID, instant second line, voicemail screening, and musical ringtones.

•

The Ooma Linx is a remote phone jack that can be plugged into any electrical socket to allow the user to connect a phone, fax machine, alarm panel, or anything that requires a phone line to the Ooma phone service, all completely wirelessly.

•

The Ooma Safety Phone is a wireless, small form-factor, hands-free speakerphone that can be worn as a pendant. Two speed dial buttons can each be preset with up to three different numbers, including 911. The preset buttons can also be configured to trigger e-mails or SMS notification alerts when assistance is requested. The Safety Phone supports two-way voice communication and can also be used to answer phone calls.

•

Ooma Wireless + Bluetooth Adapter adds Wi-Fi and Bluetooth capability to Ooma Telo. With this adapter, users can install the Ooma Telo device anywhere in the home within range of their wireless network instead of hardwiring the device to a modem or router. Bluetooth is used to pair Bluetooth-enabled mobile phones to the Ooma Telo so that incoming calls on the user’s mobile phone can ring on the user’s home phones.

•

The Ooma Headset is a lightweight, noise-canceling headset which leverages DECT technology to deliver excellent call quality and long battery life. The headset comes with a magnetic charging cradle, has a range of up to 500 feet outdoors, and can be worn in a variety of styles to support all day comfort. The Ooma Headset works with Ooma Telo and Ooma Office.

Ooma Premier Service for Telo

The Ooma Premier Service is a suite of over 25 advanced calling features that maximize the utility of the Ooma Telo on a monthly or annual subscription basis. The Ooma Premier Service helps our users enhance their privacy, stay connected on the go, better manage and access their voicemail, and expand calling options.

The most popular features of the Ooma Premier Service include:

•	Blacklists that block over eight hundred and fifty thousand telemarketers, robocallers, and spammers, as well as a user-configurable list of unwanted callers.
•	Instant Second Line that enables two household members to make calls simultaneously over the same phone number.
•

Nest Product Integration that provides integration of our communications solution with the Nest Protect: Smoke + Carbon Monoxide alarm and Nest Learning Thermostat, enabling a variety of features and services, including remote emergency calling from a user’s home number, event scheduling and alerts, and call forwarding based on occupancy sensors.

•	Multi-Ring that enables calls to ring simultaneously on the home phone, cell phone, and Ooma Mobile application.
•	Voicemail Monitoring that allows users to listen to and intercept calls as a voicemail message is being recorded.

•	Voicemail Forwarding that provides users the option to listen to voicemail messages from their e-mail inbox or smartphone.
•

Unlimited Free Mobile App Calling that allows users to make and receive unlimited phone calls within the U.S. from their mobile devices as if they were calling from their home number. The availability of unlimited phone calls within the U.S. is subject to normal residential usage limitations.

Other Premium Services

We offer other premium subscription services to our customers, independent of the Ooma Premier Service, including the following services.

•

International calling plan. We offer an international calling plan that allows users to make unlimited calls to 61 countries around the world for a monthly or annual fee, or on a pre-paid basis. Calls can be made from the Ooma Telo, or from the Ooma Mobile HD app.

•	Voicemail transcription service. Users can have their voicemail messages converted into text and have it sent to the user via e-mail so they can read the content of the voicemail.

Talkatone App

Our Talkatone mobile app is available to anyone with an iOS or Android mobile device. Users download the app from the Apple App Store or Google Play for free. Users select a phone number that they can use to make 60 minutes of free U.S. calls per month and unlimited texts using a Wi-Fi or cellular data connection. Advertising is displayed within the Talkatone mobile app and users can purchase premium services such as ad-free usage, additional calling minutes and international calling plans.

Talkatone App Calling	Talkatone App Texting

Segment Information

We operate in one industry segment generating product and services revenue from the sale of on-premise appliances and end-point devices to our end-customers through our website and from sales through distributors, retailers and resellers.

Backlog

We generally sign monthly and annual contracts for our subscriptions and generally invoice our customers on a monthly basis for the services purchased. Products are shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as such orders may be rescheduled or cancelled by our partners, or end-user customers, without penalty prior to shipment. Additionally, the majority of our product revenue comes from orders that are received and shipped in the same quarter. Until such time as these amounts are invoiced, we do not recognize them as revenues. Accordingly, we believe that fluctuations in backlog are not a reliable indicator of future revenues and we do not utilize backlog as a key management metric internally.

Sales and Marketing

Our sales and marketing objective is to grow and retain our customer base, and sell them additional premium services using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost.

We use television and radio advertising to build awareness and interest for our products and services, which benefits both the Ooma Office and Ooma Telo solutions. We believe that television advertising provides an opportunity to build the Ooma brand cost-effectively, educate prospects on Ooma’s unique combination of quality and value, and capture prospects’ attention. Small businesses and consumers who see our television advertising are directed to our web site and to key retail partners. Radio is used in a highly targeted manner primarily to reach small business owners and decision makers as they commute to and from their workplace.

We use online marketing including search engine marketing, search engine optimization, display advertising, and social media to attract customers as they do online research for the products and services we offer. For those prospects who do not purchase immediately, we entice them to provide their e-mail address and/or phone number by offering helpful information, relevant case studies and demonstrative webinars to assist in making their purchase decision. We continue to reach out to our prospect leads over time using e-mail and telemarketing until they purchase or the lead is retired.

We actively mobilize our customers to spread word-of-mouth marketing by sharing Ooma news and information through social media and e-mail. We also encourage our customers to write product reviews on Amazon.com and other online retailer websites. We sell additional services to our existing customer base by offering free trials and promotional offers, as well as sending e-mail communications and leaving messages on their Ooma voicemail service.

Our small business and home products are sold through both direct channels and retail, with the direct channel as our primary distribution channel for small business and the retail channel as our primary distribution channel for home customers. Our direct sales force is focused on small business sales and includes highly trained sales representatives located in the U.S. responding to inbound telephone calls and sales leads generated through marketing activity and our website. We consider our retail presence a competitive advantage and we are continuing to add retailers who share our growth objectives. Our retail distribution includes national and regional consumer electronics, big box retailers, and leading online retailers, including Amazon.com, Best Buy, Costco.com and others. Additionally, we have certain reseller partnerships with third parties who resell our home communications solution under their brand name. Our Ooma Business Promoter service is sold directly to Ooma Office customers and through digital marketing agencies to businesses seeking to generate leads.

Customer Support

Our primary customer support objective is to delight our customers and educate them on the features and benefits of our products to optimize the overall user experience. In addition to providing support to our customers, we employ an active customer management strategy in which we drive incremental revenue through cross-selling of products and services. Our customer support teams also manage the porting process for our customers and our customer billing and payment activities.

We maintain two customer contact centers, one operated by us in Newark, California, which primarily houses our small business support for our Ooma Office customers, and one operated by our partner Telus in Manila, Philippines, which provides our customer support primarily for our Ooma Telo customers. In order to maximize customer convenience and ease of use, we utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials, and e-mail.

Our Platform

Our unique hybrid SaaS platform consists of our proprietary cloud, on-premise appliances, mobile applications, and end-point devices. They work in concert to support our advanced features, high-quality, and the ability to offer customized connected services, which are vital to driving our high level of customer satisfaction and low customer churn.

We take an integrated approach to the development of our technology. Our extensive engineering resources span both hardware and software and our business scope encompasses the entire platform, giving us the ability to drive new integrated solutions for our customers. We believe our integrated engineering and business strategy is a significant competitive advantage and makes it feasible for us to leverage our platform to deliver a broad range of productivity, automation and infrastructure connected services.

The integrated approach to our technology allows us to operate at a reduced cost and provides competitive advantages:

•	Because we designed our on-premise appliances and network elements to work in harmony, we are free to make optimizations that streamline and simplify the elements of the network.
•

Our platform enables us to automatically select, on a call-by-call basis, between over a dozen call termination providers based on call cost and quality. Likewise, our platform allows us to shift our customer base among a several origination vendors. This, combined with our rapid growth creates a favorable environment to demand low costs from our vendors without sacrificing quality.

•

The tight integration between our engineering and operations teams, combined with the functional nature of our on-premise appliances, facilitates our highly automated network operations, enabling us to efficiently scale our operations.

Cloud

Our multi-tenant cloud infrastructure provides a high-quality, secure, managed, and reliable suite of services integrating all elements of the platform. We have built a proprietary cloud in order to optimize quality of service, reliability and security, which are essential elements of our communications solutions. Our cloud simplifies the task of offering new services, and provides consistent performance and economies of scale for all of our connected services. Ooma’s key cloud capabilities include: telecommunications, custom hosted services, interconnections to third party services (cloud-to-cloud), on-premise appliance management, remote diagnostics support, and billing.

We have engineered our cloud infrastructure to enable:

•	Quality of Service through transcoding of data to/from our on-premise appliances, routing control, direct connection to internet transit providers, and strategic location of our data centers;
•	Security through AES128-encrypted media and provisioning information and layered defenses against malicious cyber-threats; and
•	Reliability through redundant data centers in San Jose, California and Sunnyvale, California.

On-Premise Appliances

Our purpose-built on-premise appliances are both a custom-designed, Linux-based computer and a high speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services.

We harness the power of our on-premise appliances, operating in conjunction with our cloud, to deliver three core technology advantages:

•

PureVoice HD technology for improved call quality. A common cause of customer churn for internet communications solutions is poor voice quality, which is primarily caused by packet loss or jitter from internet bottlenecks. Our PureVoice HD technology addresses these issues with the following elements:

—

High-speed routing with hardware-based quality of service: Ooma’s on-premise appliances include network ports for both the local area network, or LAN, and the wide area network, or WAN, with a dedicated routing engine connecting the two. The routing engine is capable of routing 100Mbits per second and prioritizes voice traffic over other traffic in the business or home.

—

Advanced voice compression technology: The high processing power of our on-premise appliances makes it possible to employ an advanced voice compression technology that reduces the bandwidth required for carrying voice traffic over the customer’s internet connection by over 70%, while providing greater error concealment than more commonly used voice compression technologies.

—

Adaptive redundancy: Our cloud dynamically detects when packets are being lost or delayed and signals our on-premise appliances to send redundant data in succeeding packets. Our cloud then reassembles the packets it receives into the proper data stream in real time. The level of redundancy is dynamically determined based upon the quality of the customer’s internet connection, which optimizes the balance of latency and quality. Ooma business, home and mobile users can maintain three times packet redundancy while consuming virtually the same bandwidth as competing systems that use less advanced voice compression technology.

—

HD Voice: Our on-premise appliances double the sampling rate and sampling precision compared to a traditional voice call to capture a truer picture of the actual sound and provide a HD audio experience to the listener.

—

Encrypted data transfer: Signaling between our on-premise appliance and our cloud is embedded in an encrypted virtual private network, or VPN, making it very difficult to illicitly monitor. Likewise, we employ secure real-time protocol, or SRTP, to encrypt the media associated with voice conversations to and from our on-premise appliances.

•

Extensibility to new services. Our on-premise appliance incorporates extra processing power, networking capability and memory capacity to accommodate future services. We have also incorporated a USB port in the appliance for directly connecting other devices.

•	Hub for the Internet of Things. Our on-premise appliance supports a wireless networking protocol to facilitate connectivity to other end-point devices and enable the Internet of Things.

Mobile Applications

We have made significant investments in developing mobile applications for the iOS and Android operating systems. As a result, nearly every connected service and feature we deploy enhances or can be enhanced through integration with our customer’s mobile device. We are in the process of integrating our PureVoice HD technology into our Ooma Mobile HD app. We plan to continue enhancing our mobile apps to incorporate features related to our partners’ services (such as Nest Labs, Inc.) and other connected services.

End-Point Devices

Ooma has developed a range of end-point devices that together create a full communications solution for our customers. We also enable several proprietary features through our end-point devices, such as picture caller ID and address book sync/dial by name using the Ooma HD2 Handset and pre-programmed sequential dialing by the Ooma Safety Phone.

Operations and Manufacturing

We deliver our services through two separate data centers located in San Jose and Sunnyvale, California, both hosted in facilities leased from Equinix, Inc. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility.

Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We contract with manufacturers in Taiwan that have a manufacturing facility in China to produce our on-premise appliance and end-point devices. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Engineering, Research, and Development

We have invested significant time and resources into developing our engineering, research, and development team, resulting in a group with diverse skills, ranging from hardware and radio frequency design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. The team develops all aspects of our platform, including our hosted services, on-premise appliance, mobile applications, end-point devices, interconnections to third party services and tools and utilities that facilitate customer provisioning, debugging, billing and reporting. Because our engineering, research, and development team manages all aspects of our solutions, we are able to offer an integrated solution that works seamlessly between software and hardware and to respond to customer feedback to add in additional features and services that works across the entire platform.

The engineering, research and development team consists of a core set of engineers located primarily in Palo Alto, California, augmented by contract development teams in Canada, India, Ukraine, Russia and New Zealand.

Competition

The market for communications solutions and other connected services for small business, home, and mobile users is complex, fragmented, and defined by constant shifts in technology and customer demands. We expect competition to continue increasing in the future. We believe that the defining factors driving competition in our market include:

•	Quality and consistency of communications services;
•	Lifetime value of initial investment and ongoing cost of services;
•	Breadth of features and capabilities;
•	System reliability, availability and performance;
•	Speed and ease of activation, setup, and configuration;
•	Ownership and control of the proprietary technology;
•	Integration with multiple end-point devices and mobile solutions; and
•	Customer satisfaction and brand loyalty.

We believe that we compete favorably on the basis of the factors listed above.

We face competition from a broad range of providers of communications solutions and other connected services for small business, home, and mobile users. Some of these competitors include:

•

established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada, that resell on-premise hardware, software and hosted solutions;

•	other communications companies such as 8x8 Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.
•	companies such as Broadsoft, Inc. and Microsoft Corporation;
•

traditional on-premise, hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and ShoreTel, Inc., any of which may now or in the future also host their solutions through the cloud, and their resellers;

•	mobile communications app companies providing “over-the-top” solutions, such as Grasshopper (Citrix, Inc.), LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp, Inc.; and
•

other large internet companies, such as Google Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

Competition with Established Telephone and Cable Companies

Established telephone companies such as AT&T, Verizon and CenturyLink, and national cable companies such as Comcast and Cox Communications and Time Warner Cable represent a significant portion of our competition in the telecommunications market.  These competitors are many times larger and better capitalized than Ooma, continue to make substantial investments in competitive products, features and services, and take significant advantage of their existing business relationships with their very large customer bases.  For example, these cable and phone companies often bundle home phone service with Internet access and/or cable television access, and the pricing of these various “bundles” may imply a zero or very low price to the customer for home phone service.  While we believe that we compete favorably based upon our service features, quality and pricing, such aggressive pricing tactics make it more difficult for us to attract the existing customers of our large competitors.

Competition with Non-traditional Communications Providers

Non-traditional communication providers such as Facebook, Google Voice, WhatsApp and Pinger offer telephony services at little or no cost as an added benefit to their existing customers, and/or to attract additional users.  Some of these providers arguably are not in compliance with certain regulatory requirements, for example, to collect certain federal, state and local regulatory taxes and fees, or to provide 911 service, which means their costs to provide telephony services may be substantially less than ours.

Intellectual Property

Our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights. We rely on a combination of patents, trade secrets, copyrights and trademarks, as well as contractual protections to establish and protect our intellectual property rights. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements, we control access to our software, documentation and other proprietary information, and our software is protected by U.S. and international copyright laws. For example, we require our employees and independent contractors involved in the development of intellectual property on our behalf to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf belong to us, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

As of January 31, 2016, we had five issued patents, fourteen patent applications pending for examination in the U.S., and four patent applications pending for examination in foreign jurisdictions, both of which are related to U.S. applications. Our issued patents will expire between 2028 and 2033. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms.

Although we rely on laws respecting intellectual property rights, including patent, trade secret, copyright and trademark laws, as well as contractual protections to establish and protect our intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop products and services with the same functionality as ours. Policing unauthorized use of our technology and intellectual property rights is difficult, and enforcing our intellectual property rights is expensive and uncertain.

Employees and Contractors

As of January 31, 2016, we had 139 full-time employees, all of whom were located in the U.S., including 53 in engineering and 28 in sales and marketing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. As of January 31, 2016, we had 292 of these third-party contractors, including 91 in engineering, 22 in sales and marketing, and 176 in customer support and service. As of such date, 93 are located in the U.S. and 199 internationally.

Facilities

Our corporate headquarters are located in Palo Alto, California and consist of approximately 18,000 square feet of office space pursuant to a lease agreement that expires November 30, 2017. We lease additional office space in Palo Alto consisting of approximately 2,379 square feet pursuant to a lease agreement that expires April 30, 2017 and a multi-use industrial space consisting of 13,800 square feet pursuant to a lease agreement that expires February 28, 2018. Outside of Palo Alto, we lease warehouse and office space totaling 16,200 square feet in Newark, California, and pursuant to co-location agreements, we lease space from third-party datacenter hosting facilities in San Jose and Sunnyvale, California and Ashburn, Virginia that support our cloud infrastructure. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

Regulatory Matters

Overview of Regulatory Environment

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation.

The Federal Communications Commission, or FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers and are continuing to evaluate how VoIP will be regulated in the future.

Federal Regulation

As a provider of internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund, the Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request.

Our services are also subject to a number of other FCC regulations. Among others, we must comply (in whole or in part) with:

•	the Communications Assistance for Law Enforcement Act, or CALEA, which requires covered entities to assist law enforcement in undertaking electronic surveillance;
•	requirements to provide E-911 to our customers;
•	contributions to the USF, which requires that we pay a percentage of our interstate end-user telecommunications revenue to support certain federal programs;
•	payment of annual FCC regulatory fees based on our interstate and international revenue;
•	payment of Local Number Portability and North American Numbering Plan Administration fees;
•	rules pertaining to access to our services by people with disabilities and contributions to the Telecommunications Relay Services fund;
•	rules requiring reporting to the FCC of certain service outages;
•	rules requiring notice to the FCC before discontinuing service; and
•

FCC rules regarding CPNI and other proprietary information, which require, among other things, that we not use CPNI for marketing without customer approval, subject to certain exceptions, that we file annual reports regarding CPNI protections, and that we disclose breaches to law enforcement.

If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could ultimately harm our business and results of operations.

Regulatory Classification of VoIP Services

To date, the FCC has regulated certain VoIP services without concluding that these services are telecommunications services subject to the traditional common carrier regulation. In various proceedings the FCC has nonetheless imposed certain regulation obligations on interconnected VoIP and certain non-interconnected VoIP services. The FCC may continue to impose additional regulations on these services without resolving their regulatory classification. The FCC could also at any time determine that interconnected VoIP or non-interconnected VoIP services are telecommunications services and thus subject to traditional common carrier regulation. Additional regulation would impose compliance costs and could increase our risk of enforcement or other liability.

VoIP E-911 Matters

The FCC requires internet voice communications providers, such as our company, to provide E-911 service in all geographic areas covered by the traditional wire line E-911 network. Under the FCC’s rules, Internet voice communications providers must transmit the caller’s phone number and registered location information to the appropriate Public Safety Answering Point, or PSAP, for the caller’s registered location.

In Canada, the CRTC, has imposed similar requirements for fixed/non-native internet voice communications related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. In the case of nomadic internet voice communications, service providers are required to ensure that 911 calls are routed to a call center which routes these calls to the appropriate PSAP based on information provided by the caller or, if the caller is unable to provide location information, based on the last registered address of the caller. The CRTC also mandates certain customer notification requirements pursuant to which new customers are required to be notified of 911 service limitations and to consent to the same before their service with us commences and we are required to provide annual update notifications to our customers of the 911 limitations of our service.

We provide E-911 service in compliance with the CRTC and the FCC’s rules, as applicable, to substantially all of our customers’ interconnected VoIP lines. Our mobile platform also allows users to make emergency 911 calls from their mobile devices using their home phone number and address. In some circumstances, 911 calls may be routed to a national emergency call center that routes the call to the appropriate PSAP.

On August 8, 2014, the FCC adopted an Order setting text-to-911 requirements. The Order requires all CMRS providers and all interconnected text messaging application providers to be able to deliver text messages to PSAPs, by December 31, 2014, and to begin sending text messages to a given PSAP within six months of a valid request. Compliance with this mandate and any additional 911 mandates placed on text messaging providers will impose costs on our business. If we fail to comply with these obligations, we may face significant enforcement liability or other liability risks.

In connection with the regulatory requirements that we provide E-911 to all of our interconnected VoIP customers, we must obtain from each customer, prior to the initiation of or changes to service, the physical locations at which the service will first be used for each VoIP line. For services that can be utilized from more than one physical location, we must provide customers one or more methods of updating their physical location and in Canada, these customers must be able to update their location online. Because we do not validate the physical address at each location where the services may be used by our customers, and because customers may use the services in locations that differ from the registered location without providing us with the updated information, it is possible that E-911 calls may be routed to the wrong public safety answering point, or PSAP. We are also aware that certain customer registered addresses are incorrect, or may not have been updated. If E-911 calls are not routed to the correct PSAP, and if the delay results in serious injury or death, we could be sued and the damages substantial.

We could be subject to enforcement action by the FCC or the CRTC for our customer lines that do not have E-911 service. This enforcement action could result in significant monetary penalties and restrictions on our ability to offer services.

Customers may in the future attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted or uncompleted emergency service calls. The New and Emerging Technologies 911 Improvement Act of 2008 provides that internet voice communications providers have the same protections from liability for the operation of 911 services as traditional wire-line and wireless providers. Limitations on liability for the provision of 911 services are normally governed by state law, and these limitations typically are not absolute. It is also unclear under the FCC’s rules whether the limitations on liability would apply to those customer lines for which we do not provide E-911 service. In Canada, provincial consumer protection laws may constrain our ability to limit liability to our non-business customers for any liability caused due to the 911 shortfalls inherent in internet voice communications services.

State Regulation

The FCC has preempted much regulation of internet voice communications services. However, a number of states have ruled that non-nomadic internet voice communications services may or do fall within the definition of “telecommunications services” or are otherwise within state telecommunications regulatory jurisdiction and therefore those states assert that they have authority to regulate the service. No states currently require certification for nomadic internet voice communications service providers. Nevertheless, a number of states have imposed certain traditional telecommunications requirements on such services, including assessing state USF or other surcharge requirements, E-911 support and fees and other surcharges on nomadic VoIP providers. A number of states require us to contribute to state USF and E-911, and pay other surcharges, while others are actively considering extending their public policy programs to include the services we provide. We pass USF, E-911 fees and other surcharges through to our customers, which may result in our services becoming more expensive or require that we absorb these costs. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to internet voice communications services like ours. If the FCC determines that VoIP services are telecommunications services, the risk of state regulation will increase significantly.

International Regulation

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In Canada, our service is regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations. See the section entitled “Risk Factors” for more information.

ITEM 1A. RISK FACTORS

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Our future success also depends in part on our ability to sell additional subscriptions and additional functionalities to our current customers. This may require increasingly sophisticated and costlier sales efforts and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer. In addition, such increased costs could cause us to increase our subscription rates, which could increase our turnover rate.

We face competition in our markets by our competitors and may lack sufficient financial or other resources to compete successfully.

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., ShoreTel, Inc. and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) other large internet companies, such as Google Inc. All of these companies currently or may in the future host their solutions through the cloud. In addition, as we expand our connected services, we face competition from lead-generation and internet search engine optimization companies and home automation companies.

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

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations; additionally, mergers or other strategic transactions we engage in may not be successful.

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

We rely significantly on retailers and reseller partnerships to sell our products; our failure to effectively develop, manage, and maintain our retail sales and reseller partnership channels could materially and adversely affect our revenue.

We currently sell our Ooma Telo and Ooma Office products through a combination of direct sales, leading retailers such as Amazon.com, Costco.com, Best Buy, Fry’s Electronics and Walmart, and our reseller partnerships and a significant portion of our product sales are made through our retail and reseller partnership channels. Similarly, to date, the vast majority of our Business Promoter accounts are obtained through a limited number of reseller partnerships. In addition, our Talkatone application relies significantly on the Apple and Google app stores for distribution. Our future success depends on our continued ability to establish and maintain a network of productive retailers, to maintain and expand our reseller partnership arrangements, and to maintain the ability of Talkatone to be distributed through the app stores and increase Talkatone’s visibility therein. We expect that we will need to maintain and expand our retail channel and reseller partnership sales and Talkatone’s distribution and visibility in the app stores as we seek to expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. For example, our reseller partnership with Vivint has not produced significant sales to end users and we recently learned that Vivint will no longer resell our home communications solution. In addition, if Apple or Google determine that Talkatone is non-compliant with their app store vendor policies, they may revoke our rights to sell Talkatone through their app store at any time. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

We depend on four vendors to manufacture the on-premise appliances and end-point devices we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation and Kentec Technology (SUZHOU) Co., Ltd. for production of our on-premise appliances and primarily on Hualin Precision Technology Co., Ltd and VTech Telecommunication Ltd. for production of our end‑point devices we sell to our customers. We currently do not have long-term contracts with these vendors. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver on‑premise appliances or end-point devices of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. Additionally, several components used in our on-premise appliances and end point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. In the past, labor strikes in West Coast ports have delayed shipments of our products from our manufacturers. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

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

We currently depend on various third parties for some of our software development efforts, quality assurance and operations. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in Canada, China, India, New Zealand, Russia and Ukraine. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain control or effective management with respect to these business operations.

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

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high‑quality service, our reputation will be harmed, and we may lose customers.

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

If any of these third parties do not provide reliable, high-quality service, our reputation and our business will be harmed and we may be exposed to significant liability. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service call center might be unable to respond to a significant spike in customer support inquiries in a timely manner. In addition, industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

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

Although we were incorporated in 2003, we did not formally introduce Ooma Telo until 2009 or Ooma Office until 2013. In addition, we acquired our Business Promoter business in 2012 and our Talkatone business in 2014. Our limited operating history limits our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenue from existing customers as they add users and, in the future, purchase additional functionalities and premium service subscriptions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services, applications, and hardware through research and development;
•	successfully expand our business domestically and internationally;
•	successfully compete in our markets;
•	continue to innovate and expand our service offerings;
•	continue our relationships with strategic partners like Amazon, Nest Labs, Inc. and our reseller partners;
•	continue our relationships with our current retail partners and develop relationships with additional retail partners;
•	continue our relationships with our digital marketing agency partners, advertising agencies and digital advertising networks;
•	continue our relationships with third-party vendors that enable our solutions;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We have incurred significant losses and negative cash flows in the past and anticipate continuing to incur losses and negative cash flows for the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $14.1 million, $6.4 million and $2.0 million for the fiscal year ended January 31, 2016, 2015 and 2014, respectively. We had an accumulated deficit of $64.8 million and $50.8 million as of January 31, 2016 and 2015, respectively. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

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

If small businesses opt to perform advertising tasks on their own, demand for our lead‑generation services would decrease, thereby negatively affecting our revenue.

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

We currently contract with several digital agencies to provide our lead-generation services as a component of their service to third parties who we include as our core users. If our relationship with these digital agencies degrades, they could elect not to use our lead-generation service, which would lead to the loss of a portion of our lead generation business revenue as well as a number of our core users. Also, for reasons beyond our control, the digital agencies we work with may lose their business relationships with third parties who purchase lead generation services for their customers, causing the digital agency to terminate its business relationship with us and the loss of such lead generation business revenue. Prior to February 2015, we contracted with three digital agencies to provide our lead generation service to third parties. In February 2015, one of them unexpectedly lost a key business relationship, which led that digital agency to terminate its business relationship with us, which in turn caused us to lose a few thousand of our core users. This concentration of our access to lead generation customers creates volatility in our revenue and in the churn of our core users, which risk will remain unless and until we significantly grow the number of digital agencies we contract with, and/or increase the number of small businesses that obtain lead generation services directly from us.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers;
•	our ability to sell premium solutions to our existing customers;
•	our ability to introduce new solutions;

•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the communications and connected services markets for small businesses, home, and mobile;
•	the number of monthly and annual subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 77% of our revenue from Ooma Telo for the fiscal year ended January 31, 2016. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

The introduction of new services by competitors or the development of entirely new technologies to replace existing offerings could make our solutions obsolete or adversely affect our business and results of operations. Announcements of future releases and new services and technologies by our competitors or by us could cause customers to defer purchases of our existing services, which also could have a material adverse effect on our business, financial condition or results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent our development, introduction or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations, and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to develop these services and applications to remain competitive. We do not know whether these investments will be successful. If customers do not widely adopt any new or enhanced services and applications, we may not be able to realize a return on our investment. If we are unable to develop, license or acquire new or enhanced services and applications on a timely and cost‑effective basis, or if such new or enhanced services and applications do not achieve market acceptance, our business, financial condition and results of operations may be materially and adversely affected.

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. For example, on April 17, 2015, plaintiff UrgenSync, LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against us and other companies in the business of providing internet‑based communications services, alleging infringement of U.S. Patent No. 8,295,802. The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. Based upon our preliminary investigation, we believe the UrgenSync complaint was entirely without merit and that our products and services do not infringe any valid or enforceable claim of the aforementioned patent. On June 17, 2015, all of UrgenSync’s claims against us were dismissed with prejudice, effectively ending the litigation without us incurring significant legal or other expenses. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes five issued U.S. patents, which we expect to expire between 2028 and 2033. We also have 14 patent applications pending for examination in the U.S. and four patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are not currently in compliance with all of the applicable technical requirements of the Payment Card Industry Data Security Standard, or PCI, but we are working diligently to become fully compliant as soon as is practicable. If we fail to become compliant or maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations may fine us or, while unusual, may impose certain restrictions on our ability to accept credit cards or terminate our agreements with them, rendering us unable to accept credit cards as payment for our services. Our services may also be subject to fraudulent usage, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties may be able to access and use their accounts through fraudulent means. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

We may implement enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems and enhancements is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much costlier than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

As of January 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $64.2 million and $55.0 million, respectively, available to offset future taxable income. If not utilized, both the federal and California NOLs will begin to expire in 2030. We also have federal and California research and development tax credit carryforwards that will begin to expire in 2030. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed a Section 382 analysis through January 31, 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, we determined that we had undergone three ownership changes. The first and second ownership changes occurred in April 2005 and the third change occurred in February 2009. NOLs presented account for any limited and potential lost attributes due to the ownership changes and their respective expiration dates.

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

Federal Regulation

Our business is regulated by the Federal Communications Commission, or FCC. As a communications services provider, we are subject to FCC regulations relating to privacy, disability access, porting of numbers, Federal Universal Service Fund, or USF, contributions, E‑911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

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

The FCC is actively considering additional 911 requirements for interconnected VoIP providers, non-interconnected VoIP providers and texting providers. The outcome of the FCC’s proceedings cannot be determined at this time and we may or may not be able to comply with any such obligations that may be adopted. At present, we have no means to automatically identify the physical location of our customers on the internet. Changes to the FCC’s VoIP E‑911 rules may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC’s mandates are unavailable. Our compliance with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current VoIP E-911 order or follow-on orders or clarifications, the impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

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

Our products must comply with industry standards, FCC regulations, state, local, country‑specific and international regulations, and changes may require us to modify existing products and/or services.

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

We rely on a variety of marketing techniques, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restricts our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation such as the TCPA Litigation described in Item 3. “Legal Proceedings,”, which would adversely affect our financial performance and significantly harm our reputation and our business.

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving governmental regulation, industry standards and self‑regulatory schemes, contractual obligations, and other legal obligations related to privacy, which may increase our costs, decrease adoption and use of our products and services, and expose us to liability.

There are a number of U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia‑Pacific Economic Cooperation countries. Regulators have the power to impose significant fines on non-compliant organizations. As internet commerce, communication technologies and the Internet of Things continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely. In Canada, new anti-spam legislation prescribing certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This new law also contains provisions that took effect in January 2015, which impose certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our small business, home and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords, store them on a mobile device that is lost or stolen, or otherwise fall prey to attacks outside our system, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in Canada, China, India, Philippines, New Zealand, Russia and Ukraine may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti‑money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party representatives for product testing, customs, export, and import matters outside of the U.S. In addition, as we increase our international sales and business, we may engage with business partners and third party intermediaries to sell our products and services abroad and to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Moreover, U.S. export control laws and economic sanctions programs generally prohibit the export of certain products and services to countries, governments and persons subject to U.S. economic embargoes and trade sanctions unless a license, approval, or other authorization is obtained from the U.S. Government. Obtaining such licenses and authorizations may be time‑consuming and is not guaranteed. Any violations of such economic embargoes and trade sanctions regulations could have negative consequences, including government investigations, penalties and reputational harm.

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state to levy taxes, fees and surcharges for sales made over the internet. Therefore, taxing authorities may challenge our position and may decide to audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Complaints were recently filed by the County of Berks, Pennsylvania and the State of Alabama against us alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges.

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

Risks Related to Being a Public Company

If we fail to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2017. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

For example, in connection with our financial statement close process for fiscal 2015 and fiscal 2014, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. The material weakness we identified resulted from a lack of sufficient number of qualified personnel within our accounting function who possessed an appropriate level of expertise to effectively identify, select and apply GAAP sufficiently and assess risk and design appropriate control activities over information technology systems and financial reporting processes. While we believe that this material weakness was remediated during the year ended January 31, 2016, it is possible that we may discover significant deficiencies or material weaknesses in our internal control over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We are required to disclose material changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken various actions, such as implementing new internal controls and procedures and hiring of an internal audit firm. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with SEC, or the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Our actual operating results may differ significantly from our guidance.

From time to time, we plan to release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which will include forward‑looking statements, will be based on projections prepared by our management. These projections will not be prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person will express any opinion or any other form of assurance with respect to the projections.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and are taking advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

Risks Related to Owning Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At January 31, 2016, we had 16,916,250 shares of common stock outstanding of which 8,948,729 shares were freely tradable.

The holders of an aggregate of 6,760,790 shares of our common stock as of January 31, 2016, have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders.  We have registered shares of common stock which we may issue under our 2015 Stock Plan and 2015 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance.

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

As of January 31, 2016, Worldview Technology Partners beneficially owned approximately 39% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

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

We are currently subject to securities class action litigation in connection with our initial public offering and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company, its directors, and certain officers have been named as defendants in three related securities class actions (“the Securities Litigations”).  See Item 3 (“Legal Proceedings”) for a detailed description of the Securities Litigations and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigations. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigations. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigations, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigations may cause burdens and distractions to the Company’s management.  Any adverse judgments, settlements, or consequences of the Securities Litigations could have a material, adverse effect on the Company’s business and financial condition.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California and consist of approximately 18,000 square feet of office space pursuant to a lease agreement that expires November 30, 2017. We lease additional office space in Palo Alto consisting of approximately 2,379 square feet pursuant to a lease agreement that expires April 30, 2017 and a multi-use industrial space consisting of 13,800 square feet pursuant to a lease agreement that expires February 28, 2018. Outside of Palo Alto, we lease warehouse and office space totaling 16,200 square feet in Newark, California, and pursuant to co-location agreements, we lease space from third-party datacenter hosting facilities in San Jose and Sunnyvale, California and Ashburn, Virginia that support our cloud infrastructure. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3. LEGAL PROCEEDINGS

Securities Litigations

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against Ooma, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and we expect these additional complaints to be consolidated with the Barnett complaint.  We refer to these three complaints collectively as the “Securities Litigations”. The complaints purport to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus we filed with the Securities and Exchange Commission (the “SEC”). The complaints allege that Ooma and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. Ooma believes that the plaintiffs’ claims are without merit and we are vigorously defending against the Securities Litigations and will continue to do so. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that are reasonably possible to result from the Securities Litigations are not reasonably estimable.

Berks County Litigation

On November 12, 2015 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Please against the Company (the “Berks County Litigation”). The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Pennsylvania 911 Emergency Communication Services Act (the “PA 911 Act”). The plaintiff seeks a declaratory judgement that we must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. The Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to vigorously defend this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that are reasonably possible to result from the Berks County Litigation are not reasonably estimable.

Alabama Litigation

On January 21, 2015 the Alabama Statewide 9-1-1 Board filed a lawsuit in the Circuit Court of Montgomery, Alabama against the Company (the “Alabama Litigation”). The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Alabama Emergency Telephone Services Act (the “AETS Act”). The plaintiff seeks a declaratory judgment that we must comply with the AETS Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. The Company believes that the Commerce Clause of the United States Constitution bars the application of the AETS Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Alabama, and therefore the plaintiff’s claims are without merit. The Company intends to vigorously defend this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that are reasonably possible to result from the Alabama Litigation are not reasonably estimable.

On July 24, 2015, Jeffrey D. Hoffmann, Esq. filed a complaint in the Mercer County Superior Court of New Jersey (the “Hoffmann Litigation”) alleging, among other things, that Mr. Hoffman’s business suffered lost profits due to the Company’s Ooma Office phone service.  The Company responded with a Motion for Summary Judgment, believing the plaintiff’s claims were completely without merit and asserting that any claims must be settled in California through mandatory arbitration pursuant to the Company’s standard terms and conditions (“Terms and Conditions”).  The Company’s online customer account activation process requires a customer to affirmatively agree to the Terms and Conditions before activating the Ooma service.  On February 1, 2016, the Court dismissed the Hoffmann Litigation in its entirety with prejudice, finding Mr. Hoffman had affirmatively agreed to the Terms and Conditions, including the mandatory arbitration provision, and the Terms and Conditions are binding on Mr. Hoffman and govern the customer relationship.

On August 13, 2015, Michelle Hernandez, Ashley Salinas, John Ramirez and Andre Rufus, on behalf of themselves and others similarly situated, filed a class action lawsuit in the United States District Court for the Northern District of California against the Company and its wholly-owned subsidiary, Talkatone, LLC (the “TCPA Litigation”).  Believing the claims in the complaint were without merit, the Company responded by filing a motion to dismiss the complaint on October 23, 2015.  On October 29, 2015, the four plaintiffs agreed to resolve all claims with prejudice for a total settlement of $1,500 per plaintiff.

In addition to the litigation matters described above, from time to time, we may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. Other than the Securities Litigation, the Berks County Litigation and the Alabama Litigation, we currently are not a party to any material litigation or other legal proceedings, and as of January 31, 2016, we did not have any accrued liabilities recorded for loss contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, began trading on the New York Stock Exchange, or the NYSE under the symbol “OOMA” on July 17, 2015 in connection with the initial public offering of our common stock. Prior to that date, there was no public market for our common stock.

Price Range of Our Common Stock

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as quoted on the NYSE:

	High	Low
Year Ended January 31, 2016
Second Quarter (from July 17, 2015)	$10.95	$10.10
Third Quarter	$11.24	$6.57
Fourth Quarter	$8.17	$5.93

On January 31, 2016, the closing price of our common stock on the NYSE was $6.79 per share.

Holders of Record

As of March 31, 2016, there were approximately 142 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Ooma, Inc. under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

This performance graph compares the cumulative total return on our common stock with that of the NYSE Composite Index and the NASDAQ Telecommunications Index. The initial public offering price of our common stock was $13.00 per share and the closing price was $10.95 per share on July 17, 2015. This performance graph assumes $100 was invested in the common stock of Ooma Inc. at the closing price of $10.95 per share on July 17, 2015 as required by SEC rules and $100 was invested in each of the NYSE Composite Index and the NASDAQ Telecommunications Index on July 17, 2015.

Company/Index	7/17/15	07/31/15	08/31/15	09/30/15	10/31/15	11/30/15	12/31/15	01/31/16
Ooma, Inc.	100.00	93.61	80.55	63.47	73.61	70.78	57.99	62.01
NYSE Composite	100.00	100.84	94.55	91.26	97.56	97.33	95.01	90.34
NASDAQ Telecommunications	100.00	102.94	95.37	92.30	97.55	95.37	94.27	88.09

Recent Sales of Unregistered Securities

During the year ended January 31, 2016, we issued the following equity securities that were not registered under the Securities Act of 1933, or the “Securities Act”:

In April 2015, we sold 241,469 shares of our Series Beta preferred stock to 16 accredited investors for aggregate gross proceeds of approximately $5.0 million.

In fiscal 2016, under our 2005 Stock Option Plan we granted stock options to purchase an aggregate of 268,748 shares of our common stock with exercise prices ranging from $9.18 to $14.96 per share and 67,305 restricted stock units to our officers, directors and employees.

In fiscal 2016, we issued an aggregate of 44,915 shares of our common stock upon the exercise of options granted under our 2005 Stock Plan at exercise prices ranging from $0.02 to $9.18 per share, for an aggregate consideration of approximately $16,000.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon one or more of Sections 4(a)(2) or 3(a)(9) of the Securities Act, and Regulation D, Regulation S or Rule 701 under the Securities Act as transactions by an issuer in a private offering to certain types of investors, in exempt exchange transactions, in an offshore transaction, or pursuant to benefit plans and contracts relating to compensation, in each case as provided in the applicable statutes, rules and regulations.

Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 (Registration No. 333-204975) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share for an aggregate price of $65.0 million. The underwriters of the offering were Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, JMP Securities LLC, William Blair & Company, LLC and Wunderlich Securities, Inc. We paid the underwriters of our initial public offering an underwriting discount and commission totaling $4.5 million, in addition, we incurred $3.6 million in offering costs. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, was approximately $56.9 million. We used approximately $10.3 million of the proceeds to repay outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock. The remaining proceeds have been invested in money market funds and short-term marketable securities as of January 31, 2016.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended January 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of January 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated financial statements and Supplementary Data”. We derived selected consolidated statement of operations data for the year ended January 31, 2013 and the consolidated balance sheet data as of January 31, 2014 from audited financials not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended January 31,
	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and services	$73,064	$53,828	$35,377	$24,107
Product and other	15,711	18,373	18,288	15,126
Total revenue	88,775	72,201	53,665	39,233
Cost of revenue:
Subscription and services	25,715	18,284	15,894	13,899
Product and other	16,150	18,440	15,573	11,590
Total cost of revenue (1)	41,865	36,724	31,467	25,489
Gross profit	46,910	35,477	22,198	13,744
Operating expenses:
Sales and marketing (1)	28,534	22,276	13,192	7,471
Research and development (1)	18,502	12,290	7,888	7,023
General and administrative (1)	12,561	6,650	2,573	2,508
Total operating expenses	59,597	41,216	23,653	17,002
Operating loss	(12,687)	(5,739)	(1,455)	(3,258)
Other expense:
Interest expense, net	(881)	(323)	(269)	(550)
Change in fair value of warrants	(442)	(795)	(250)	153
Other expense	(42)	(55)	(26)	(8)
Loss before income taxes	(14,052)	(6,912)	(2,000)	(3,663)
Income tax benefit	—	502	—	—
Net loss	$(14,052)	$(6,410)	$(2,000)	$(3,663)
Net loss per share of common stock:
Basic and diluted	$(1.38)	$(2.81)	$(1.18)	$(3.54)
Weighted-average number of shares used in per share amounts:
Basic and diluted	10,173,095	2,284,241	1,688,846	1,035,957

(1)	Stock-based compensation expense is included in our results of operations as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014	2013
Total cost of revenue	$437	$36	$7	$11
Sales and marketing	611	41	6	1
Research and development	1,683	169	26	50
General and administrative	1,922	180	33	111
Total	$4,653	$426	$72	$173

	As of January 31,
	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,413	$9,133	$6,364
Short-term investments	27,991	—	—
Working capital (deficit)	35,891	(5,863)	(6,959)
Total assets	76,536	31,277	17,716
Convertible preferred stock warrant liability, current and non-current	—	1,217	361
Debt and lease obligations, current and non-current	632	11,960	2,415
Deferred revenue, current and non-current	15,072	14,383	10,356
Total liabilities	33,646	42,785	24,034
Convertible preferred stock (1)	—	33,637	33,541
Total stockholders' equity (deficit)	42,890	(45,145)	(39,859)

(1)	All of the outstanding convertible preferred stock was converted to common stock following the close of the Company’s initial public offering in July 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2014 as fiscal 2014, our fiscal year ended January 31, 2015 as fiscal 2015, and our fiscal year ended January 31, 2016 as fiscal 2016. All other references to years are references to calendar years.

Overview

Ooma is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. Our unique hybrid SaaS platform, consisting of our proprietary cloud, on-premise appliances, mobile applications, and end-point devices, provides the connectivity and functionality that power our solutions. Our communications solutions deliver our proprietary HD voice quality, advanced features, and integration with mobile devices, at extremely competitive pricing and value. Our platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. Our platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security, and networking infrastructure applications to our users.

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

We generate our subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services. We have experienced significant revenue and user growth in recent periods, growing our core users from approximately 481,000 as of January 31, 2014 to approximately 800,000 as of January 31, 2016, representing a compound annual growth rate of approximately 29%. We define core users as the number of home user accounts, office user extensions and standalone Business Promoter accounts, which means Business Promoter users who do not subscribe to any other services from us. We derive our subscription and services revenue primarily from recurring monthly and annual payments related to our services, such as Ooma Office services, Ooma Basic and Premier, international calling plans and other subscriptions. Our subscription and services revenue also includes revenue generated from payments for qualified lead generation, pre-paid minutes for international calling and directory assistance, and the display of advertisements through our Talkatone mobile app. We believe that our recurring subscription and services revenue is reliable and predictable, and provides us with visibility into our near-term results. Our subscription and services revenue has increased as a percentage of our total revenue in recent periods, from 66% for fiscal 2014 to 82% for fiscal 2016. We expect our subscription and services revenue to continue increasing as a percentage of our total revenue for the foreseeable future as we continue to add new users, retain a high proportion of our existing user base and introduce subscriptions to new connected services.

We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service. Our product and other revenue has decreased as a percentage of our total revenue in recent periods, from 34% for fiscal 2014 to 18% for fiscal 2016. We expect our product and other revenue to continue to decrease as a percentage of our total revenue for the foreseeable future.

We believe that our integrated multi-channel sales and marketing strategy enables us to effectively grow our sales at a relatively low cost of customer acquisition. Our sales and marketing strategy utilizes multiple retail and online channels, our direct sales organization, and select reseller partners. We support our retail, online and direct sales channels through a combination of television, print and online advertising that builds brand awareness amongst small business, home and mobile customers. We maintain retail channel relationships with online and traditional retailers in the U.S. and Canada, including national retailers such as Amazon.com, Best Buy, Costco.com, Staples, OfficeMax, and Walmart and various regional retailers.

We have experienced significant growth in recent periods, with total revenues of $88.8 million, $72.2 million and $53.7 million in fiscal years 2016, 2015 and 2014, respectively, generating year-over-year increases of 23% and 35%, respectively. We have made significant investments in research and development, brand marketing and channel development and incurred net losses of $14.1 million, $6.4 million and $2.0 million, in fiscal years 2016, 2015 and 2014, respectively.

Key Factors Affecting Our Performance

Our historical financial performance and key business metrics have been, and we expect that our financial performance and key business metrics in the future will be, primarily driven by the following factors.

•	Core user growth. Our core user growth is a key indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue.
•

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Small Business customers than Ooma Residential customers, which is driven in part by the failure rate of small businesses. Accordingly, if sales of Ooma Small Business products increase relative to sales of Ooma Residential products, we expect that our overall core user churn rate will increase.

•

Growth in additional services. We believe that there is a significant opportunity for us to increase the additional subscription services that our customers purchase from us. Customers who purchase additional subscription services from us generate more value to us over the life of our customer relationship. In order to drive adoption of additional subscription services, we will need to continually add valuable new features to our existing solutions and develop new connected services.

•

Investing in growth. We intend to continue focusing on long-term revenue growth. We believe that our market opportunity is large and we intend to continue investing in sales and marketing to grow our user base. We also expect to continue investing in research and development to enhance our platform and develop additional connected services. We also may acquire complementary technologies or additional connected services. To support our expected growth and our operation as a public company, we intend to invest in other operational and administrative functions.

Key Business Metrics

We regularly review a number of metrics, including the following key business metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Core Users

We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of home user accounts, office user extensions and standalone Business Promoter accounts, which means Business Promoter users who do not subscribe to any other services from us. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them. The increase in our core users was primarily due to the increases in our Ooma Residential and Small Business customers.

	As of January 31,
	2016	2015	2014
Core Users	800,000	645,000	481,000

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. We calculate our AERR as of the end of a quarter by dividing our recurring revenue (which is defined as total subscription and service revenue, excluding Talkatone revenue) for a quarter by the average of the number of core users at the beginning and end of that quarter, and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. We have generally experienced a year over year increase in AERR due to an increase in our recurring revenue per user and an increase in the number of core users.

	As of January 31,
	2016	2015	2014
	(in thousands)
Annualized Exit Recurring Revenue	$76,938	$61,907	$42,308

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users, or our annual net dollar retention rate, provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base. Our annual net dollar retention rate measures the percentage year-over-year change in our recurring revenue (which is defined as total subscription and service revenue, excluding Talkatone revenue) for the period per core user, which is then adjusted by factoring in the percentage of our core users we have retained during the same period. Our annual net dollar retention rate is affected by changes in average amounts that our core users pay to us, fluctuations in the number of our core users, and our core user churn rate.

We calculate our annual net dollar subscription retention rate for our core users by multiplying:

(i)	our year-over-year percentage change in annual recurring revenue per core user, which is calculated by:
•	determining the annual recurring revenue per core user by dividing annual recurring revenue for the period ended by the number of core users at the end of that particular period; and
•

calculating the year-over-year percentage change in annual recurring revenue per core user by dividing the current period recurring revenue per core user by the annual recurring revenue per core user for the same period in the prior year.

by:

(ii)	our core user annual retention rate, which is calculated by:
•

determining our core user churn, by identifying the number of paying core users who terminate service during a month, excluding infant churn, which we define as office extensions and home users who terminate service prior to the end of the second full calendar month after their activation date;

•	calculating our monthly churn rate by dividing our churn in a month by the number of core users at the beginning of that month; and
•	calculating our annual retention rate as one minus the sum of our monthly churn rates for the preceding 12-month period.

	As of January 31,
	2016	2015	2014
Annual Net Dollar Subscription Retention Rate	94%	102%	102%

Net Dollar Subscription Retention Rate decreased year-over-year primarily due to lower growth in average revenue per user on a year-over-year basis.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaning comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest expense, net and other expense, write-off of non-cash deferred debt issuance costs, depreciation and amortization, stock-based compensation, benefit from income tax, change in the fair value of our warrants and change in fair value of our acquisition-related contingent consideration. The following table provides a reconciliation of net loss to Adjusted EBITDA as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(14,052)	$(6,410)	$(2,000)
Reconciling items:
Interest expense, net and other expense	591	378	295
Write-off of non-cash deferred debt issuance costs	332	—	—
Depreciation and amortization	1,410	896	787
Amortization of intangibles	393	306	151
Stock - based compensation expense	4,653	426	72
Income tax benefit	—	(502)	—
Change in fair value of warrant liability	442	795	250
Change in fair value of acquisition-related contingent consideration	(281)	656	—
Adjusted EBITDA	$(6,512)	$(3,455)	$(445)

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

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to generally increase as a percentage of total revenue, as we continue to grow our user base.

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to decline in absolute dollars and to decrease as a percentage of total revenue, as we expect to continue to sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform.

Cost of Revenue

Our cost of revenue consists of the cost of our subscription and services revenue and the cost of our product and other revenue.

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

Gross Margin

Our gross margin consists of our subscription and services gross margin and our product and other gross margin.

Subscription and services gross margin. Subscription and services gross margin, which we define as subscription and services revenue minus cost of subscription and services revenue expressed as a percentage of subscription and services revenue, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and customer support function to support our growth and maintain quality of service and security. We expect our subscription and services gross margin to increase over the long term as users adopt additional connected services we introduce in the future, although our subscription and services gross margin may fluctuate from period to period depending on the interplay of all of these factors.

Product and other gross margin. Product and other gross margin, which we define as product and other revenue minus cost of product and other revenue expressed as a percentage of product and other revenue, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform. We therefore expect our product and other gross margin to be slightly negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than our product and other gross margin. As a result, any significant change in the mix between subscription and services revenue and product and other revenue will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise appliances, we would expect our total gross margin to decline.

Operating Expenses

We classify our operating expenses as sales and marketing expenses, research and development expenses, and general and administrative expenses.

Sales and marketing expenses. Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue increasing in absolute dollars as we continue to actively grow our core users, but going forward we expect sales and marketing expenses to remain consistent as a percentage of total revenue.

In fiscal 2016, we increased our sales and marketing expenditures associated with our Ooma Office appliance and services as a percentage of our total sales and marketing expenditures. Our average blended sales and marketing expenditures to attract a new customer increased as we focused on acquiring new Ooma Office customers, which in turn caused an increase in our sales and marketing expenses as a percentage of our total revenue. We expect that this increase in sales and marketing expenditures will result in growth of our recurring subscription and services revenue attributable to our Ooma Office service.

Research and development expenses. Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to grow in absolute dollars going forward but remain consistent as a percentage of total revenue.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. We expect our general and administrative expenses to grow going forward but remain consistent as a percentage of total revenue.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Year Ended January 31,
	2016	2015	2014
Revenue:
Subscription and services	$73,064	$53,828	$35,377
Product and other	15,711	18,373	18,288
Total revenue	88,775	72,201	53,665
Cost of revenue:
Subscription and services	25,715	18,284	15,894
Product and other	16,150	18,440	15,573
Total cost of revenue (1)	41,865	36,724	31,467
Gross profit	46,910	35,477	22,198
Operating expenses:
Sales and marketing (1)	28,534	22,276	13,192
Research and development (1)	18,502	12,290	7,888
General and administrative (1)	12,561	6,650	2,573
Total operating expenses	59,597	41,216	23,653
Loss from operations	(12,687)	(5,739)	(1,455)
Interest expense, net	(881)	(323)	(269)
Change in fair value of warrants	(442)	(795)	(250)
Other expense	(42)	(55)	(26)
Loss before income taxes	(14,052)	(6,912)	(2,000)
Income tax benefit	—	502	—
Net loss	$(14,052)	$(6,410)	$(2,000)

(1)	Includes stock-based compensation expense as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Total cost of revenue	$437	$36	$7
Sales and marketing	611	41	6
Research and development	1,683	169	26
General and administrative	1,922	180	33
Total	$4,653	$426	$72

The following table sets forth selected consolidated statements of operations, expressed as a percentage of total revenue, for each of the periods indicated:

	Year Ended January 31,
	2016	2015	2014
Revenue:
Subscription and services	82%	75%	66%
Product and other	18	25	34
Total revenue	100	100	100
Cost of revenue:
Subscription and services	29	25	30
Product and other	18	26	29
Total cost of revenues	47	51	59
Gross profit	53	49	41
Operating expenses:
Sales and marketing	32	31	25
Research and development	21	17	14
General and administrative	14	9	5
Total operating expenses	67	57	44
Loss from operations	(14)	(8)	(3)
Interest expense, net	(1)	—	(1)
Change in fair value of warrants	—	(2)	—
Other expense	—	—	—
Loss before income taxes	(15)	(10)	(4)
Income tax benefit	—	1	—
Net loss	(15)%	(9)%	(4)%

Consolidated Statement of Operations:

Comparison of years ended January 31, 2016 and 2015 (in thousands):

Revenue

	Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Revenue:
Subscription and services	$73,064	$53,828	$19,236	36%
Product and other	15,711	18,373	(2,662)	(14%)
Total revenue	$88,775	$72,201	$16,574	23%

Percentage of revenue:
Subscription and services	82%	75%
Product and other	18%	25%
Total	100%	100%

Our subscription and services revenue increased by $19.2 million, primarily due to a 24% growth in our core users, which increased to approximately 800,000 as of January 31, 2016 from approximately 645,000 core users as of January 31, 2015. In addition to the increase in our core users, our average annual subscription and services revenue per core user increased year-over-year.

Our product and other revenue decreased by $2.7 million due to a decrease in sales of our on-premise appliances and end-point devices in fiscal 2016 as compared to fiscal 2015. In fiscal 2015, we experienced a large, non-recurring order by one of our reseller partners, which was not repeated by that partner in fiscal 2016 and was the primary driver for the decrease in product revenue. In addition, the decrease in product and other revenue was also due to lower average selling prices as we continued to sell our on-premise appliances at an attractive price point to facilitate the adoption of our platform.

Cost of Revenue and Gross Margin

	Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Cost of Revenue:
Subscription and services	$25,715	$18,284	$7,431	41%
Product and other	16,150	18,440	(2,290)	(12%)
Total cost of revenue	$41,865	$36,724	$5,141	14%
Gross profit:
Subscription and services	$47,349	$35,544	$11,805	33%
Product and other	(439)	(67)	(372)	555%
Total	$46,910	$35,477	$11,433	32%
Gross margin:
Subscription and services	65%	66%
Product and other	(3%)	—
Total	53%	49%

Total gross margin increased to 53% for fiscal 2016 from 49% for fiscal 2015 primarily due to higher growth of subscription and other services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $11.4 million for fiscal 2016, as compared to fiscal 2015, due to an increase in subscription and services gross profit of $11.8 million, which was offset in part by a decrease in product and other gross profit of $0.4 million.

The increase in cost of subscription and services revenue of $7.4 million was primarily attributable to an increase in personnel and consultant costs of $2.6 million as we increased headcount to support our growth, an increase in telecommunication provider fees and hosting and bandwidth fees of $2.1 million, an increase in information technology and facilities costs allocation of $1.1 million due to additional facilities leased during the year to support growth, an increase in credit processing fees of $0.7 million and an increase in stock-based compensation of $0.3 million.

The decrease in cost of product and other revenue of $2.3 million was primarily attributable to a $2.1 million decrease in the product costs which was due to a decrease in the number of units sold and in part also attributable to a decrease in the manufacturing costs of our on-premise appliances with our contract manufacturers as well as a decrease in freight costs of $0.3 million. The decrease in the product and other costs was offset in part by an increase of $0.3 million in personnel and consulting related costs.

Operating expenses

	Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Sales and marketing	$28,534	$22,276	$6,258	28%
Research and development	18,502	12,290	6,212	51%
General and administrative	12,561	6,650	5,911	89%
Total operating expenses	$59,597	$41,216	$18,381	45%

The increase in sales and marketing expenses of $6.3 million was attributable due to an increase in advertising and marketing expenses of $2.0 million, as we expanded customer and partner programs and lead generation activities, an increase in personnel-related costs of $1.7 million as we increased sales and marketing headcount to support growth and an increase in consulting costs of $1.3 million to supplement our direct sales team. The increase was also attributable to an increase in facilities-related costs of $0.6 million and an increase in stock-based compensation of $0.6 million.

The increase in research and development expenses of $6.2 million was primarily attributable to an increase in personnel-related costs of $3.1 million due to an increased headcount, an increase in stock-based compensation of $1.5 million, an increase in consulting costs of $1.0 million and an increase in facilities-related costs of $0.3 million.

The increase in general and administrative expenses of $5.9 million was primarily attributable to an increase in personnel and consultant related costs of $2.8 million due to an increased headcount, an increase in stock-based compensation of $1.7 million and an increase in professional services fees of $1.3 million to support the growth of our business and in preparing to be and subsequently becoming a publicly held company.

Other expense, net

	Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Interest expense, net	$(881)	$(323)	$(558)	173%
Change in fair value of warrants	(442)	(795)	353	(44%)
Other expense	(42)	(55)	13	NM*
Total other expense, net	$(1,365)	$(1,173)	$(192)

* Not meaningful

Interest expense increased by $0.6 million due to the increase in our outstanding debt in the later part of fiscal 2015. Included in interest expense was $0.3 million of non-cash deferred issuance costs that was written-off due to the repayment of all outstanding debt in July 2015.

The change in fair value of the convertible preferred stock warrants of $0.4 million resulted from an expense associated with the change in fair value of convertible preferred stock warrants, which resulted from a change in the fair value of the warrants period over period. On the closing of our initial public offering, the warrants to purchase preferred stock were either exercised and converted to common stock or converted to common warrants to purchase common stock or settled in cash. We reclassified the fair value of the warrants from liabilities to additional paid-in capital and ceased to record any additional fair value adjustments.

Income Tax Benefit

	Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Income tax benefit	$—	$502	$(502)	NM*

* Not meaningful

In fiscal 2015, we acquired Talkatone, Inc., or Talkatone, a privately held provider of telephony and texting services over Wi-Fi networks. We recorded a tax benefit of $0.5 million arising from the release of deferred tax valuation allowances subsequent to the acquisition of Talkatone. The release of the valuation allowances was triggered by the recognition of $0.5 million of net deferred tax liabilities that were primarily related to the acquired intangible assets and R&D credits recorded upon the acquisition of Talkatone.

Comparison of years ended January 31, 2015 and 2014 (in thousands):

Revenue

	Year Ended January 31,		2015 to 2014
	2015	2014	$ Change	% Change
Revenue:
Subscription and services	$53,828	$35,377	$18,451	52%
Product and other	18,373	18,288	85	—
Total revenue	$72,201	$53,665	$18,536	35%

Percentage of revenue:
Subscription and services	75%	66%
Product and other	25%	34%
Total	100%	100%

Our subscription and services revenue increased by $18.5 million, primarily due to growth in our subscriber base, which increased to approximately 645,000 core users as of January 31, 2015 from approximately 481,000 core users as of January 31, 2014. In addition to the increase in our core users, our average annual subscription and services revenue per core user, excluding revenue from Talkatone, increased year-over-year.

Our product and other revenue increased by $0.1 million due to increased sales of our on-premise appliances, end-point devices and porting fees to enable customers to transfer their existing phone numbers. During fiscal 2015, we had an increase in the number of units sold due to a non-recurring sale of units to a reseller partner, excluding the non-recurring sale to the reseller partner we experienced an increase in the total units sold. This increase was offset by a lower average price per unit sold during the period, as compared to fiscal 2014.

Cost of Revenue and Gross Margin

	Year Ended January 31,		2015 to 2014
	2015	2014	$ Change	% Change
Cost of Revenue:
Subscription and services	$18,284	$15,894	$2,390	15%
Product and other	18,440	15,573	2,867	18%
Total cost of revenue	$36,724	$31,467	$5,257	17%
Gross profit:
Subscription and services	$35,544	$19,483	$16,061	82%
Product and other	(67)	2,715	(2,782)	(102%)
Total	$35,477	$22,198	$13,279	60%
Gross margin:
Subscription and services	66%	55%
Product and other	—	15%
Total	49%	41%

Total gross margin increased to 49% for fiscal 2015 from 41% for fiscal 2014 primarily due to higher proportionate growth of subscription and other services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $13.3 million for fiscal 2015, as compared to fiscal 2014, due to an increase in subscription and services gross profit of $16.1 million, which was offset in part by a decrease in product and other gross profit of $2.8 million.

The increase in cost of subscription and services revenue of $2.4 million was primarily due to an increase in personnel and consultant related costs of $1.3 million as we increased headcount to support our growth, an increase in telecommunication provider fees of $0.6 million and an increase in credit processing fees of $0.3 million.

The increase of $2.9 million in cost of product and other revenue was primarily due to a $1.4 million increase in the product cost of our on-premise appliances due to the increase in units sold, an increase in shipping costs of $0.4 million and an increase in personnel and consulting related costs by $0.3 million. In addition, the increase was due to an increase in scrap of obsolete inventory and internal usage of product by $0.3 million.

Operating expenses

	Year Ended January 31,		2015 to 2014
	2015	2014	$ Change	% Change
Sales and marketing	$22,276	$13,192	$9,084	69%
Research and development	12,290	7,888	4,402	56%
General and administrative	6,650	2,573	4,077	158%
Total operating expenses	$41,216	$23,653	$17,563	74%

The increase in sales and marketing expenses was $9.1 million, primarily due to an increase in advertising and marketing expenses of $6.9 million, as we expanded customer and partner programs and lead generation activities, an increase in personnel- related costs of $1.5 million as we increased sales headcount to support growth, and an increase in consulting costs of $0.4 million to supplement our sales and marketing team. The increase was also attributable to an increase in facilities and travel related costs of $0.2 million.

The increase in research and development expenses was $4.4 million, primarily due to an increase in personnel-related costs of $1.7 million due to an increased headcount, an increase in consulting costs by $1.6 million, an increase in facilities-related costs of $0.5 million and an increase in stock-based compensation of $0.2 million.

The increase in general and administrative expenses increased was $4.1 million, primarily due to an increase in personnel-related costs of $1.9 million, an increase in professional services fees of $1.4 million to supplement our legal, finance and human resources organizations to support our growth, an increase in stock-based compensation of $0.2 million and an increase in the amortization of intangibles of $0.2 million due to our acquisition of Talkatone during fiscal 2015.

Other expense, net

	Year Ended January 31,		2015 to 2014
	2015	2014	$ Change	% Change
Interest expense, net	$(323)	$(269)	$(54)	NM*
Change in fair value of warrants	(795)	(250)	(545)	NM*
Other expense	(55)	(26)	(29)	NM*
Total other expense, net	$(1,173)	$(545)	$(628)

* Not meaningful

The increase of $0.1 million from fiscal 2014 to fiscal 2015 was due to additional interest expense incurred during fiscal 2015 as a result of the increase in our outstanding debt.

The change in fair value of the convertible preferred stock warrants of $0.5 million resulted from an increase in expense associated with the change in fair value of convertible preferred stock warrants, which resulted from a greater proportional increase in the fair value of the warrants period over period.

Non-GAAP Financial Measures

We report all financial information required in accordance with GAAP but we believe that evaluating our ongoing operating results may be difficult to understand if limited to reviewing only GAAP financial measures. Many of our investors have requested that we disclose non-GAAP information because it is useful in understanding our performance as it excludes amounts that many investors feel may obscure our true operating results. Likewise, management uses non-GAAP measures to manage and assess the profitability of our business going forward and does not consider stock-based compensation expense, amortization of intangibles, change in fair value of acquisition-related contingent consideration, change in fair value of warrant liability, write-off of non-cash deferred debt issuance costs and income tax benefit in managing our operations. Specifically, management does not consider these expenses or benefits when developing and monitoring our budgets and spending. As a result, we use calculations of non-GAAP net loss and non-GAAP net loss per share, which exclude these expenses when evaluating our ongoing operations and allocating resources within the organization.

However, non-GAAP metrics are not a measure calculated in accordance with United States generally accepted accounting principles, or GAAP, and should not be considered an alternative to any measures of financial performance calculated and presented in accordance with GAAP.  Other companies may calculate these non-GAAP metrics differently than we do.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Year Ended January
	2016	2015	2014
GAAP Net Loss	$(14,052)	$(6,410)	$(2,000)
Stock-based compensation expense	4,653	426	72
Amortization of intangibles	393	306	151
Change in fair value of acquisition-related contingent consideration	(281)	656	—
Change in fair value of warrant liability	442	795	250
Write-off of non-cash deferred debt issuance costs	332	—	—
Income tax benefit	—	(502)	—
Non-GAAP Net Loss	$(8,513)	$(4,729)	$(1,527)

Basic and Diluted Net Loss per share on a GAAP basis	$(1.38)	$(2.81)	$(1.18)
Stock-based compensation expense	0.46	0.19	0.04
Amortization of intangibles	0.04	0.13	0.09
Change in fair value of acquisition-related contingent consideration	(0.03)	0.29	—
Change in fair value of warrant liability	0.04	0.35	0.15
Write-off of non-cash deferred debt issuance costs	0.03	—	—
Income tax benefit	—	(0.22)	—
Basic and Diluted Net Loss per share on a Non-GAAP basis	$(0.84)	$(2.07)	$(0.90)

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations for each of the eight quarters ended January 31, 2016. In our opinion the data has been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future for a full year or any other period. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	July 31, 2015	April 30, 2015	Jan 31, 2015	Oct 31, 2014	July 31, 2014	April 30, 2014
Revenues:
Subscription and services	$20,569	$19,470	$17,449	$15,576	$15,924	$14,316	$12,702	$10,886
Product and other	3,742	4,006	3,687	4,276	4,990	3,971	3,999	5,413
Total revenues	24,311	23,476	21,136	19,852	20,914	18,287	16,701	16,299
Cost of revenues:
Subscription and services	7,066	6,715	6,310	5,624	5,232	4,830	4,405	3,817
Product and other	4,083	4,277	3,583	4,207	5,830	4,065	3,770	4,775
Total cost of revenues	11,149	10,992	9,893	9,831	11,062	8,895	8,175	8,592
Gross profit	13,162	12,484	11,243	10,021	9,852	9,392	8,526	7,707
Operating expenses:
Sales and marketing	8,287	7,539	6,813	5,895	6,758	5,958	5,830	3,730
Research and development	5,173	4,948	4,284	4,097	3,694	3,365	2,930	2,301
General and administrative	2,895	3,499	3,206	2,961	2,867	1,565	1,288	930
Total operating expenses	16,355	15,986	14,303	12,953	13,319	10,888	10,048	6,961
(Loss) income from operations	(3,193)	(3,502)	(3,060)	(2,932)	(3,467)	(1,496)	(1,522)	746
Other (expense) income:
Interest income (expense), net	21	(10)	(607)	(285)	(158)	(61)	(51)	(53)
Change in fair value of warrants	—	—	274	(716)	(429)	(151)	(31)	(184)
Other (expense) income, net	(11)	(19)	(10)	(2)	(35)	(11)	1	(10)
Other income (expense)	10	(29)	(343)	(1,003)	(622)	(223)	(81)	(247)
(Loss) income before income taxes	(3,183)	(3,531)	(3,403)	(3,935)	(4,089)	(1,719)	(1,603)	499
Income tax benefit	—	—	—	—	—	—	502	—
Net (loss) income	$(3,183)	$(3,531)	$(3,403)	$(3,935)	$(4,089)	$(1,719)	$(1,101)	$499

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Three Months Ended
	Jan 31, 2016	Oct 31, 2015	July 31, 2015	April 30, 2015	Jan 31, 2015	Oct 31, 2014	July 31, 2014	April 30, 2014
Revenues:
Subscription and services	85%	83%	83%	78%	76%	78%	76%	67%
Product and other	15	17	17	22	24	22	24	33
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Subscription and services	29	29	30	28	25	26	26	24
Product and other	17	18	17	21	28	22	23	29
Total cost of revenues	46	47	47	49	53	48	49	53
Gross profit	54	53	53	51	47	52	51	47
Operating expenses:
Sales and marketing	34	32	32	30	32	33	35	23
Research and development	21	21	20	21	18	18	18	14
General and administrative	12	15	15	15	14	9	8	6
Total operating expenses	67	68	67	66	64	60	61	43
(Loss) income from operations	(13)	(15)	(14)	(15)	(17)	(8)	(10)	4
Other (expense) income:
Interest (expense), net	—	—	(3)	(1)	(1)	—	—	—
Change in fair value of warrants	—	—	1	(4)	(2)	(1)	—	(1)
Other (expense) income, net	—	—	—	—	—	—	—	—
Other income (expense)	—	—	(2)	(5)	(3)	(1)	—	(1)
(Loss) income before income taxes	(13)	(15)	(16)	(20)	(20)	(9)	(10)	3
Income tax benefit	—	—	—	—	—	—	3	—
Net (loss) income	(13)%	(15)%	(16)%	(20)%	(20)%	(9)%	(7)%	3%

Quarterly Trends

Revenue

The decrease in subscription and services revenue during the first quarter of fiscal 2016 was due to the loss of a major contract with a digital agency in February 2015, which resulted in a reduction in revenue of our Business Promoter service during that quarter, offset in part by revenue from additional core users during the period. Our subscription and service revenue has generally grown quarter-over-quarter primarily due to an increase in core users, which includes residential user accounts, office user extensions and standalone Business Promoter accounts. Product revenue as a percentage of total revenue decreased for all quarters, product revenue as a percentage of total revenue has declined as continued growth in our subscriber base has the effect of increasing subscription and service revenue as a percentage of total revenue. The exception was the fourth quarter of fiscal 2015, as we experienced a large non-recurring order by one of our reseller partners, which was the primary driver for the increase in product revenue quarter-over-quarter. During the second and third quarters of fiscal 2015, we experienced a decrease in product revenue quarter-over-quarter as we transitioned to an updated version of residential products and also as the purchases by one of our reseller partners decreased. During the second and third quarter of fiscal 2016, we experienced a decrease in product revenue because of a decrease in the average selling price per unit as we offered our on-premise appliances at an attractive price point. We believe that comparisons of our quarterly year-over-year product revenue are more meaningful than comparisons of our quarterly sequential product revenue due to factors such as seasonality and the timing of product purchases by our reseller partners.

Gross Profit and Gross Margin

Our gross profit has increased quarter-over-quarter in absolute dollars and our gross margin has ranged from 47% to 54% during the periods presented. The gross margin for the fourth quarter of fiscal 2015 decreased due to lower product margins associated with sales to one of our reseller partners and to an increase in period costs due to higher personnel costs and freight charges.

Operating Expenses

Operating expenses are primarily driven by headcount and headcount-related expenses, including stock-based compensation expenses, consultant expenses, and also due to sales and marketing initiatives. Quarterly operating expenses in absolute dollars generally increased sequentially for all the periods presented, except for the first quarter of fiscal 2016, due to reduced tradeshow costs. The quarterly increase in operating expenses is primarily due to an increase in headcount, consultants, and marketing and advertising expenses associated with our efforts to increase product sales and our overall subscriber base

Our sales and marketing expenses in absolute dollars continued to increase due to the increase in the advertising and tradeshow related expenses associated with increasing our brand awareness. We experienced some seasonality in the sales and marketing costs, which is dependent on the timing of the tradeshows and the holiday season.

Our research and development expenses in absolute dollars increased consistently quarter-over-quarter. The quarterly increases were due to an increase in headcount and consultant-related expenses to support growth in the business. We also experienced an increase in the expenses starting the second quarter of fiscal 2015 due to our acquisition of Talkatone in May 2014.

Our general and administrative expenses in absolute dollars have increased primarily due to an increase in headcount and an increase in professional services associated with our growth and in preparation of our initial public offering and subsequently becoming a public company. During the fourth quarter of fiscal 2016, we experienced a reduction in the general and administrative expense due to the fair value remeasurement of acquisition related earn-out provisions for Talkatone.

Liquidity and Capital Resources

As of January 31, 2016 we had $55.4 million of cash and cash equivalents and short-term investments. To date we have funded our operations through sales to our customers, proceeds from issuance of common stock in the initial public offering, borrowings under the credit facilities and issuance of convertible preferred stock. In April 2015, we raised $5.0 million in proceeds from the sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold five million shares at $13.00 per share which resulted in net proceeds of $56.9 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.6 million in offering costs, all of which was paid as of January 31, 2016. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock.

We believe that our existing cash and cash equivalents, short-term investments and $12.0 million funds available under our existing Revolver Agreement will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Year Ended January 31,
	2016	2015	2014
Net cash (used in) provided by operating activities	$(470)	$(4,067)	$2,222
Net cash used in investing activities	(30,962)	(1,858)	(898)
Net cash provided by (used in) financing activities	49,712	8,694	(1,264)
Net increase in cash and cash equivalents	$18,280	$2,769	$60

	Year Ended January 31,
	2016	2015	2014
Net loss	$(14,052)	$(6,410)	$(2,000)
Add back non-cash charges	7,013	2,634	1,372
Net loss before non-cash charges	(7,039)	(3,776)	(628)
Decrease (increase) in inventories	3,070	(3,206)	(991)
Decrease (increase) in deferred inventory costs	235	(751)	(156)
Increase in accounts payable and accrued expenses	4,392	1,212	2,851
Increase in accounts receivable	(1,215)	(2,095)	(597)
Increase in deferred revenue	689	4,014	1,874
Others	(602)	535	(131)
Net cash (used in) provided by operating activities	$(470)	$(4,067)	$2,222

For the fiscal year ended January 31, 2016, our net loss of $14.1 million included non-cash charges of $7.0 million primarily related to $4.7 million of stock-based compensation; $1.8 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.2 million of expense due to change in fair value of preferred warrant liability and acquisition-related contingent consideration. Operating asset and liability changes for the fiscal year ended January 31, 2016 included:

•	a decrease of $3.1 million in inventory primarily due to usage of raw material and finished goods
•	a decrease of $0.2 million of deferred inventory costs due to lower inventory levels at channel partners
•	an increase of $4.4 million of accounts payable and accrued liabilities due to the timing of payments and invoices primarily in advertising expenses
•	an increase of $1.2 million in accounts receivable primarily due to the timing of billings to our channel partners and also due to increase in receivables related to services
•

an increase of $0.7 million in deferred revenue resulting from an increase of $2.1 million increase in deferred revenue from subscription and other services due to an increase in core users primarily in part driven by the growth in the premium users offset in part by a decrease of $1.4 million in deferred product revenue associated with lower inventory levels at channel partners.

For the fiscal year ended January 31, 2015, our net loss of $6.4 million included non-cash charges of $2.6 million primarily related to $1.2 million of depreciation and amortization expense, $1.5 million of expense due to change in fair value of preferred warrant liability and acquisition-related earn out, $0.4 million of stock-based compensation offset by $0.5 million in income tax benefit due to the acquisition of Talkatone, Inc. Operating asset and liability changes for the fiscal year ended January 31, 2015 included:

•	an increase of $3.2 million in our raw material and finished goods inventory to scale our business
•	an increase of $0.8 million in deferred inventory costs due to increased inventory levels at our channel partners
•	an increase of $1.2 million of accounts payable and accrued liabilities due to the timing of payments
•	an increase of $2.1 million in accounts receivable due to the timing of shipments and billings to our channel partners and also due to increase in receivables related to services
•

an increase of $4.0 million in deferred revenue primarily due to an increase of $1.9 million of deferred product revenue associated with increased inventory levels at our channel partners and $2.1 million increase in deferred revenue from subscription and other services due to an increase in our core users primarily driven by growth in our premium users

For the fiscal year ended January 31, 2014, our net loss of $2.0 million included non-cash charges of $1.4 million primarily related to $0.9 million of depreciation and amortization expense, $0.3 million of expense due to change in fair value of preferred warrant liability and $0.1 million of stock-based compensation. Operating asset and liability changes for the fiscal year ended January 31, 2014 included:

•	an increase of $1.0 million in our raw material and finished goods inventory to scale our business
•	an increase of $0.2 million in deferred inventory costs due to increased inventory levels at our channel partners
•	an increase of $2.9 million of accounts payable and accrued liabilities due to the timing of payments
•	an increase of $0.6 million in accounts receivable due to the timing of shipments and billings to our channel partners
•

an increase of $1.9 million in deferred revenue primarily due to an increase of $0.3 million of deferred product revenue associated with increased inventory levels at our channel partners and $1.6 million increase in deferred revenue from subscription and other services due to an increase in our core users primarily driven by growth in our premium users

Net Cash Used in Investing Activities

Our investing activities include purchases of short-term investments, business acquisitions and capital expenditures for property and equipment purchases. Our capital expenditures have primarily been for general business purposes, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

During the fiscal year ended January 31, 2016 we used $28.1 million for purchase of short-term investments and $2.9 million in investing activities for the purchase of property and equipment.

During the fiscal year ended January 31, 2015 we used $1.2 million in investing activities primarily for the purchase of property and equipment and $0.7 million in connection with a business acquisition.

During the fiscal year ended January 31, 2014 we used $0.9 million in investing activities, which included $0.8 million for the purchase of property and equipment and $0.1 million in connection with purchase of licenses and patents.

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

During fiscal 2016, financing activities provided $49.7 million of cash. During fiscal 2016, we generated net cash proceeds of $57.0 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $4.5 million and offering costs of $3.6 million, all of which were paid as of January 31, 2016. Cash provided from financing activities also included $5.0 million from issuance of Series Beta preferred stock and $0.2 million in proceeds from the exercise of options and warrants and issuance of common stock under employee stock purchase offset by repayment of $11.6 million of outstanding debt, payment of $0.6 million of preferred warrant liability and payment of $0.3 million of acquisition-related earn-out.

During fiscal 2015, we had net proceeds of $8.7 million from financing activities, primarily due to $9.9 million from borrowings under our credit facility and $0.4 million from our issuance of common stock in connection with employee stock option exercises, offset by $1.5 million in repayment of debt and capital leases, and payment of $0.1 million in deferred offering costs.

During fiscal 2014, we used approximately $1.3 million of cash in financing activities, primarily due to repayment of our outstanding debt.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of January 31, 2016 (in thousands):

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$653	$653	$—	$—	$—
Operating lease obligations	3,268	1,802	1,466	—	—
Total	$3,921	$2,455	$1,466	$—	$—

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements. Capital lease obligations represent our obligation to make payments for equipment that we have leased and operating lease obligations represent our obligations to make payments under the lease agreements for our facilities. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

As of January 31, 2016, non-cancelable purchase commitments with our contract manufacturers were $0.7 million.

As of January 31, 2016, we had no tax liabilities related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements for a description of our other significant accounting policies.

Revenue Recognition

We derive revenue from two sources: (1) subscription and services revenue, which is generated from the sale of subscription plans and other services; and (2) product and other revenue. Products and services are sold directly to end-customers via our website and through distributors and retailers.

We recognize revenue when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred;
•	collection of the fees is reasonably assured and
•	the fee is fixed or determinable

Subscription and Services Revenue

We generate subscription and services revenue by selling subscriptions for communications solutions, as well as other connected services. Subscription revenue is derived primarily from recurring monthly and annual payments related to service plans such as Ooma Office, Ooma Basic and Premier, international calling plans, and other subscriptions. Subscription revenue is recognized on a straight-line basis over the applicable contractual service term. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international calling and directory assistance, which are recognized based on actual usage. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We recognize revenue from mobile advertising on a net basis, because we are not the primary obligor to advertisers.

Deferred revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Our telephony services are sold as monthly or annual subscriptions, payable in advance. We recognize deferred telephony services revenue on a ratable basis over the term of the contract as the services are provided. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified as long-term deferred revenue in other long-term liabilities in our consolidated balance sheets.

Product and Other Revenue

We generate product revenue from the sale of on-premise appliances and end-point devices, including shipping and handling fees. We generate other revenue from porting fees to enable customers to transfer their existing phone numbers. Product and other revenue for direct end-customers is billed to our customer’s credit card at the time an online order is submitted by the customer via our website and is recognized when the product has been shipped to the customer. We also generate product revenue from sales through distributors, retailers and resellers, or our channel partners, which are based on written purchase authorizations. Our distribution agreements with our channel partners typically contain clauses for price protection and rights of return, which results in prices for these transactions not being fixed or determinable, and increases the difficulty of estimating returns from our channel partners. Accordingly, we record shipments to our channel partners, where the right of return exists, as deferred revenue and we defer recognition of revenue on these sales until the title transfers to the end-customer. We assess the ability to collect from our channel partners based on a number of factors, including credit worthiness and payment history of the channel partner. We record revenue net of any sales-related taxes that are billed to our customers.

Substantially all of our arrangements are multiple-element arrangements, which consist of an on-premise appliance and communication services. The arrangement may also contain a bundled end-point device and a subscription plan for communication services. Monthly communication services and end-point devices purchased after the original multi-element arrangement are optional purchases that are accounted for as separate arrangements and are not considered a deliverable in the sale of the on-premise appliance.

We have determined that each unit of accounting has stand-alone value and account for each separately. We allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price of each unit.

 We determine the estimated selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use the best estimate of selling price, or BESP, of each deliverable in its allocation of arrangement consideration. Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of selling price for telephony services and end point devices based on historical standalone sales to customers. In determining VSOE of selling price, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. We do not have VSOE or TPE for our on-premise appliances; we estimate BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

We record reductions to revenue for estimated sales returns from end users and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience. We monitor the accuracy of our sales reserve estimates by reviewing actual returns and credits and adjusts them for future expectations to determine the adequacy of current reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Inventories

Inventories, which consist of raw materials and finished goods, are stated at the lower of cost to purchase or the market value of such inventory. Cost is determined on a first-in, first-out basis.

We regularly review inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. Inventory write downs are recorded for excess and obsolete inventory. We periodically assess the recoverability of all inventory to determine whether write downs for impairment are required. We evaluate the projected future demand as compared to the remaining shelf life and other obsolescence and excess criteria in assessing the recoverability of our inventory. In determining the adequacy of reserves, we analyze the following, among other things:

•	current inventory quantity on hand;
•	product acceptance in the marketplace;
•	customer demand;
•	historical sales;
•	forecast sales:
•	product obsolescence and
•	technological innovations

Any inventory write downs are recorded in cost of goods sold within the consolidated statement of operations during the period in which such write-downs are determined as necessary by management.

If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We recorded inventory write downs of $0.2 million, $0.3 million and $0.1 million for fiscal 2016, 2015 and 2014, respectively.

Stock-Based Compensation

We grant stock-based awards which include stock options and restricted stock units (RSU) under the 2015 Equity Incentive Plan, and purchase rights under the employee stock purchase plan (ESPP). Stock-based compensation expense for all stock-based awards granted to employees is measured at the grant date based on the fair value of the equity award and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period. The forfeiture rate is based on an analysis of our actual historical forfeitures. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each RSU granted is determined using the fair value of our common stock on the date of grant. The fair value of each stock purchase right under our ESPP is calculated based on the closing price of our stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. The Black-Scholes pricing model requires assumptions including the market value of our common stock, expected term of the award, expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield.

Stock-based compensation expense for options granted to non-employees is calculated using the Black-Scholes option-pricing model and is recognized in the consolidated statements of operations over the service period. Compensation expense for non-employee stock options subject to vesting is remeasured as of each reporting date until the stock options are vested, and any change in value, is recognized in the consolidated statement of operations during the period the related services are performed.

We recognize stock-based compensation expense on the straight-line method for our equity awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends.

Pre-IPO Common Stock Valuations

Prior to the IPO, the fair value of the common stock underlying stock options was approved by our board of directors, with input from management. Because we did not have a public market for our common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including valuation of comparable companies, the prices, rights, preferences and privileges of our preferred stock relative to the common stock, our operating and financial performance, our history and the introduction of new products and services,  the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the Company, given prevailing market conditions, any adjustment necessary to recognize a lack of marketability for our common stock, and general U.S. and global capital market conditions. Subsequent to the completion of our IPO in July 2015, the fair value of the common stock underlying stock-based awards is determined based on the closing stock price of our shares on the date of grant.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of January 31, 2016, we have recorded a full valuation allowance against our deferred tax assets.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The standard also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash and cash equivalents and short-term investments of $55.4 million as of January 31, 2016 and $9.1 million in cash and cash equivalents as of January 31, 2015. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. We have invested a portion of our funds in short-term investments that are focused on preservation of capital and supporting our liquidity requirements. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During fiscal 2016 and 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. In July 2015, we repaid the outstanding debt of $10.3 million with the proceeds we received from the IPO and as of January 31, 2016, we did not have any outstanding debt with variable interest rates.

To date, all of our revenue has been denominated in U.S. and Canadian dollars. As a result some of our revenue is subject to fluctuations due to changes in the Canadian dollar relative to the US dollar. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations. To date, foreign currency transaction realized gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. A hypothetical 10% increase or decrease in overall foreign currency rates would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ooma, Inc.

Palo Alto, California

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and its subsidiary (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ooma, Inc. and its subsidiary as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 12, 2016

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$27,413	$9,133
Short-term investments	27,991	—
Accounts receivable, net	5,609	4,394
Inventories	5,011	8,081
Deferred inventory costs	2,013	2,248
Prepaid expenses and other current assets	1,318	945
Total current assets	69,355	24,801
Property and equipment, net	4,291	2,893
Intangible assets, net	885	1,278
Goodwill	1,117	1,117
Other assets	888	1,188
Total assets	$76,536	$31,277
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,786	$3,967
Accrued expenses	13,010	10,313
Short-term capital lease and debt	632	1,562
Convertible preferred stock warrant liability	—	474
Deferred revenue	15,036	14,348
Total current liabilities	33,464	30,664
Long-term debt	—	10,398
Convertible preferred stock warrant liability - noncurrent	—	743
Other long-term liabilities	182	980
Total liabilities	33,646	42,785
Commitments and contingencies (Note 14)
Convertible preferred stock $0.0001 par value: no shares authorized, issued or outstanding on January 31, 2016 and 8,708,333 shares authorized and 8,353,748 shares issued and outstanding on January 31, 2015	—	33,637
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on January 31, 2016; and no shares authorized, issued and outstanding on January 31, 2015	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 16,916,250 shares issued and outstanding on January 31, 2016; and 13,000,000 shares authorized; 2,515,065 share issued and outstanding on January 31, 2015	2	—
Additional paid-in capital	107,679	5,611
Accumulated other comprehensive income	17	—
Accumulated deficit	(64,808)	(50,756)
Total stockholders’ equity (deficit)	42,890	(45,145)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$76,536	$31,277

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue:
Subscription and services	$73,064	$53,828	$35,377
Product and other	15,711	18,373	18,288
Total revenue	88,775	72,201	53,665
Cost of revenue:
Subscription and services	25,715	18,284	15,894
Product and other	16,150	18,440	15,573
Total cost of revenue	41,865	36,724	31,467
Gross profit	46,910	35,477	22,198
Operating expenses:
Sales and marketing	28,534	22,276	13,192
Research and development	18,502	12,290	7,888
General and administrative	12,561	6,650	2,573
Total operating expenses	59,597	41,216	23,653
Loss from operations	(12,687)	(5,739)	(1,455)
Other expense:
Interest expense, net	(881)	(323)	(269)
Change in fair value of warrants	(442)	(795)	(250)
Other expense	(42)	(55)	(26)
Loss before income taxes	(14,052)	(6,912)	(2,000)
Income tax benefit	—	502	—
Net loss	$(14,052)	$(6,410)	$(2,000)
Net loss per share of common stock:
Basic and diluted	$(1.38)	$(2.81)	$(1.18)
Weighted-average number of shares used in per share amounts:
Basic and diluted	10,173,095	2,284,241	1,688,846

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of COMPREHENSIVE lOSS

(Amounts in thousands)

	Year Ended January 31,
	2016	2015	2014
Net Loss	$(14,052)	$(6,410)	$(2,000)
Other comprehensive income, net of tax
Unrealized gain on short-term investment	17	—	—
Comprehensive loss	$(14,035)	$(6,410)	$(2,000)

Ooma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ EQuity (Deficit)

(Amounts in thousands, except share data)

	Series Alpha Convertible Preferred Stock		Series Alpha-1 Convertible Preferred Stock		Series Beta Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity (Deficit)
BALANCE - January 31, 2013	7,848,198	$30,536	485,143	$3,005	—	$—	1,482,122	$—	$4,384	$—	$(42,346)	$(37,962)
Issuance of common stock for stock option exercises	—	—	—	—	—	—	54,228	—	6	—	—	6
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	390,827	—	25	—	—	25
Stock-based compensation	—	—	—	—	—	—	—	—	72	—	—	72
Net loss	—	—	—	—	—	—	—	—	—	—	(2,000)	(2,000)
BALANCE - January 31, 2014	7,848,198	30,536	485,143	3,005	—	—	1,927,177	—	4,487	—	(44,346)	(39,859)
Issuance of common stock for stock option exercises	—	—	—	—	—	—	135,564	—	19	—	—	19
Issuance of preferred stock upon warrant exercise	20,407	96	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	2,326	—	11	—	—	11
Issuance of common stock in conjunction with acquisition	—	—	—	—	—	—	90,246	—	338	—	—	338
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	359,752	—	68	—	—	68
Issuance of common stock warrants in conjunction with debt	—	—	—	—	—	—	—	—	262	—	—	262
Stock-based compensation	—	—	—	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	—	—	—	—	—	—	(6,410)	(6,410)
BALANCE - January 31, 2015	7,868,605	30,632	485,143	3,005	—	—	2,515,065	—	5,611	—	(50,756)	(45,145)
Issuance of Series Beta preferred stock, net	—	—	—	—	241,469	5,000	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(7,868,605)	(30,632)	(485,143)	(3,005)	(241,469)	(5,000)	8,878,857	1	38,636	—	—	38,637
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	5,000,000	1	56,878	—	—	56,879
De-recognition of preferred warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	1,075	—	—	1,075
Issuance of common stock in conjunction with acquisition- related earnout	—	—	—	—	—	—	49,159	—	451	—	—	451
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	327,349	—	154	—	—	154
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	15,569	—	111	—	—	111
Exercise of common stock warrants to common stock	—	—	—	—	—	—	30,573	—	31	—	—	31
Exercise of preferred stock warrants to common stock	—	—	—	—	—	—	16,521	—	13	—	—	13
Issuance of common stock for stock option exercises	—	—	—	—	—	—	83,157	—	66	—	—	66
Stock-based compensation	—	—	—	—	—	—	—	—	4,653	—	—	4,653
Other comprehensive income	—	—	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	(14,052)	(14,052)
BALANCE - January 31, 2016	—	$—	—	$—	—	$—	16,916,250	$2	$107,679	$17	$(64,808)	$42,890

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(14,052)	$(6,410)	$(2,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,653	426	72
Depreciation and amortization	1,410	896	787
Amortization of intangible assets	393	306	151
Deferred income taxes	—	(502)	—
Non-cash interest expense	64	57	65
Write-off of non-cash deferred debt issuance costs	332	—	—
Loss on disposal of equipment	—	—	47
Change in fair value of acquisition related contingent consideration	(281)	656	—
Change in fair value of warrant liability	442	795	250
Changes in operating assets and liabilities:
Accounts receivable, net	(1,215)	(2,095)	(597)
Inventories	3,070	(3,206)	(991)
Deferred inventory costs	235	(751)	(156)
Prepaid expenses and other assets	(470)	331	(150)
Accounts payable and accrued expenses	4,392	1,212	2,851
Other long term liabilities	(132)	204	19
Deferred revenue	689	4,014	1,874
Net cash (used in) provided by operating activities	(470)	(4,067)	2,222

Cash flows from investing activities:
Purchases of short-term investments	(28,078)	—	—
Purchases of property and equipment	(2,884)	(1,186)	(763)
Business acquisition, net of cash assumed	—	(672)	—
Purchases of software license, patents and intangibles	—	—	(135)
Net cash used in investing activities	(30,962)	(1,858)	(898)

Cash flows from financing activities:
Proceeds from initial public offering, net	57,021	(142)	—
Proceeds from Series Beta preferred stock, net	5,000	—	—
Repayment of debt and capital leases	(11,620)	(1,508)	(1,365)
Proceeds from issuance of debt	—	9,921	—
Payment of acquisition related earn-out	(326)	—	—
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	221	423	101
Payment of preferred warrant liability	(584)	—	—
Net cash provided by (used in) financing activities	49,712	8,694	(1,264)
Net increase in cash and cash equivalents	18,280	2,769	60
Cash and cash equivalents at beginning of period	9,133	6,364	6,304
Cash and cash equivalents at end of period	$27,413	$9,133	$6,364

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended January 31,
	2016	2015	2014
Supplemental disclosure of cash flow information
Income taxes paid	$2	$1	$1
Interest paid	$573	$173	$205
Non-cash investing and financing activities:
Conversion of preferred stock to common stock	$38,637	$—	$—
Unpaid offering costs	$—	$351	$—
De-recognition of warrant liability to additional paid-in capital	$1,075	$—	$—
Issuance of warrants in connection with long-term debt	$—	$323	$—
Shares issued as consideration in business acquisition and related earn-out	$451	$338	$—
Purchase of equipment acquired on capital lease	$—	$1,321	$—
Unpaid portion of property and equipment purchases	$78	$162	$152

See notes to consolidated financial statements.

OOMA, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Description of Business—Ooma, Inc. (the “Company”) is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications, and end-point devices, provides the connectivity and functionality that enables solutions. The Company was incorporated in Delaware on November 19, 2003 and is headquartered in Palo Alto, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year End—The last day of Company’s fiscal year is January 31, fiscal year end January 31, 2016 is referred as fiscal 2016, fiscal year end January 31, 2015 is referred as fiscal 2015 and fiscal year end January 31, 2014 is referred as fiscal 2014.

Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, those related to revenue recognition, the allowance for returns, stock-based compensation and warrants, valuation of goodwill and intangible assets, inventory valuation, regulatory fees and indirect tax accruals, and accounting for income taxes, including valuation allowances and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates.

Reverse Stock Split—Effective July 6, 2015, the Company completed a one-for-two reverse stock split, as approved by its Board of Directors (the “Board”). All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Initial Public Offering and Conversion of Preferred Stock

In July 2015, the Company completed its initial public offering (the “IPO”).  As a result, the following transactions were recorded in the Company’s consolidated financial statements as of January 31, 2016:

•

The Company issued 5,000,000 shares of its common stock at the initial public offering price of $13.00 per share. The net proceeds from the sale of the shares was $56.9 million after deducting the underwriters’ discounts and commissions of $4.5 million and $3.6 million of offering expenses.

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

Revenue Recognition—The Company derives revenue from two sources: (1) subscription and services revenue, which are generated from the sale of subscription plans and other services; and (2) product and other revenue. Products and services are sold directly to end-customers via the Company’s website and through distributors and retailers.

The Company recognizes revenue when the following criteria are met:

•	Persuasive evidence of an arrangement exists.
•	Delivery has occurred.
•	Collection of the fees is reasonably assured.
•	The fee is fixed or determinable.

Subscription and Services Revenue

The Company generates subscription and services revenue by selling subscriptions for communications solutions, as well as other connected services. Subscription revenue is derived primarily from recurring monthly and annual payments related to service plans such as Ooma Basic, Ooma Office and Premier, international calling plans, and other subscriptions. Subscription revenue is recognized on a straight-line basis over the contractual service term. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international calls and directory assistance, which are recognized based on actual usage. The Company also earns revenue from the display of advertisements through the Talkatone mobile application, primarily based on advertisement impressions displayed. The Company recognizes revenue from mobile advertising on a net basis, because it is not the primary obligor to advertisers.

Deferred revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. The Company’s telephony services are sold as monthly or annual subscriptions, payable in advance. The Company recognizes deferred telephony services revenue on a ratable basis over the term of the contract as the services are provided. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is not significant and is included in long term liabilities in the consolidated balance sheets.

Product and Other Revenue

The Company generates product revenue from the sale of on-premise appliances and end-point devices, including shipping and handling fees. The Company also generates other revenue from porting fees to enable customers to transfer their existing phone numbers. Product and other revenue for direct end-customers are billed to the customer’s credit card at the time an on-line order is submitted by the customer via the Company’s website and recognized when the product has been shipped to the customer. The Company also generates product revenue from sales through distributors, retailers and resellers (collectively the “channel partners”) which are based on written purchase authorizations. The Company’s distribution agreements with its channel partners typically contain clauses for price protection and rights of return, which result in prices for these transactions not being fixed or determinable and increases the difficulty of estimating returns from the channel partners. Accordingly, the Company records shipments to the channel partners, where the right of return exists, as deferred revenue and defers recognition of revenue on these sales until the title transfers to the end-customer. The Company assesses the ability to collect from its channel partners based on a number of factors, including credit worthiness and payment history of the distributor or retail partner. The Company records revenue net of any sales-related taxes that are billed to its customers.

Substantially all of the Company’s arrangements are multiple-element arrangements, which consist of an on-premise appliance and telephony services. The arrangement may also contain a bundled end-point device and a subscription plan for telephony services. Monthly telephony services and end-point devices purchased after the original multi-element arrangement are optional purchases that are accounted for as separate arrangements and are not considered a deliverable in the sale of the on-premise appliance.

The Company has determined that each unit of accounting has stand-alone value and accounts for each separately. The Company allocates revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price of each unit.

The Company determines the estimated selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses the best estimate of selling price, or BESP, of each deliverable in its allocation of arrangement consideration. Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverable.

The Company determines VSOE of selling price for telephony services and end point devices based on historical standalone sales to customers. In determining VSOE of selling price, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. The Company does not have VSOE or TPE for its on premise appliance and estimates BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

The Company records reductions to revenue for estimated sales returns from end-users and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience. The Company monitors the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for future expectations to determine the adequacy of current reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Cash Equivalents and Short-term investments—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments are classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive income. All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense, net in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

Fair Value of Financial Instruments—The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.

The Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities have carrying amounts which approximate fair value due to the short-term maturity of these instruments.

Segment Reporting—The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in one reportable segment.

The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. Substantially all of the Company’s revenue, based on the customer’s billing address, was derived from customers in the United States for the years ended January 31, 2016, 2015 and 2014.

All of the Company’s long-lived assets were attributable to operations in the United States as of January 31, 2016 and 2015.

Comprehensive Income—The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period resulting from transactions from non-owner sources. During the year ended January 31, 2016 the Company’s other comprehensive income includes unrealized gains, net of $17,000 from its available-for-sale securities that individually are not considered other-than-temporarily impaired. In fiscal 2015 and 2014 the Company did not have any components of comprehensive income (loss), as such the net loss for both fiscal 2015 and 2014 reported equaled the comprehensive loss.

Net Loss per Share of Common Stock—Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. Prior to the completion of the Company’s initial public offering, the Company applied the two-class method for calculating and presenting earnings per share as Series Alpha, Series Alpha -1 and Series Beta convertible preferred stock was considered participating securities due to the rights of cumulative preferred return. The Company’s participating securities did not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. Substantially all of the Company’s cash and cash equivalents and short-term investments are held by financial institutions that management believes are of high-credit quality. Such investments and deposits may, at times, exceed federally insured-limits.

The Company performs credit evaluations of its channel partners’ financial condition and generally does not require collateral for sales made on credit. One customer individually accounted for more than 10% of the Company’s accounts receivable balances at January 31, 2016 and three customers accounted for more than 10% of the Company’s accounts receivable balance at January 31, 2015. The concentration of accounts receivable was as follows:

	As of January 31,
	2016	2015
Customer A	13%	11%
Customer B	*	23%
Customer C	*	10%

*	represents less than 10% during the period

Accounts Receivable and Allowance for Returns—The Company’s receivables are recorded when billed. The carrying value of the accounts receivable, net of the allowance for returns represents their estimated net realizable value. The Company determines allowances for returns based on its historical experience. As of January 31, 2016 and January 31, 2015 the Company had allowances recorded on the consolidated balance sheets of $0 and $0.2 million, respectively.

Inventories—Inventories, which consist of raw materials and finished goods, are stated at the lower of cost to purchase or the market value of such inventory, and include the cost to purchase manufactured products, allocated labor and overhead. Inventory is valued using the first-in, first-out method for all inventories. The Company writes down the inventory value for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions, and establishes a new cost basis for the inventory.

Deferred Inventory Costs—Deferred inventory cost represents the inventory that has been shipped to a channel partner for which the retailer or distributor has a right of return. The cost of the product sold is recognized contemporaneously with the recognition of revenue, when the end customer has purchased the on-premise appliance or end-point device.

Website Development Costs—The Company capitalizes certain costs to develop its websites when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related assets, which approximates two years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized approximately $0.5 million for each of the years ended January 31, 2016 and 2015, respectively.

Property and Equipment—Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, using the straight-line method, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

Goodwill and Intangible Assets—The Company records the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill of $1.1 million was recognized following the acquisition of Talkatone in fiscal 2015. The Company performs an impairment test of its goodwill in the fourth quarter of its fiscal year, or more frequently if indicators of potential impairment arise. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. No impairment has been recognized related to the goodwill balance as of January 31, 2016. The Company records purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from one to seven years.

Impairment of Long-Lived Assets—Long-lived assets, such as property and equipment, capitalized website development costs, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges in any of the periods presented.

Convertible Preferred Stock—The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of stockholders’ equity (deficit) because the shares contained liquidation features that were not solely within the Company’s control. The Company had elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. On the completion of the IPO all shares of the convertible preferred stock were converted to shares of common stock.

Convertible Preferred Stock Warrant Liability—The Company has recorded freestanding warrants to purchase convertible preferred stock as derivative financial liabilities as the terms of the warrants are not fixed due to potential adjustments in the exercise price and the number of shares issuable under the warrants. Some of the warrants issued in connecting with debt financing provided for adjustment of the exercise price and the number of shares upon an equity financing at a lower price and also provided for a contingent cash settlement, both of which preclude equity classification of the warrants.

The convertible preferred stock warrants were initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other expense in the consolidated statements of operations at each period end while such instruments were outstanding and classified as liabilities. The fair value of the convertible preferred stock warrants issued in connection with debt agreements was recorded as a debt discount that was amortized as non-cash interest expense in the consolidated statement of operations over the expected repayment period of the debt agreement. The Company adjusted the liability for changes in fair value until the completion of the IPO in July 2015. Upon conversion of the underlying preferred stock to common stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. The warrant that was subject to contingent cash settlement was settled and the warrant holder was paid $0.6 million.

Shipping and Handling Costs—Shipping and handling costs are expensed as incurred and are included in cost of product and other revenue.

Research and Development—Research and development costs, including new product development, are charged to operating expenses as incurred in the consolidated statements of operations. Such costs included personnel-related costs, including stock-based compensation, supplies, services, depreciation, and allocated facilities costs.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees related to the initial public offering, were capitalized as other assets and offset against initial public offering proceeds upon the completion of the offering. As of January 31, 2015 the Company had capitalized $0.5 million, respectively, of deferred offering costs in other assets on the consolidated balance sheets.

Advertising—The Company expenses all advertising costs as incurred, except for the cost of producing television advertising, which is expensed on the first date of airing. Advertising costs included in sales and marketing expenses were $13.9 million, $14.8 million and $8.9 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Advertising costs incurred by channel partners are recorded as reduction of revenue or expense as incurred. These costs totaled $0.5 million, $0.8 million and $0.6 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation—Stock-based compensation expense is recognized under ASC 718, Compensation—Stock Compensation. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date.

The Company’s stock-based awards include stock options, restricted stock units (RSU) and purchase rights under the employee stock purchase plan (ESPP). Stock-based compensation expense for all stock-based awards granted to employees is measured at the grant date based on the fair value of the equity award and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period. The forfeiture rate is based on an analysis of actual historic forfeitures. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of grant. The fair value of each stock purchase right under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of the Company's common stock, expected term of the award, expected volatility of the price of the Company's common stock, risk-free interest rates, and expected dividend yield.

Stock-based compensation expense for options granted to non-employees is calculated using the Black-Scholes option-pricing model and is recognized in the consolidated statements of operations over the service period. Compensation expense for non-employees stock options subject to vesting is remeasured as of each reporting date until the stock options are vested, and any change in value, if any, is recognized in the consolidated statement of operations during the period the related services are performed.

The Company recognizes stock-based compensation expense on the straight-line method for its equity awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends.

Income Taxes—The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Board (“FASB”) issued accounting standards update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company in the first quarter of fiscal 2020, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. The ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. The Company early adopted ASU 2015-17 as of January 31, 2016 on a prospective basis. The statement of financial position as of January 31, 2016 reflects the classification of deferred tax assets and liabilities as noncurrent. No prior periods were retrospectively adjusted because such an adjustment was not material and does not affect comparability.

In July 2015, the FASB issued ASU No. 2015-11 (ASC 330), Simplifying the Measurement of Inventory. Update No. 2015-11 requires companies to measure inventory using the lower of cost and net realizable value. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (ASC 205), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard with the issuance of by ASU 2015-14, Revenue from Contracts with Customers (ASC 606) Deferral of Effective Date.  As a result, ASU 2014-09 will become effective for the Company in the first quarter of fiscal 2019 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

3. FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,462	$—	$—	$3,462
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$3,462	$3,499	$—	$6,961
Cash				20,452
Total Cash and cash equivalents				$27,413

Short-term investments:
Corporate debt securities	$—	$7,845	$—	$7,845
Commercial paper	—	4,986	—	4,986
U.S. agency securities	—	7,666	—	7,666
U.S. government securities	7,494	—	—	7,494
Total short-term investments	$7,494	$20,497	$—	$27,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$288	$288
Total liabilities	$—	$—	$288	$288

	Balance as of January 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$9,018	$—	$—	$9,018
Total cash equivalents	$9,018	$—	$—	$9,018
Cash				115
Total Cash and cash equivalents				$9,133

Liabilities:
Acquisition-related contingent consideration	$—	$—	$1,695	$1,695
Convertible preferred stock warrant liability	—	—	1,217	1,217
Total liabilities	$—	$—	$2,912	$2,912

There were no transfers into or out of the Level 3 category during the years ended January 31, 2016 and 2015.

Preferred Stock Warrant Liabilities—The estimated fair values of outstanding preferred stock warrant liabilities were measured using Monte-Carlo simulation and Black-Scholes valuation models. These valuation models involved using such inputs as the estimated fair value of the underlying stock at the measurement date, risk-free interest rates, expected dividends on stock and expected volatility of the price of the underlying stock. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement.

Acquisition-related Contingent Consideration—The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. Key assumptions include the level and timing of expected future revenue and expenses of the acquired business, and discount rates consistent with the level of risk and economy in general. If the income projections increase or decrease, the fair value of the contingent consideration would increase or decrease accordingly, in amounts that will vary based on the timing of the projected income; and the discount rate used to calculate the present value of the expected income. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. The change in fair value of acquisition-related contingent consideration is included in general and administrative expenses in the consolidated statements of income, and the contingent consideration is included in accrued liabilities on the consolidated balance sheets. The Company remeasured the contingent consideration for fiscal 2016 and recorded a $0.3 million reduction in the previously recorded expense.

As of January 31, 2016, the Level 3 liabilities consisted of acquisition-related contingent consideration.  As of January 31, 2015, the Level 3 liabilities consists of the Company’s convertible preferred stock warrant liability and acquisition-related contingent consideration.

	Convertible Preferred Stock Warrant Liability	Acquisition-Related Contingent Consideration
Balance at January 31, 2015	$1,217	$1,695
Payout of consideration	—	(675)
Issuance of shares	—	(451)
Changes in fair value	442	(281)
Payment of preferred warrant liability upon IPO	(584)	—
De-recognition of preferred warrant liability to additional paid-in capital	(1,075)	—
Balance at January 31, 2016	$—	$288

Level 3 instruments consisted of the Company’s preferred stock warrant liability. Prior to the Company’s IPO, outstanding warrants to purchase shares of the Company’s convertible preferred stock were classified as other liabilities. At every reporting date the warrants were remeasured and the change in the fair value was recorded as a component of other (expense) income, in the consolidated statement of operations and liabilities on the consolidated balance sheet.

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

4. SHORT-TERM INVESTMENTS

Short-term investments consisted of the following (in thousands):

	As of January 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$7,851	$(6)	$—	$7,845
Commercial paper	4,985		1	4,986
U.S. agency securities	7,661		5	7,666
U.S. government securities	7,477		17	7,494
Total short-term investments	$27,974	$(6)	$23	$27,991

The Company did not have any gross realized gains and gross realized losses for the years ended January 31, 2016, 2015 and 2014.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	As of January 31, 2016
	Amortized Value	Fair Value
One year or less	$19,143	$19,145
Over one year and less than two years	8,831	8,846
Total	$27,974	$27,991

Prior to fiscal 2016 the company held all its cash in cash and money market funds.

Investments in an unrealized loss position consisted of the following (in thousands):

	As of January 31, 2016
	Fair Value	Unrealized Losses
Corporate debt securities	$7,845	$(6)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of January 31, 2016 and 2015 there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

5. GOODWILL AND INTANGIBLE ASSETS

The Company recognized $1.5 million in intangibles and $1.1 million in goodwill following the acquisition of Talkatone, Inc. in fiscal 2015. There was no change to goodwill subsequent to the acquisition.

The carrying values of intangible assets other than goodwill are as follows (in thousands):

		As of January 31, 2016			As of January 31, 2015
	Estimated Life (in years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Developed technology	5	$815	$(285)	$530	$815	$(123)	$692
User relationships	3.5	458	(229)	229	458	(98)	360
Trade name	5	103	(36)	67	103	(16)	87
Non-compete agreement	2	118	(104)	14	118	(44)	74
Patents and licenses	3.8-7	714	(669)	45	714	(649)	65
Total		$2,208	$(1,323)	$885	$2,208	$(930)	$1,278

At January 31, 2016 the estimated amortization expense related to the intangible assets is as follows (in thousands):

Years Ending January 31,
2017	$349
2018	291
2019	190
2020	52
2021 and thereafter	3
Total	$885

6. BALANCE SHEET COMPONENTS

Inventories consist of the following (in thousands):

	As of January 31,
	2016	2015
Finished goods	$4,633	$5,719
Raw material	378	2,362
Total inventory	$5,011	$8,081

Deferred revenue, consists of the following (in thousands):

	As of January 31,
	2016	2015
Deferred revenue:
Subscription and services	$11,954	$9,860
Product and other	3,118	4,523
Total deferred revenue	15,072	14,383
Less: current portion of deferred revenue	15,036	14,348
Deferred revenue, noncurrent portion included in other long-term liabilities	$36	$35

Property and equipment, net consists of the following (in thousands):

		As of January 31,
	Estimated Life (in years)	2016	2015
Software and computer equipment	3-4	$6,615	$4,963
Website development costs	2	1,675	1,216
Machinery and equipment	3	1,207	644
Office furniture and fixtures	5	57	52
Leasehold improvements	shorter of estimated life of asset or remaining lease term	372	251
Total property and equipment		$9,926	$7,126
Less: accumulated depreciation and amortization		(5,635)	(4,233)
Property and equipment, net		$4,291	$2,893

Depreciation and amortization of property and equipment totaled $1.4 million, $0.9 million and $0.8 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Computer equipment under a capital lease agreement at January 31, 2016 and January 31, 2015 was $1.5 million and $1.5 million, respectively, and the related accumulated depreciation was $0.5 million and $0.2 million, respectively.

Accrued expenses consist of the following (in thousands):

	As of January 31,
	2016	2015
Accrued regulatory fees and taxes	$5,216	$4,762
Accrued payroll and related expenses	3,559	2,022
Acquisition-related contingent consideration-current portion	288	1,027
Other accrued expenses	3,947	2,502
Total accrued expenses	$13,010	$10,313

7. DEBT

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

In December 2012, the Company entered into an amended secured debt agreement, adding a revolving line of credit in the amount of $6.0 million (“the Revolver”). The interest rate on the Revolver is 2.75% above the prime rate (3.5% at January 31, 2016). The Revolver includes a financial covenant that the Company is required to have a certain number of subscribers each quarter. The Revolver was originally due to mature in December 2014. In July 2014, the Company entered into an amended agreement to extend the maturity date until July 2016. In October 2014, the Company borrowed $5.0 million under the Revolver. The outstanding debt of $5.0 million was repaid in July 2015 using a portion of the IPO proceeds.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new line of credit of up to $10.0 million. The Company’s credit agreements with its lender contain customary negative covenants that limit the ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets and merge or consolidate. In January 2015, the Company drew down $5.0 million of this new line of credit. The interest rate on advances under the line of credit is 11%, and interest is payable monthly. The original maturity date of the line of credit was January 2018. The Company repaid this outstanding debt of $5.0 million in July 2015 using a portion of the IPO proceeds. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. As of January 31, 2016, these warrants remained outstanding.

The Company has certain non-financial covenants in connection with the borrowings. As of January 31, 2016 the Company was in compliance with all the covenants under the Revolver agreement.

As of January 31, 2016 the amount available under the Revolver agreement was $12.0 million.

Total interest expense recognized was $0.9 million, $0.3 million and $0.3 million in each year ended January 31, 2016, 2015 and 2014, respectively. Total amortization of debt issuance costs recognized was $0.1 million for each of the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Total interest expense during fiscal year ended January 31, 2016 included $0.3 million related to the write-off of non-cash deferred issuance costs due to the repayment of all of the outstanding debt in July 2015.

As of January 31, 2016, $0.6 million of the outstanding debt on the consolidated balance sheet related to equipment acquired under capital lease.

The aggregate debt outstanding at each balance sheet date was as follows (in thousands):

	Term Debt	Capital Lease Obligations	Total
Debt as of January 31, 2016	$—	$632	$632
Less: unamortized discounts and issuance costs	—	—	—
Net carrying value of debt	—	632	632
Less: short-term debt and capital lease obligations	—	632	632
Long-term debt and capital lease obligations	$—	$—	$—

Debt as of January 31, 2015	$11,058	$1,298	$12,356
Less: unamortized discounts and issuance costs	(396)	—	(396)
Net carrying value of debt	10,662	1,298	11,960
Less: short-term debt and capital lease obligations	896	666	1,562
Long-term debt and capital lease obligations	$9,766	$632	$10,398

The outstanding future principal payments for capital leases as of January 31, 2016 are payable within the next 12 months.

8. CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY

At each balance sheet date, the Company had the following warrants to purchase convertible preferred stock outstanding:

		Fair value		Fair value
	Warrants	of Warrants	Warrants	of Warrants
	outstanding	Liabilities as of	outstanding	Liabilities as of
	as of	January 31, 2015	as of	January 31, 2016
	January 31, 2015	(in thousands)	January 31, 2016	(in thousands)
December 2010 warrant	70,287	$474	—	$—
April 2012, December 2012 and October 2014 warrants	66,026	374	—	—
May and June 2009 warrants	55,696	369	—	—
Total	192,009	$1,217	—	$—

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

The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on a Monte-Carlo valuation model or IPO pricing on payout. The Company recorded a remeasurement loss of $0.1 million and $0.3 million during fiscal year ended January 31, 2016 and 2015, respectively.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock with an exercise price of $4.70 per share in connection with a debt agreement with a lender. The warrants had expiration dates ranging from April 2022 to December 2022. The Company recorded the warrants as a derivative liability and a debt discount on issuance date. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation model. The Company recorded a remeasurement loss of $0.3 million and $0.2 million during fiscal year ended January 31, 2016 and 2015, respectively. Upon completion of the IPO in July 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted into warrants to purchase shares of common stock on a 1:1 basis. During the fourth quarter of fiscal 2016, the lender net exercised 66,026 warrants at an exercise price of $4.70 per share to 21,421 shares of common stock.

In June 2009, the Company issued warrants to purchase 34,397 shares of Series Alpha convertible preferred stock and in May 2009, the Company issued warrants to purchase 21,299 shares of convertible preferred stock. The Company recorded the warrants to purchase shares of convertible preferred stock as derivative liabilities. These warrants were initially measured at fair value and remeasured at every reporting period date using a Black Scholes valuation model and the change in the fair value was recorded in other expense in the consolidated statement of operations. The Company recorded a remeasurement loss of $0.1 million and $0.3 million during fiscal year ended January 31, 2016 and 2015, respectively.

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

The following assumptions were used to calculate the fair value of the warrants:

	For the period ended	For the year ended January 31,
	July 22, 2015	2015	2014
Assumptions:
Expected volatility	66%-70%	70%	70%
Expected term (in years)	0-1.1	1.3-1.4	0.1-2.4
Risk-free interest rate	0%-0.3%	0.3%	0.3%-0.5%

Dividend yield	—%	—%	—%

9. COMMON STOCK AND PREFERRED STOCK

Reverse Stock Split

On July 6, 2015, the Company effected a one-for-two reverse stock split of its outstanding common stock, convertible preferred stock, stock options, warrants to purchase preferred stock and warrants to purchase common stock as approved by its Board. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts have been adjusted to give effect to the one-for-two reverse stock split.

Convertible Preferred Stock

Upon the closing of the IPO on July 22, 2015, all of the Company's outstanding Series Alpha and Series Alpha-1 convertible preferred stock converted into 8,353,748 shares of common stock on a 1:1 basis and 241,469 shares of Series Beta preferred stock converted into 525,109 shares of common stock.

Prior to the closing of the Company's IPO on July 22, 2015 and as of January 31, 2015, the Company had the following convertible preferred stock outstanding:

	As of July 22, 2015				As of January 31, 2015
	Shares authorized	Shares issued and outstanding	Aggregate liquidation preference	Carrying value	Shares authorized	Shares issued and outstanding	Aggregate liquidation preference	Carrying value
			(in thousands)				(in thousands)
Convertible preferred series Alpha	8,060,629	7,868,605	$36,943	$30,632	8,125,000	7,868,605	$36,943	$30,632
Convertible preferred series Alpha-1	485,146	485,143	19,490	3,005	583,333	485,143	19,490	3,005
Convertible preferred series Beta	471,635	241,469	5,120	5,000	—	—	—	—
Total convertible preferred stock	9,017,410	8,595,217	$61,553	$38,637	8,708,333	8,353,748	$56,433	$33,637

The holders of Series Alpha, Series Alpha-1, and Series Beta preferred stock collectively, the preferred stock had the following rights and preferences:

Dividends—The holders of preferred stock were entitled to receive dividends, out of assets legally available therefor, prior and in preference to any declaration or payment of any other dividends, at the rates of $0.3756, $3.214 and $1.6962 per share (adjusted to reflect stock splits, stock dividends, reclassifications, and the like) per annum on each outstanding share of Series Alpha, Series Alpha-1, and Series Beta preferred stock, respectively, when, as and if, declared by the board of directors. Such dividends were not cumulative and no dividends had been declared to date.

Liquidation Preference—In a liquidation, dissolution, or winding-up of the Company, either voluntary or involuntary, the holders of Series Alpha and Series Beta preferred stock were entitled to receive, prior and in preference to any distribution to the holders of Series Alpha-1 preferred stock or common stock, an amount equal to $4.70 per share and $21.2028 per share, respectively, adjusted to reflect stock splits, etc., plus any declared or accrued but unpaid dividends. If the assets and funds were insufficient to permit the full payment to the holders of the Series Alpha and Series Beta preferred stock, then the entire assets and funds legally available for distribution would have been distributed ratably among the holders of the Series Alpha and Series Beta preferred stock. Holders of the Series Alpha-1 preferred stock would have been entitled to receive, prior and in preference to a distribution to the holders of common stock, an amount equal to $40.1740 per share, as adjusted for stock splits, etc., plus any declared or accrued but unpaid dividends. If the assets and funds were insufficient to permit the full payment to the holders of Series Alpha-1 preferred stock, then the entire assets and funds legally available for distribution would have been distributed ratably among the holders of the Series Alpha-1 preferred stock. Upon completion of the required distributions to the holders of preferred stock, the holders of the common stock would have received all of the remaining assets of the Company.

A sale or licensing of substantially all of the Company’s property or a merger or consolidation with another corporation was a deemed liquidation of the Company, unless determined otherwise by the holders of a majority of the preferred stock voting together as a single class assuming the conversion of all preferred stock into common stock.

Conversion—Each share of preferred stock (except the Series Beta) was convertible, at the option of the holder, into one share of common stock, subject to adjustment for stock splits, stock dividends, and recapitalizations. Conversion of each share of preferred stock was automatic upon the earlier of (i) a firm commitment underwritten public offering that valued the Company at not less than $100 million and that resulted in proceeds to the Company of not less than $50 million or (ii) a date that was specified by a vote of the holders of a majority of the preferred stock. In the event the Company completed a liquidation transaction or qualified initial public offering in which the conversion price for the Series Beta preferred stock was greater than 75% of the consideration per share or offering price, the conversion price had to automatically adjust to 75% of the consideration per share or offering price.

Voting Rights—Except as expressly provided in the Company’s certificate of incorporation, as amended or as provided by law, holders of preferred stock had the same voting rights as holders of common stock, and were entitled to the number of votes equal to the number of shares of common stock into which shares of preferred stock could be converted. For the election of members of the board of directors, the holders of the Series Alpha preferred stock, voting as a separate class, were entitled to elect three directors; the holders of the common stock, voting as a separate class, were entitled to elect one director; and the holders of the preferred stock and the common stock, voting together as a single class on an as-converted basis, were entitled to elect all remaining directors.

In addition, the holders of a majority of the preferred stock, voting together as a single class, would approve certain actions, including liquidation; changing the rights of the preferred stock; declaring or paying a dividend; redeeming or otherwise acquiring shares of preferred stock or common stock, other than pursuant to certain rights of repurchase; issuing any debt if the aggregate indebtedness would exceed $100,000; changing the number of directors; amending the certificate of incorporation or bylaws; increase or decrease (other than by conversion) the total number of common stock or preferred stock; or authorizing any equity security with preference over or on parity with preferred stock.

Common Stock and Preferred Stock

On July 6, 2015, the Company filed an amended and restated certificate of incorporation to increase the amount of common stock authorized for issuance to 100,000,000 shares with a par value of $0.0001 per share and 10,000,000 shares with a $0.0001 par value per share of preferred stock.

As of January 31, 2016 the Company had 16,916,250 shares of common stock outstanding which includes the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding as of January 31, 2016.

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows:

	Year ended January 31,
	2016	2015
Conversion of Series Alpha preferred stock	—	7,868,605
Conversion of Series Alpha-1 preferred stock	—	485,143
Total conversion of preferred stock	—	8,353,748

Warrants to purchase Series Alpha preferred stock	—	192,009
Warrants to purchase common stock	97,931	87,828
Options to purchase common stock outstanding	2,087,584	1,893,239
Options available for future grant under stock option plan	1,254,404	133,029
Shares reserved under Employee Stock Purchase Plan	425,596	—
Restricted stock units outstanding	1,056,905	—
Total shares reserved for issuance	4,922,420	10,659,853

Early Exercise of Common Stock

During the years ended January 31, 2016 and 2015 the Company issued 0 and 131,810 shares, respectively, of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. The amounts received from all such early exercises is recorded in accrued expenses on the consolidated balance sheets and reclassified to stockholders’ equity (deficit) as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of January 31, 2016 and 2015, there were 173,404 and 502,359 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options that were not yet vested. As of January 31, 2016 and 2015, the aggregate price of shares subject to repurchase recorded in accrued expenses totaled $0.2 million and $0.3 million, respectively.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Award Plans

2005 Stock Plan

The Board of Directors adopted, and the stockholders approved, the Company’s 2005 Stock Plan (the “2005 Plan”), in April 2005. The 2005 Plan provides for the grant of incentive stock options to its employees (and employees of its subsidiaries), and for the grant of non-statutory stock options and stock purchase rights to its employees, directors and consultants (and employees and consultants of its subsidiaries). In May 2015, the board of directors increased the maximum number of shares that can be issued under the 2005 Plan by 250,000 shares to 4,433,102. In June 2015, the 2005 Plan was amended and restated in the form of the 2015 Equity Incentive Plan described below. The terms of the 2005 Plan as described in the Prospectus will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

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

As of January 31, 2016, the Company had 1,254,404 shares available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). The ESPP has 441,165 shares authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or July 17, 2015, and ends on September 15, 2017.  During the year ended January 31, 2016, there was a purchase of 15,569 shares at a purchase price of $7.12 per share.

On September 15, 2015 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing offering period resulted in an accounting modification and accordingly, calculated $0.4 million of incremental expense that will be recognized over the remaining term of the ESPP offering period. During the year ended January 31, 2016 the Company recorded stock-based compensation expense of $0.4 million related to the ESPP.

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

Summary of the Company’s stock option activity is as follows:

	Number of	Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
	Outstanding	Per Share	(in Years)	(in thousands)
Balance as of January 31, 2015	1,893,239	$3.85	8.4	$10,109
Options granted	427,948	$12.55
Options exercised	(83,229)	$0.79
Options canceled	(150,374)	$6.16
Balance as of January 31, 2016	2,087,584	$5.59	7.9	$4,843
Vested and exercisable - January 31, 2016	706,322	$1.90	5.7	$3,682
Vested and expected to vest - January 31, 2016	2,005,813	$5.50	7.8	$4,779

The aggregate intrinsic value of vested options exercised during the years ended January 31, 2016, 2015 and 2014 was $0.8 million, $0.5 million and $0.1 million, respectively.

The weighted-average grant date fair value of options granted during the years ended January 31, 2016, 2015 and 2014 was $6.92, $5.20 and $0.82 per share, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to employees, non-employee board members and consultants. These RSUs vest ratably over a period of time which ranges from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

A summary of the Company’s RSU activity and related information for year ended January 31, 2016 is as follows:

	Number of Shares	WeightedAverage Grant-Date Fair Value Per Share	WeightedAverage Remaining Vesting Period (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2015	—	$—	—	$—
RSUs granted	1,157,105	9.62
RSUs vested	—	—
RSUs canceled	(100,200)	9.74
Balance as of January 31, 2016	1,056,905	$9.60	1.43	$7,176

No RSU’s were vested for the year ended January 31, 2016. The Company did not grant any RSUs prior to fiscal 2016.

Common Stock Warrants

A summary of the Company’s common stock warrants activity is as follows:

Common Warrants Outstanding
Balance as of January 31, 2015	87,828
Add: Conversion of Preferred Series Alpha warrants to common warrants on IPO	87,325
Less: Common warrants exercised to common stock	(30,573)
Less: Common warrants terminated	(46,649)
Balance as of January 31, 2016	97,931

These warrants have exercise prices ranging from $4.70 to $6.04 per share and have expiration dates through January 2025.

11. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows (in thousands):

	Year ended January 31,
	2016	2015	2014
Total cost of revenue	$437	$36	$7
Sales and marketing	611	41	6
Research and development	1,683	169	26
General and administrative	1,922	180	33
Total stock-based compensation expense	$4,653	$426	$72

The following table presents stock-based compensation expense by award-type (in thousands):

	Year ended January 31,
	2016	2015	2014
Stock options	$2,607	$426	$72
Restricted stock units	1,644	—	—
Employee stock purchase plan	402	—	—
Total stock-based compensation expense	$4,653	$426	$72

As of January 31, 2016, there was $5.8 million, $7.7 million and $1.2 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.5 years, 2.4 years and 0.9 years, respectively.

Total outstanding non-employee stock options were  70,199 and 67,884 at January 31, 2016 and 2015, respectively. The total outstanding non-employee RSUs were 70,500 and 0 at January 31, 2016 and 2015, respectively. The non-employee stock-based compensation expense for stock options and RSU’s was $0.2 million and $0.1 million, respectively for the fiscal year ended January 31, 2016. The non-employee stock-based compensation expense for the stock options was not material for fiscal year ended January 31, 2015.

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

For the years ended January 31, 2016, 2015 and 2014 the calculated fair value of employee stock options grants was estimated using the Black – Scholes model with the following assumptions:

Year ended January 31,
	2016	2015	2014
Stock Options:
Expected volatility	54%-62%	69%-81%	77% - 79%
Expected term (in years)	5.3-6.1	5.4-6.3	5.1-6.3
Risk-free interest rate	1.6%-1.9%	1.5%-2.0%	0.8%-2.2%
Dividend yield	—%	—%	—%

The grant date fair value of the ESPP was estimated using the following assumptions:

For the year ended January 31,
2016
ESPP:
Expected volatility	35%-44%
Expected term (in years)	0.5-2.2
Risk-free interest rate	0.1%-0.8%
Dividend yield	—%

The Company did not have a ESPP prior to fiscal 2016.

12. INCOME TAXES

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Year ended January 31,
	2016	Rate	2015	Rate	2014	Rate
Federal tax at statutory rate	$(4,787)	34%	$(2,350)	34%	$(680)	34%
Change in valuation allowance	4,502	(32)%	2,132	(31)%	831	(42)%
State taxes	(261)	2%	(437)	6%	(156)	8%
Stock-based compensation	691	(5)%	92	(1)%	14	(1)%
Research and development credit	(273)	2%	(192)	3%	(131)	7%
Permanent tax adjustment	128	(1)%	23	—	104	(5)%
Other	—	—	230	(3)%	18	(1)%
Total	$—	—	$(502)	8%	$—	—

Income tax expense differs from the amount computed by applying the statutory federal income tax rate primarily as the result of changes in the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	As of January 31,
	2016	2015
Deferred tax assets:
Accruals and reserves	$2,297	$2,036
Stock-based compensation	1,334	436
Intangible assets amortization	110	243
Deferred revenue	13	15
Fixed assets depreciation	—	168
Net operating loss carry forwards	24,869	22,240
Tax credit carryover	1,558	1,241
Gross deferred tax assets	30,181	26,379
Valuation allowance	(29,868)	(25,785)
Net deferred tax assets	$313	$594
Deferred tax liabilities:
Acquired intangible assets	$(301)	$(594)
Fixed assets depreciation	(12)	—
Gross deferred tax liabilities	$(313)	$(594)
Total deferred tax assets	$—	$—

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, is not more likely than not to be realized.

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $29.9 million, $25.8 million and $23.7 million as of January 31, 2016, 2015 and 2014, respectively. The net change in the total valuation allowance for the year ended January 31, 2016 was an increase of $4.1 million.

On January 31, 2016, the Company had approximately $64.2 million and $55.0 million of net operating loss (NOL) carryforwards available to offset future taxable income for both federal and state purposes, respectively. Of these amounts $0.4 million and $0.4 million represent federal and state tax deductions from stock-based compensation, which will be recorded as an adjustment to additional paid-in capital when they reduce tax payable. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030.

In addition, the Company had approximately $1.7 million and $1.3 million of federal and state research and development tax credits, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of the NOL carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations and similar state provisions. If there should be an additional ownership change, the annual limitation may result in the expiration of NOLs and credits before utilization.

The Company completed a Section 382 analysis through January 31, 2016 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, the Company determined that it has undergone three ownership changes. The first and second ownership changes occurred in April 2005 and the third change occurred in February 2009. NOLs presented account for any limited and potential lost attributes due to such ownership changes and their respective expiration dates.

In fiscal 2015, the Company acquired Talkatone, Inc., or Talkatone, a privately held provider of telephony and texting services over Wifi Networks. The Company recorded a tax benefit of $0.5 million arising from the release of deferred tax valuation allowances subsequent to the acquisition of Talkatone. The release of the valuation allowances was triggered by the recognition of $0.5 million of long term net deferred tax liabilities that were primarily related to the acquired intangible assets and R&D credits recorded upon the acquisition of Talkatone.

The Company had unrecognized tax benefits (“UTBs”) of approximately $1.2 million as of January 31, 2016. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at January 31, 2014	$743
Increase related to prior year positions	59
Increase related to current year tax positions	227
Balance at January 31, 2015	1,029
(Decrease) related to prior year positions	(16)
Increase related to current year tax positions	204
Balance at January 31, 2016	$1,217

All of these UTBs, if recognized, would not affect the effective tax rate before consideration of the valuation allowance.

The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations for both fiscal years 2016 and 2015.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2016.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 2005 through the current period.

13. RETIREMENT PLAN

The Company offers a qualified 401(k) plan to eligible employees. The plan allows for discretionary employer matching and profit-sharing contributions. The plan covers all full-time employees over the age of 21 and provides employees with tax deferred salary deductions. Employees may contribute up to a maximum of $18,000 per year, or $24,000 for employees over 50 years of age, and the Company matches 50% of the contribution of the employee up to 6% of the deferred salary amount. Contributions made by the Company vest 100% upon contribution. The Company expensed $0.3 million, $0.2 million and $0.1 million in the years ended January 31, 2016, 2015 and 2014, respectively.

14. COMMITMENTS AND CONTINGENCIES

The Company leases office space for its headquarters in Palo Alto, California under an operating lease, which is due to expire in November 2017. Monthly rent payments on the lease are approximately $40,000.

In January 2015, the Company entered into a capital lease for computer equipment that matures in December 2016 with the right to purchase the equipment at maturity for one dollar.

Minimum rental commitments under all noncancelable leases with an initial term in excess of one year as of January 31, 2016, were as follows (in thousands):

	Capital	Operating
Year Ending January 31,	Leases	Leases
2017	$653	$1,802
2018	—	1,421
2019	—	45
Total	$653	$3,268
Less: Amount representing interest	(21)
Present value of lease payments	632
Less: Current portion	(632)
Capital lease—net of current portion	$—

Rent expense was $1.2 million, $0.9 million, and $0.6 million for the years ended January 31, 2016, 2015 and 2014, respectively.

In March 2011, the Company entered into a patent license agreement with AT&T Intellectual Property II, L.P. Under the terms of the agreement, the Company is to pay a royalty on a per unit of on-premise appliance sold basis in consideration for the license and release. The royalty is not payable until after 250,000 units are sold. The royalty expense is recorded in cost of revenue, and was not material for any of the periods presented.

Legal Matters—The Company is party to actions and proceedings incident to the Company’s business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property, and claims that the Company’s products or services infringe on the intellectual property rights of others. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In management’s opinion, there are no contingent liabilities requiring accrual or disclosure as of January 31, 2016.

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

15. ACQUISITIONS

Talkatone, Inc.—In fiscal 2015, the Company acquired all of the issued and outstanding securities of Talkatone, Inc. (“Talkatone”) a privately held provider of telephony services over Wi-Fi networks in order to expand its service offerings in the mobile application marketplace. The total consideration for this transaction was approximately $2.3 million on the acquisition date and consisted of the following (dollars in thousands):

Cash consideration paid at closing	$887
Common stock (90,426 shares)	338
Contingent consideration	1,039
Total consideration	$2,264

At the time of the Talkatone acquisition, the Company was obligated to pay additional amounts for certain deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $1.0 million and $2.2 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions in measuring fair value.

Transaction costs associated with the acquisition were $12,000 and are included in general and administrative expense in the accompanying consolidated statement of operations.

The Company accounted for the Talkatone acquisition under the acquisition method of accounting as a business combination. The assets acquired and liabilities assumed were recorded at fair market value determined by management. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill generated from the business combination is primarily related to the employee workforce and the expected synergies. Goodwill is not subject to any amortization and is not tax deductible.

During the fiscal year ended January 31, 2016, the Company paid $0.7 million in cash and issued 49,159 shares as earn-out consideration.

The purchase price was allocated as follows (in thousands):

Cash	$215
Net liabilities assumed	(60)
Intangible assets:
Trade name	103
Developed technology	815
Non-compete agreement	118
User relationships	458
Non-current deferred tax liabilities	(502)
Goodwill	1,117
Net assets acquired	$2,264

The intangible assets acquired are reported, net of accumulated amortization, in the accompanying consolidated balance sheets as of January 31, 2016 and 2015. Amortization expense related to the acquired intangible assets was $0.4 million and $0.2 million for fiscal 2016 and 2015, respectively, which was included as a component of operating expenses and cost of revenue in the consolidated statement of operations. The operating results of Talkatone have been included in the accompanying consolidated financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions completed have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

16. NET LOSS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Year ended January 31,
	2016	2015	2014
Numerator
Net loss	$(14,052)	$(6,410)	$(2,000)
Denominator
Weighted-average common shares for basic and diluted net loss per share	10,173,095	2,284,241	1,688,846
Basic and diluted net loss per share	$(1.38)	$(2.81)	$(1.18)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares):

	Year ended January 31,
	2016	2015	2014
Options to purchase common stock	2,087,584	1,893,239	899,478
Employee stock purchase plan	381,066	—	—
Convertible preferred stock	—	8,353,748	8,333,341
Restricted stock units	1,056,905	—	—
Warrants to purchase convertible preferred stock	—	192,009	217,814
Warrants to purchase common stock	97,931	87,828	34,730
Common stock subject to repurchase	173,404	502,359	739,798
Potential shares excluded from diluted net loss per share	3,796,890	11,029,183	10,225,161

17. SUBSEQUENT EVENTS

From February 1, 2016 to April 11, 2016, the Company granted 1,283,050 restricted stock units which vest over four years to officers, employees and non-employees.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation of Prior Years Material Weakness

As disclosed in our Prospectus filed with the Securities and Exchange Commission, or SEC, on July 17, 2015, in connection with our financial statement close process for fiscal 2015 and fiscal 2014, we identified a material weakness in the design and operating effectiveness of our internal control over financial reporting resulting from a lack of sufficient number of qualified personnel within our accounting function who possessed an appropriate level of expertise to effectively perform the following functions:

•	identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and
•

assess risk and design appropriate control activities over information technology systems and financial and reporting processes necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements

Over the past year, with the oversight of our management and our audit committee, we have taken numerous steps which we believe address the underlying causes of the material weakness described above, primarily through the hiring of additional accounting and finance personnel with technical accounting and financial reporting experience, development and implementation of policies, and improved processes and documented procedures. The controls we have added have been operational for a sufficient period of time to allow our management to conclude that these controls are operating effectively and the material weakness is considered remediated.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2016, which we refer to as our 2016 Proxy Statement, and is incorporated herein by reference.

The Company has a “Code of Ethics and Business Conduct for Employees, Officers and Directors” that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and our Board of Directors. A copy of this code is available on our website at http://investors.ooma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct for Employees, Officers and Directors by posting such information on our investor relations website under the heading “Governance—Governance Documents” at http://investors.ooma.com.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report are as follows:

(a)	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” Under Part II, Item 8 of this Annual Report on Form 10-K

(b)	Consolidated Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c)	Exhibits

The exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2016	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 12, 2016

/s/ Ravi Narula Ravi Narula	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2016

/s/ Alison Davis Alison Davis	Director	April 12, 2016

/s/ Andrew H. Galligan Andrew H. Galligan	Director	April 12, 2016

/s/ Peter J. Goettner Peter J. Goettner	Director	April 12, 2016

/s/ Russell Mann Russell Mann	Director	April 12, 2016

/s/ Sean N. Parker Sean N. Parker	Director	April 12, 2016

/s/ William D. Pearce William D. Pearce	Director	April 12, 2016

/s/ James Wei James Wei	Director	April 12, 2016

EXHIBITS

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated as of April 24, 2015.	S-1	4.2	6/15/2015

10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Form of Executive Change in Control and Severance Agreement	S-1	10.6	6/15/2015

10.7+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.8	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.9	Amended and Restated Loan and Security Agreement, dated December 17, 2012, by and between the Company and Silicon Valley Bank.	S-1	10.9	6/15/2015

10.10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated July 21, 2014, by and between the Company and Silicon Valley Bank.	S-1	10.10.1	6/15/2015

10.10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 5, 2015, by and between the Company and Silicon Valley Bank.	S-1	10.10.2	6/15/2015

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.11	Mezzanine Loan and Security Agreement, dated January 5, 2015, by and between the Company and Silicon Valley Bank.	S-1	10.11	6/15/2015

10.12	Office Lease, effective December 1, 2012, by and between DP Ventures, LLC and the Company.	S-1	10.12	6/15/2015

21.1	List of subsidiaries of the Registrant.	S-1	21.1	6/15/2015

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
+ Indicates a management contract or compensatory plan.