Form 10-Q
period 2016-04-30
OOMA INC
filed 2016-06-10
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, there were 17,215,797 shares of the registrant’s common stock outstanding.

AVAILABLE INFORMATION

Ooma, Inc. is required to file current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the "SEC"). You may read and copy any document Ooma files with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at http://www.sec.gov, from which interested persons can electronically access Ooma’s SEC filings.

Ooma provides its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large shareholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act free of charge on the Investor Relations section of its website located at http://investors.ooma.com. These filings will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. From time to time Ooma may use its website as a channel of distribution of material company information.

Ooma also makes available, in the Investor Relations section of its website and will provide print copies to shareholders upon request, (i) its corporate governance guidelines, (ii) its code of business conduct and ethics, and (iii) the charters of the audit, compensation, and nominating and corporate governance committees of its board of directors. These documents, as well as the information on the website, are not intended to be part of this quarterly report on Form 10-Q (the “Quarterly Report”). Ooma also uses the Investor Relations section of its website as a means of complying with its disclosure obligations under Regulation FD. Accordingly, you should monitor Ooma’s Investor Relations section of its website in addition to following Ooma’s press releases, SEC filings, and public conference calls and webcasts.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	April 30, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,982	$27,413
Short-term investments	44,695	27,991
Accounts receivable, net	5,022	5,609
Inventories	3,909	5,011
Deferred inventory costs	1,841	2,013
Prepaid expenses and other current assets	1,513	1,318
Total current assets	65,962	69,355
Property and equipment, net	4,272	4,291
Intangible assets, net	787	885
Goodwill	1,117	1,117
Other assets	830	888
Total assets	$72,968	$76,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,160	$4,786
Accrued expenses	11,979	13,010
Short-term capital lease	—	632
Deferred revenue	14,351	15,036
Total current liabilities	30,490	33,464
Other liabilities	238	182
Total liabilities	30,728	33,646
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on April 30, 2016 and January 31, 2016	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 17,190,777 and 16,916,250 shares issued and outstanding on April 30, 2016 and January 31, 2016, respectively.	2	2
Additional paid-in capital	110,972	107,679
Accumulated other comprehensive income	30	17
Accumulated deficit	(68,764)	(64,808)
Total stockholders’ equity	42,240	42,890
Total liabilities and stockholders’ equity	$72,968	$76,536

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2016	2015
Revenue:
Subscription and services	$21,490	$15,576
Product and other	2,969	4,276
Total revenue	24,459	19,852
Cost of revenue:
Subscription and services	7,271	5,624
Product and other	3,539	4,207
Total cost of revenue	10,810	9,831
Gross profit	13,649	10,021
Operating expenses:
Sales and marketing	8,095	5,895
Research and development	5,741	4,097
General and administrative	3,855	2,961
Total operating expenses	17,691	12,953
Loss from operations	(4,042)	(2,932)
Other (expense) income:
Interest income (expense), net	64	(285)
Change in fair value of warrants	—	(716)
Other income (expense), net	22	(2)
Net loss	$(3,956)	$(3,935)
Net loss per share of common stock:
Basic and diluted	$(0.23)	$(1.52)
Weighted-average number of shares used in per share amounts:
Basic and diluted	17,059,986	2,591,241

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2016	2015
Net Loss	$(3,956)	$(3,935)
Other comprehensive income
Unrealized gain on short-term investments	13	—
Comprehensive loss	$(3,943)	$(3,935)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,956)	$(3,935)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,474	551
Depreciation and amortization	389	316
Amortization of intangible assets	97	99
Non-cash interest expense	—	44
Change in fair value of acquisition-related contingent consideration	—	81
Change in fair value of warrant liability	—	716
Changes in operating assets and liabilities:
Accounts receivable, net	587	1,927
Inventories	1,103	(195)
Deferred inventory costs	172	1,311
Prepaid expenses and other assets	(110)	43
Accounts payable and accrued expenses	(1,373)	2,105
Other liabilities	(20)	392
Deferred revenue	(608)	(2,084)
Net cash (used in) provided by operating activities	(1,245)	1,371
Cash flows from investing activities:
Purchases of short-term investments	(19,260)	—
Proceeds from sale of short-term investments	2,500	—
Purchases of property and equipment	(321)	(408)
Net cash used in investing activities	(17,081)	(408)
Cash flows from financing activities:
Payment of deferred offering costs	—	(453)
Proceeds from Series Beta preferred stock, net	—	5,000
Repayment of debt and capital leases	(628)	(534)
Payment of acquisition related earn-out	(100)	(475)
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	623	1
Net cash (used in) provided by financing activities	(105)	3,539
Net (decrease) increase in cash and cash equivalents	(18,431)	4,502
Cash and cash equivalents at beginning of period	27,413	9,133
Cash and cash equivalents at end of period	$8,982	$13,635

See notes to condensed consolidated financial statements

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Ooma, Inc. (the “Company”) is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications, and end-point devices, provides the connectivity and functionality that enables solutions. The Company was incorporated in Delaware on November 19, 2003 and is headquartered in Palo Alto, California

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016.

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2017. The condensed consolidated balance sheet as of January 31, 2016 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated upon consolidation.

Reverse Stock Split

Effective July 6, 2015, the Company completed a one-for-two reverse stock split, as approved by its Board of Directors (the “Board”). All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Initial Public Offering and Conversion of Preferred Stock

In July 2015, the Company completed its initial public offering (the “IPO”), in which 5,000,000 shares of common stock were sold to the public at an IPO price of $13.00 per share. The net proceeds from the offering were $56.9 million after deducting the underwriters’ discounts and commissions of $4.5 million and $3.6 million of offering expenses.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, those related to revenue recognition, the allowance for returns, stock-based compensation and warrants, valuation of goodwill and intangible assets, inventory valuation, regulatory fees and indirect tax accruals, and accounting for income taxes, including valuation allowances and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended January 31, 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Concentration of Risk

The concentration of accounts receivable as of April 30, 2016 and January 31, 2016, respectively are as follows:

	As of
	April 30, 2016	January 31, 2016
Customer A	28%	13%

There were no customers that individually exceeded 10% of revenue during the three months ended April 30, 2016 and 2015.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of the standard with the issuance of by ASU 2015-14, Revenue from Contracts with Customers (ASC 606) Deferral of Effective Date.  As a result, ASU 2014-09 will become effective for the Company in the first quarter of fiscal 2019 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted but not before the original effective date of annual periods beginning after December 15, 2016. In April 2016 and May 2016, the FASB issued ASU 2016-10 and ASU 2016-12, respectively, which clarifies guidance on identifying performance obligations, collectability criterion and noncash consideration. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2. Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
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

The Company’s financial instruments consist of Level 1, Level 2 assets and Level 3 liabilities.

As of January 31, 2016, the Level 3 liabilities consisted of acquisition-related contingent consideration. During the three months ended April 30, 2016 this liability was settled in cash and issuance of shares of common stock.

There were no transfers into or out of the Level 3 category during the three months ended April 30, 2016.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	Balance as of April 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,306	$—	$—	$4,306
Commercial paper	—	1,000	—	1,000
Total cash equivalents	$4,306	$1,000	$—	$5,306
Cash				3,676
Total Cash and cash equivalents				$8,982

Short-term investments:
Corporate debt securities	$—	$11,430	$—	$11,430
Commercial paper	—	8,122	—	8,122
U.S. agency securities	8,669	—	—	8,669
U.S. government securities	14,671	—	—	14,671
Asset backed securities	—	1,803	—	1,803
Total short-term investments	$23,340	$21,355	$—	$44,695

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Balance as of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,462	$—	$—	$3,462
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$3,462	$3,499	$—	$6,961
Cash				20,452
Total Cash and cash equivalents				$27,413

Short-term investments:
Corporate debt securities	$—	$7,845	$—	$7,845
Commercial paper	—	4,986	—	4,986
U.S. agency securities	—	7,666	—	7,666
U.S. government securities	7,494	—	—	7,494
Total short-term investments	$7,494	$20,497	$—	$27,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$288	$288
Total liabilities	$—	$—	$288	$288

Changes in the Level 3 fair value category for the periods presented are as follows (in thousands):

Acquisition-Related Contingent Consideration
Balance at January 31, 2016	$288
Payout of consideration	(123)
Issuance of shares	(165)
Balance at April 30, 2016	$—

The carrying value of the Company’s accounts receivable, inventory and other current assets and current liabilities approximates fair value due to short maturities.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Short-term investments

Short-term investments consisted of the following (in thousands):

	As of April 30, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$11,433	$(3)	$—	$11,430
Commercial paper	8,122	—	—	8,122
U.S. agency securities	8,659	—	10	8,669
U.S. government securities	14,648	—	23	14,671
Asset backed securities	1,803	—	—	1,803
Total short-term investments	$44,665	$(3)	$33	$44,695

	As of January 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$7,851	$(6)	$—	$7,845
Commercial paper	4,985	—	1	4,986
U.S. agency securities	7,661	—	5	7,666
U.S. government securities	7,477	—	17	7,494
Total short-term investments	$27,974	$(6)	$23	$27,991

The gross realized gains and losses related to the Company’s short-term investments were not material for the three months ended April 30, 2016. The Company did not have any gross realized gains and gross realized losses for the three months ended April 30, 2015.

The cost basis and fair value of the short-term investments by contractual maturity consist of the following (in thousands):

	As of April 30, 2016		As of January 31, 2016
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$34,892	$34,904	$19,143	$19,145
Over one year and less than two years	9,773	9,791	8,831	8,846
Total	$44,665	$44,695	$27,974	$27,991

Prior to fiscal 2016 the Company held all its cash in cash and money market funds.

Investments in an unrealized loss position consisted of the following (in thousands):

	As of April 30, 2016		As of January 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$11,430	$(3)	$7,845	$(6)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of April 30, 2016 and January 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Balance Sheet Components

Inventories

The following table shows the components of inventories (in thousands):

	April 30,	January 31,
	2016	2016
Finished goods	$2,987	$4,633
Raw material	922	378
Total inventory	$3,909	$5,011

Deferred Revenue

The following table shows the components of deferred revenue (in thousands):

	April 30,	January 31,
	2016	2016
Deferred revenue:
Subscription and services	$12,052	$11,954
Product and other	2,412	3,118
Total deferred revenue	14,464	15,072
Less: current portion of deferred revenue	14,351	15,036
Deferred revenue, noncurrent portion included in other liabilities	$113	$36

Accrued Expenses

The following table shows the components of accrued expenses (in thousands):

	April 30,	January 31,
	2016	2016
Accrued regulatory fees and taxes	$5,322	$5,216
Accrued payroll and related expenses	2,170	3,559
Acquisition-related contingent consideration-current portion	—	288
Other accrued expenses	4,487	3,947
Total accrued expenses	$11,979	$13,010

5. Debt

In April 2012 and December 2012 the Company entered into a secured debt agreement (“Term Debt”) and the line of credit (“the Revolver”) with its current lender with original maturity of September 2015 and July 2016, respectively. In July 2015, the Company repaid the outstanding debt of $5.3 million under these agreements using a portion of the IPO proceeds.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new line of credit of up to $10.0 million. The original maturity date of the line of credit was January 2018. The Company repaid the outstanding debt of $5.0 million under the line of credit in July 2015 using a portion of the IPO proceeds. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. As of April 30, 2016, these warrants remained outstanding.

As of April 30, 2016, the amount available under the Revolver agreement was $12.0 million. The interest rate on the Revolver is 2.75% above the prime rate (3.5% at April 30, 2016). The Revolver includes a financial covenant that the Company is required to have a certain number of subscribers at the end of each quarter. The Revolver matures in July 2016.

The Company has certain non-financial covenants in connection with the borrowings.  As of April 30, 2016 and January 31, 2016, the Company was in compliance with all the covenants under the Revolver agreement.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Total interest expense recognized was $18,000 and $0.3 million for the three months ended April 30, 2016 and 2015, respectively. Total amortization of debt issuance costs recognized was $0 and $44,000 for the three months ended April 30, 2016 and 2015, respectively.

As of January 31, 2016, $0.6 million of the debt on the consolidated balance sheet related to equipment acquired under capital lease was repaid by the Company in April 2016.

6. Convertible Preferred Stock Warrant Liability

As of April 30, 2015, the Company had the following warrants to purchase convertible preferred stock outstanding:

		Fair value
	Warrants	of Warrants
	outstanding	Liabilities as of
	as of	April 30, 2015
	April 30, 2015	(in thousands)
December 2010 warrant	70,287	$726
May and June 2009 warrants	55,696	596
April 2012, December 2012 and October 2014 warrants	66,026	611
Total	192,009	$1,933

In December 2010 the Company issued a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock. The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo model or IPO pricing on payout. During the three months ended April 30, 2015, the Company recorded a remeasurement loss of $0.3 million in other income (expense) in the condensed consolidated statement of operations. Upon the completion of the IPO, the fair value of the warrant was determined to be $0.6 million. The warrant was cash settled and the Company paid $0.6 million to the warrant holder from the IPO proceeds.

In May and June 2009, the Company issued warrants to purchase 55,696 shares of Series Alpha convertible preferred stock. These warrants were initially measured at their fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrants were determined using the Black Scholes model. During the three months ended April 30, 2015, the Company recorded a remeasurement loss of $0.2 million in other income (expense) in the condensed consolidated statement of operations. As of April 30, 2015, the fair value of these warrants was determined using the following Black-Scholes assumptions: expected volatility of 70%, remaining contractual term of 1.14 years, risk-free interest rate of 0.3% and no dividend yield. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.4 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock in connection with a debt agreement with a lender. The Company recorded the warrants as a derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. During the three months ended April 30, 2015, the Company recorded a remeasurement loss of $0.2 million in the condensed consolidated statement of operations. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock on a 1:1 basis. During the fourth quarter of fiscal 2016, the lender net exercised warrants to purchase 66,026 shares of Series Alpha convertible stock at an exercise price of $4.70 per share to 21,421 shares of common stock.

7. Commitments and Contingencies

The Company leases office space in Palo Alto and Newark, California under operating leases. As of April 30, 2016, the Company had $2.8 million outstanding under operating leases with lease periods expiring through February 2018.

In January 2015, the Company entered into a capital lease for computer equipment that was scheduled to mature in December 2016 with the right to purchase the equipment at maturity for one dollar. The Company repaid the outstanding balance of $0.6 million in April 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Rent expense was $0.3 million and $0.3 million for the three months ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, non-cancelable purchase commitments were $2.6 million.

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

In connection with the Deep Green Wireless Litigation, Securities Litigation, Berks County Litigation and the Alabama Litigation proceedings described in Part II, Item 1 (“Legal Proceedings”) the Company has determined that the amount of any material loss or range of any material losses that is reasonably possible to result from each such proceeding is not reasonably estimable.  At this point in the proceedings, losses, if any, that are reasonably possible to result from this litigation are not reasonably estimable. Accordingly, no material reserves have been recorded in the Company’s condensed consolidated financial statements with respect to any of such litigations.

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

As of April 30, 2016 the Company had 17,190,777 shares of common stock outstanding which included the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2015 Equity Incentive Plan

In June 2015, the Company amended and restated its 2005 Plan in the form of 2015 Equity Incentive Plan (the “2015 Plan”) which became effective immediately upon the effectiveness of the Company’s IPO. The 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The Company initially reserved 4,433,102 shares under the 2015 Plan (which is the number of shares previously reserved for issuance under the 2005 Plan) plus 2,205,828 shares which is the number of shares equal to 10% of its outstanding shares of common stock measured at the time of completion of its IPO (as determined on a fully diluted basis, including the shares reserved under its equity plans). In addition, the number of shares available for issuance under the 2015 Plan will be annually increased on the first day of each of its fiscal years beginning with fiscal 2017, by an amount equal to the lessor of (i) 5% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (ii) such other amount as the Company’s board of directors may determine. In April 2016, an additional 854,483 shares were authorized for future issuance under the 2015 Plan.

As of April 30, 2016, the Company had 798,897 shares available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). A maximum of 441,165 shares were initially authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. In April, 2016, an additional 341,793 shares were authorized for future issuance. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During the three months ended April 30, 2016, there was a purchase of 116,629 shares at a purchase price of $5.01 per share.

On March 15, 2016 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing offering period resulted in an accounting modification and accordingly, recorded $0.3 million of incremental compensation charge to be recognized over the remaining life of the ESPP offering period. During the three months ended April 30, 2016, the Company recorded stock-based compensation expense of $0.3 million.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of option activity under the Company’s 2005 Plan and 2015 Plan for the three months ended April 30, 2016 is set forth below:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance, January 31, 2016	2,087,584	$5.59	7.9	$4,843
Options granted
Options exercised	(63,019)	0.58
Options canceled	(3,098)	17.44
Balance, April 30, 2016	2,021,467	5.73	7.7	$4,888
Vested and exercisable, April 30, 2016	801,739	$2.93	6.2	$3,677
Vested and expected to vest, April 30, 2016	1,954,948	$5.66	7.7	$4,823

Aggregate intrinsic value represents the difference between the exercise price of the options to purchase common stock and the fair market value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended April 30, 2016 and 2015 was $0.4 million and $0.1 million, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to employees, non-employee board members and consultants. These RSUs are subject to a time-based vesting condition, which ranges from one to four years.

A summary of the Company’s RSU activity and related information for the three months ended April 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	1,056,905	$9.60	1.43	$7,176
RSUs granted	1,316,550	7.02
RSUs vested	—	—
RSUs canceled	(2,100)	5.57
Balance as of April 30, 2016	2,371,355	$7.90	1.66	$16,742

Common Stock Warrants

As of April 30, 2016, the Company had warrants to purchase 97,931 shares of common stock with exercise prices ranging from $4.70 to $6.04 per share. These common warrants have expiration dates through January 2025.

9. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Total cost of revenue	$235	$58
Sales and marketing	326	56
Research and development	944	217
General and administrative	969	220
Total stock-based compensation expense	$2,474	$551

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended April 30,
	2016	2015
Stock options	$684	$551
Restricted stock units	1,508	—
Employee stock purchase plan	282	—
Total stock-based compensation expense	$2,474	$551

As of April 30, 2016, there was $5.2 million, $14.5 million and $1.6 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.3 years, 3.2 years and 1.1 years, respectively.

Total outstanding non-employee stock options were 62,750 and 67,884 at April 30, 2016 and 2015, respectively. The total outstanding non-employee RSUs were 85,250 and 0 at April 30, 2016 and 2015, respectively. The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

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

The Company did not grant any stock options during the three months ended April 30, 2016. For the three months ended April 30, 2015 the fair value of employee stock options grants was estimated using the Black – Scholes model with the following assumptions:

Three Months Ended April 30,
2015
Stock Options:
Expected volatility	61%-62%
Expected term (in years)	5.9-6.1
Risk-free interest rate	1.6%-1.8%
Dividend yield	— %

The Company did not have an ESPP during the three months ended April 30, 2015. For the three months ended April 30, 2016 the fair value of the Company’s employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

Three Months Ended April 30,
2016
ESPP:
Expected volatility	44%-50%
Expected term (in years)	0.5-2.0
Risk-free interest rate	0.5%-1.0%
Dividend yield	— %

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Early Exercise of Common Stock

During the three months ended April 30, 2016, the Company issued 68,504 shares of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of April 30, 2016 and January 31, 2016, the aggregate proceeds from exercises of common stock options subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.1 million and $0.2 million, respectively.

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended April 30, 2016 and 2015, primarily due to unbenefited domestic losses. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

At April 30, 2016, the Company had unrecognized tax benefits of $1.3 million, none of which would currently affect the Company's effective tax rate, if recognized due to the Company's net deferred tax assets being offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2016 will significantly increase or decrease within the next 12 months. There was no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2016.

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

Note 11. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO on July 22, 2015, all outstanding convertible preferred stock was converted to common stock and are included in the weighted average number of common shares used to compute net loss per share from the conversion date.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended April 30,
	2016	2015
Numerator
Net loss	$(3,956)	$(3,935)
Denominator
Weighted-average common shares for basic and diluted net loss per share	17,059,986	2,591,241
Basic and diluted net loss per share	$(0.23)	$(1.52)

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three Months Ended April 30,
	2016	2015
Options to purchase common stock	2,021,467	1,956,293
Employee stock purchase plan	304,400	—
Convertible preferred stock	—	8,595,217
Restricted stock units	2,371,355	—
Warrants to purchase convertible preferred stock	—	192,009
Warrants to purchase common stock	97,931	87,828
Common stock subject to repurchase	103,538	423,572
Potential shares excluded from diluted net loss per share	4,898,691	11,254,919

12. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million and $0.1 million for the three months ended April 30, 2016 and 2015, respectively.

13. Subsequent Event

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief.  We have not yet been served with the complaint, and we plan to contest the claim vigorously.  Based upon our brief preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, although the outcome of any litigation can never be certain.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities Exchange Commission or SEC on April 13, 2016. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Our total revenue increased from $19.9 million in the three months ended April 30, 2015 to $24.5 million in the three months ended April 30, 2016, representing 23% growth in total revenue. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(4.0) million and $(3.9) million during the three months ended April 30, 2016 and 2015, respectively.

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

Our core users as of April 30, 2016 and 2015 are approximately as follows:

	As of April 30,
	2016	2015
Core Users	835,000	678,000

The increase in our core users was primarily due to the increases in our Ooma Telo customers and small business customers.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of April 30, 2016 and 2015 is approximately as follows:

	As of April 30,
	2016	2015
	(In thousands)
Annualized Exit Recurring Revenue	$81,388	$60,827

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

The Annual Net Dollar Subscription Retention Rate as of April 30, 2016 and 2015 is as follows:

	As of April 30,
	2016	2015
Annual Net Dollar Subscription Retention Rate	102%	97%

Net Dollar Subscription Retention Rate increased year-over-year primarily due to higher growth in average revenue per user on a year-over-year basis.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest income (expense), net and other income (expense), depreciation and amortization, stock-based compensation, change in the fair value of our warrants and change in fair value of our acquisition-related contingent consideration.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•	Adjusted EBITDA does not consider the impact of stock-based compensation expense or changes in the fair value of warrants;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense (income); and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended April 30, 2016 and 2015 as follows (in thousands):

	Three Months Ended April 30,
	2016	2015
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,956)	$(3,935)
Reconciling items:
Interest and other (income) and expense, net	(86)	287
Depreciation and amortization	486	415
Stock-based compensation	2,474	551
Change in fair value of convertible preferred stock warrants	—	716
Change in fair value of acquisition-related contingent consideration	—	81
Adjusted EBITDA	$(1,082)	$(1,885)

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

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to increase as we continue to grow our user base.

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to remain relatively flat as we expect to continue to sell our on-premise appliances at an aggressive price point to our customers to facilitate the adoption of our platform.

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

Product and other gross margin. Product and other gross margin, which we define as product and other revenue minus cost of product and other revenue expressed as a percentage of product and other revenue, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an aggressive price point to our customers to facilitate the adoption of our platform. We therefore expect our product and other gross margin to continue to be slightly negative for the foreseeable future.

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

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. Excluding stock-based compensation expense, we expect our general and administrative expenses to remain relatively flat going forward.

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2016	2015
Revenue:
Subscription and services	$21,490	$15,576
Product and other	2,969	4,276
Total revenue	24,459	19,852
Cost of revenue:
Subscription and services	7,271	5,624
Product and other	3,539	4,207
Total cost of revenue (1)	10,810	9,831
Gross profit	13,649	10,021
Operating expenses:
Sales and marketing (1)	8,095	5,895
Research and development (1)	5,741	4,097
General and administrative (1)	3,855	2,961
Total operating expenses	17,691	12,953
Loss from operations	(4,042)	(2,932)
Interest income (expense), net	64	(285)
Change in fair value of warrants	—	(716)
Other income (expense), net	22	(2)
Net loss	$(3,956)	$(3,935)
(1) Includes stock-based compensation expense as follows (in thousands):
Stock-based compensation:
Total cost of revenue	$235	$58
Sales and marketing	326	56
Research and development	944	217
General and administrative	969	220
Total stock-based compensation	$2,474	$551

Percentage of Total Revenues:

	Three Months Ended April 30,
	2016	2015
Revenue:
Subscription and services	88%	78%
Product and other	12	22
Total revenue	100	100
Cost of revenue:
Subscription and services	30	28
Product and other	14	21
Total cost of revenue	44	49
Gross profit	56	51
Operating expenses:
Sales and marketing	33	30
Research and development	23	21
General and administrative	16	15
Total operating expenses	72	66
Loss from operations	(16)	(15)
Interest income (expense), net	—	(1)
Change in fair value of warrants	—	(4)
Other income (expense), net	—	—
Net loss	(16%)	(20%)

Comparison of the three months ended April 30, 2016 and 2015 (in thousands):

Revenue

	Three Months Ended April 30,
	2016	2015	$ Change	% Change
Revenue:
Subscription and services	$21,490	$15,576	$5,914	38%
Product and other	2,969	4,276	(1,307)	(31%)
Total revenue	$24,459	$19,852	$4,607	23%

Percentage of revenue:
Subscription and services	88%	78%
Product and other	12%	22%
Total	100%	100%

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Our total revenue increased by $4.6 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $5.9 million, primarily due to a 23% growth in our core users, which increased to approximately 835,000 as of April 30, 2016 from approximately 678,000 core users as of April 30, 2015. In addition to the increase in our core users, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased to $24.36 for the three months ended April 30, 2016 from $22.42 for the three months ended April 30, 2015.

Our product and other revenue decreased during the three months ended April 30, 2016 as compared to three months ended April 30, 2015. During the three months ended April 30, 2015, we experienced a large, non-recurring order by one of our customers, which was not repeated during the three months ended April 30, 2016 and was the primary driver for the decrease in product revenue. In addition, the decrease in product and other revenue was also due to lower average selling prices as we continued to sell our on-premise appliances at an aggressive price to our customers.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2016	2015	$ Change	% Change
Cost of revenues:
Subscription and services	$7,271	$5,624	$1,647	29%
Product and other	3,539	4,207	(668)	(16%)
Total cost of revenue	$10,810	$9,831	$979	10%
Gross profit:
Subscription and services	$14,219	$9,952	4,267	43%
Product and other	(570)	69	(639)	*NM
Total gross profit	$13,649	$10,021	$3,628	36%
Gross margin:
Subscription and services	66%	64%
Product and other	(19%)	2%
Total gross margin	56%	50%

*	Percentage is not meaningful

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Total gross margin increased to 56% for the three months ended April 30, 2016 from 50% for the three months ended April 30, 2015 primarily due to higher subscription and other services revenue which was offset in part by decrease in product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $3.6 million for the three months ended April 30, 2016, as compared to three months ended April 30, 2015, due to an increase in subscription and services gross profit of $4.3 million as the number of core users increased by 23% year-over-year, which was offset in part by a decrease in product and other gross profit of $0.6 million.

The increase in cost of subscription and services revenue of $1.6 million was primarily due to an increase of $0.6 million increase in data storage and telecom costs, an increase in personnel and consultant costs of $0.3 million due to increase in headcount, an increase in depreciation and facilities related costs of $0.3 million, an increase in credit processing fees of $0.2 million and an increase in stock-based compensation of $0.1 million.

The decrease of $0.7 million in cost of product and other revenue was primarily driven from a decrease in the number of on-premise appliances and end-point devices sold for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015.

Operating Expenses

	Three Months Ended April 30,
	2016	2015	$ Change	% Change
Operating expenses:
Sales and marketing	$8,095	$5,895	$2,200	37%
Research and development	5,741	4,097	1,644	40%
General and administrative	3,855	2,961	894	30%
Total operating expenses	$17,691	$12,953	$4,738	37%

Sales and Marketing

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Sales and marketing expenses increased $2.2 million in the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. The increase was due to $1.0 million increase in personnel and consultant expenses primarily driven by increased headcount and growth in business, $0.8 million increase in marketing activities and $0.3 million increase in stock based compensation expense.

Research and Development

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Research and development expenses increased $1.6 million in the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. The increase was due to $0.8 million increase in personnel and consultant expenses primarily due to increased headcount and $0.7 million increase in stock-based compensation expense.

General and Administrative

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

General and administrative expenses increased $0.9 million in the three months ended April 30, 2016 as compared to the three months ended April 30, 2015. The increase was due to an increase of $0.8 million increase in stock-based compensation and $0.1 million primarily due to professional services and other expenses related to operating as a public company.

Other Expense, net

	Three Months Ended April 30,
	2016	2015	$ Change	% Change
Other income (expense):
Interest income (expense), net	$64	$(285)	$349	*NM
Change in fair value of warrants	—	(716)	716	*NM
Other income (expense)	22	(2)	24	*NM
Total other income (expense)	$86	$(1,003)	$1,089	*NM

*	Percentage is not meaningful

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015

Other income (expense) is comprised mainly of interest expense related to the outstanding debt and the change in the fair value of warrants. For the three months ended April 30, 2016, the interest expense decreased $0.3 million as compared to three months ended April 30, 2015 due to the payoff of outstanding debt in July 2015. The decrease was also attributed to the conversion of preferred stock warrants into common stock and the cash settlement of a warrant during the second quarter of fiscal 2016; these warrants were fair valued during the three months ended April 30, 2015 which resulted in $0.7 million expense.

Liquidity and Capital Resources

As of April 30, 2016 we had $53.7 million of cash and cash equivalents and short-term investments. To date we have funded our operations through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.  In April 2015, we raised $5.0 million, net in proceeds from sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold 5.0 million shares at $13.00 per share which resulted in net proceeds of $56.9 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.6 million in offering costs. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock.

We believe that our existing cash and cash equivalents and short-term investments and $12.0 million funds available under our existing Revolver agreement will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2016	2015
Net cash (used in) provided by operating activities	$(1,245)	$1,371
Net cash used in investing activities	(17,081)	(408)
Net cash (used in) provided by financing activities	(105)	3,539
Net (decrease) increase in cash and cash equivalents	$(18,431)	$4,502

Net Cash (Used in) Provided by Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2016	2015
Net Loss	$(3,956)	$(3,935)
Add back non-cash charges	2,960	1,807
Net loss before non-cash charges	(996)	(2,128)
Decrease (increase) in inventories	1,103	(195)
Decrease in deferred inventory costs	172	1,311
(Decrease) increase in accounts payable and accrued expenses	(1,373)	2,105
Decrease in accounts receivable	587	1,927
Decrease in deferred revenue	(608)	(2,084)
Others	(130)	435
Net cash (used in) provided by operating activities	$(1,245)	$1,371

For the three months ended April 30, 2016, our net loss of $4.0 million included non-cash charges of $3.0 million primarily related to $2.5 million of stock-based compensation and $0.5 million of depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2016 included:

•	a decrease of $1.1 million in inventory primarily due to usage of raw material and finished goods
•	a decrease of $0.2 million of deferred inventory costs and a decrease of $0.6 million in deferred revenue was primarily due to lower inventory levels at channel partners
•	a decrease of $1.4 million of accounts payable and accrued liabilities due to the timing of payments and invoices
•	a decrease of $0.6 million in accounts receivable primarily due to the timing of billings to our channel partners

For the three months ended April 30, 2015, our net loss of $3.9 million included non-cash charges of $1.8 million primarily related to $0.6 million of stock-based compensation; $0.4 million of depreciation and amortization expense and $0.8 million of expense due to change in fair value of preferred warrant liability and acquisition-related contingent consideration. Operating asset and liability changes for the three months ended April 30, 2015 included:

•	an increase of $0.2 million in inventory primarily due to the mix of purchase and usage of raw material and finished goods
•	a decrease of $1.3 million of deferred inventory costs and a decrease of $2.1 million in deferred revenue was primarily due to lower inventory levels at channel partners
•	an increase of $2.1 million of accounts payable and accrued liabilities due to the timing of payment of invoices primarily related to our IPO
•	a decrease of $1.9 million in accounts receivable primarily due to the timing of billings to our channel partners

Net Cash Used in Investing Activities

Our investing activities primarily include capital expenditures for property and equipment purchases and purchase of short-term investments. Our capital expenditures have primarily been for general business purposes, including leasehold improvements as we have expanded our office space to accommodate our growth in headcount, computer equipment used internally, and expansion of our network operations centers.

For the three months ended April 30, 2016 we used $17.1 million in investing activities primarily for purchases of short-term investments of $19.3 million and purchases of equipment of $0.3 million, this was offset by proceeds from maturity of short-term investments of $2.5 million.

For the three months ended April 30, 2015 we used $0.4 million in investing activities primarily for the purchase of property and equipment.

Net Cash (Used in) Provided by Financing Activities

Cash generated from financing activities includes proceeds from our issuance of common stock following employee stock option exercises, issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes repayment of debt, payment of preferred warrant liability and payment of acquisition related earn-out.

During the three months ended April 30, 2016, financing activities used $0.1 million of cash. During the three months ended April 30, 2016, we received $0.6 million in proceeds from the exercise of options and warrants and issuance of common stock under our employee stock purchase plan offset by repayment of $0.6 million of capital lease obligations and $0.1 million of acquisition-related earn-out.

During the three months ended April 30, 2015, financing activities provided $3.5 million of cash. During the three months ended April 30, 2015, we generated cash of $5.0 million from issuance of Series Beta preferred stock, net offset by repayment of $0.5 million of outstanding debt, payment of $0.5 million of IPO related expenses and payment of $0.5 million of acquisition-related earn-out.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of April 30, 2016 (in thousands):

		Less Than
	Total	1 Year	1-3 Years
Operating lease obligations	2,820	1,354	1,466
Total	$2,820	$1,354	$1,466

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements. Capital lease obligations represent our obligation to make payments for equipment that we have leased and operating lease obligations represent our obligations to make payments under the lease agreements for our facilities.

As of April 30, 2016, non-cancelable purchase commitments with our contract manufacturers were $2.6 million.

As of April 30, 2016, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three months ended April 30, 2016 and 2015, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.7 million and $55.4 million as of April 30, 2016 and January 31, 2016, respectively. Our cash and cash equivalents are held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        Deep Green Wireless Litigation

         On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief.  We have not yet been served with the complaint, and we plan to contest the claim vigorously.  Based upon our brief preliminary investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, although the outcome of any litigation can never be certain.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against Ooma, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016 all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaints purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus we filed with the Securities and Exchange Commission (the “SEC”). The consolidated complaint alleges that Ooma and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. Ooma believes that the plaintiffs’ claims are without merit and we are vigorously defending against the Securities Litigations and will continue to do so. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Securities Litigation is not reasonably estimable.

Berks County Litigation

On January 21, 2016 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Please naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that we must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016 the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to continue vigorously defending this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Berks County Litigation is not reasonably estimable.

Alabama Litigation

On November 12, 2015 the Alabama Statewide 9-1-1 Board filed a lawsuit in the Circuit Court of Montgomery, Alabama against the Company (the “Alabama Litigation”). The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Alabama Emergency Telephone Services Act (the “AETS Act”). The plaintiff seeks a declaratory judgment that we must comply with the AETS Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. The Company believes that the Commerce Clause of the United States Constitution bars the application of the AETS Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Alabama, and therefore the plaintiff’s claims are without merit. The Company filed an answer to the Alabama complaint on April 15, 2016 and will continue vigorously defending this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Alabama Litigation is not reasonably estimable.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. Other than the Securities Litigation, Berks County Litigation and the Alabama Litigation we are currently are not a party to any material litigation or other proceedings, and as of April 30, 2016, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

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

We have incurred substantial net losses since our inception, including net losses of approximately $4.0 million and $3.9 million for the three months ended April 30, 2016 and 2015, respectively. We had an accumulated deficit of $68.8 million as of April 30, 2016. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 73% of our revenue from Ooma Telo for the three months ended April 30, 2016. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes eight issued U.S. patents, which we expect to expire between 2028 and 2033. We also have 13 patent applications pending for examination in the U.S. and five patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At April 30, 2016, we had 17,190,777 shares of common stock outstanding of which 9,201,391 shares were freely tradable.

Certain holders of common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements we may file for ourselves or our stockholders.  In addition, we have registered shares of common stock which we may issue under our 2015 Stock Plan and 2015 Employee Stock Purchase Plan and they may be sold freely in the public market upon issuance.

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

As of April 30, 2016, Worldview Technology Partners beneficially owned approximately 39% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

The Company, its directors, and certain officers have been named as defendants in three related securities class actions (“the Securities Litigations”).  See Item 1 (“Legal Proceedings”) for a detailed description of the Securities Litigations and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigations. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigations. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigations, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigations may cause burdens and distractions to the Company’s management.  Any adverse judgments, settlements, or consequences of the Securities Litigations could have a material, adverse effect on the Company’s business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share, for aggregate net proceeds of $56.9 million, after deducting $4.5 million underwriters’ discounts and commissions and $3.6 million of offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock. The remaining proceeds have been invested in money market funds and short-term investments as of April 30, 2016.

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

Ooma, Inc.
Date: June 9, 2016	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)