Form 10-Q
period 2016-07-31
OOMA INC
filed 2016-09-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 31, 2016, there were 17,403,580 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	July 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,712	$27,413
Short-term investments	47,126	27,991
Accounts receivable, net	4,478	5,609
Inventories	4,564	5,011
Deferred inventory costs	2,037	2,013
Prepaid expenses and other current assets	1,637	1,318
Total current assets	66,554	69,355
Property and equipment, net	4,478	4,291
Intangible assets, net	703	885
Goodwill	1,117	1,117
Other assets	307	888
Total assets	$73,159	$76,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,493	$4,786
Accrued expenses	10,805	13,010
Short-term capital lease	—	632
Deferred revenue	15,134	15,036
Total current liabilities	31,432	33,464
Other liabilities	225	182
Total liabilities	31,657	33,646
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.0001 par value: 100,000,000 shares authorized; no shares issued and outstanding on July 31, 2016 and January 31, 2016, respectively.	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 17,399,272 and 16,916,250 shares issued and outstanding on July 31, 2016 and January 31, 2016, respectively.	2	2
Additional paid-in capital	113,562	107,679
Accumulated other comprehensive income	42	17
Accumulated deficit	(72,104)	(64,808)
Total stockholders’ equity	41,502	42,890
Total liabilities and stockholders’ equity	$73,159	$76,536

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	$22,417	$17,449	$43,907	$33,025
Product and other	3,077	3,687	6,046	7,963
Total revenue	25,494	21,136	49,953	40,988
Cost of revenue:
Subscription and services	7,444	6,310	14,715	11,934
Product and other	3,501	3,583	7,040	7,790
Total cost of revenue	10,945	9,893	21,755	19,724
Gross profit	14,549	11,243	28,198	21,264
Operating expenses:
Sales and marketing	8,578	6,813	16,673	12,708
Research and development	5,839	4,284	11,580	8,381
General and administrative	3,545	3,206	7,400	6,167
Total operating expenses	17,962	14,303	35,653	27,256
Loss from operations	(3,413)	(3,060)	(7,455)	(5,992)
Other income (expense):
Interest income (expense), net	100	(607)	164	(892)
Change in fair value of warrants	—	274	—	(442)
Other (expense) income, net	(27)	(10)	(5)	(12)
Net loss	$(3,340)	$(3,403)	$(7,296)	$(7,338)
Net loss per share of common stock:
Basic and diluted	$(0.19)	$(0.80)	$(0.42)	$(2.14)
Weighted-average number of shares used in per share amounts:
Basic and diluted	17,280,985	4,233,193	17,180,671	3,422,521

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015
Net loss	$(3,340)	$(3,403)	$(7,296)	$(7,338)
Other comprehensive income
Unrealized gain on short-term investments, net	12	—	25	—
Comprehensive loss	$(3,328)	$(3,403)	$(7,271)	$(7,338)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,	July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,296)	$(7,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,873	1,289
Depreciation and amortization	822	670
Amortization of intangible assets	182	197
Write-off of non-cash deferred debt issuance costs	—	332
Other non-cash (income) expense, net	(3)	64
Change in fair value of acquisition-related contingent consideration	—	124
Change in fair value of warrant liability	—	442
Changes in operating assets and liabilities:
Accounts receivable, net	1,131	(529)
Inventories	447	860
Deferred inventory costs	(24)	558
Prepaid expenses and other assets	217	(178)
Accounts payable and accrued expenses	(1,087)	3,293
Other liabilities	(22)	(62)
Deferred revenue	176	(372)
Net cash used in operating activities	(584)	(650)
Cash flows from investing activities:
Purchases of short-term investments	(33,115)	—
Proceeds from maturity of short-term investments	10,950	—
Proceeds from sale of short-term investments	3,016	—
Purchases of property and equipment	(1,030)	(866)
Net cash used in investing activities	(20,179)	(866)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	58,848
Proceeds from Series Beta preferred stock, net	—	5,000
Repayment of debt and capital leases	(628)	(11,294)
Payment of acquisition related earn-out	(100)	(475)
Payment of preferred warrant liability	—	(584)
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	790	61
Net cash provided by financing activities	62	51,556
Net (decrease) increase in cash and cash equivalents	(20,701)	50,040
Cash and cash equivalents at beginning of period	27,413	9,133
Cash and cash equivalents at end of period	$6,712	$59,173

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, those related to revenue recognition, the allowance for returns, stock-based compensation and warrants, valuation of goodwill and intangible assets, inventory valuation, regulatory fees and indirect tax accruals, accounting for income taxes including valuation allowances and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature; therefore, actual results could differ from management’s estimates.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended January 31, 2016.

Concentration of Risk

The concentration of accounts receivable as of July 31, 2016 and January 31, 2016, respectively are as follows:

	As of
	July 31, 2016	January 31, 2016
Customer A	16%	13%

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no customers that individually exceeded 10% of revenue during the three and six months ended July 31, 2016 and 2015.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standard Board (“FASB”) issued accounting standards update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments, which improves financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the new standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The Company’s financial instruments consist of Level 1, Level 2 assets and Level 3 liabilities.

As of January 31, 2016, the Level 3 liabilities consisted of acquisition-related contingent consideration. During the first quarter of fiscal 2017, this liability was settled in cash and issuance of shares of common stock.

There were no transfers into or out of the Level 3 category during the six months ended July 31, 2016.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of July 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$2,970	$—	$—	$2,970
Total cash equivalents	$2,970	$—	$—	$2,970
Cash				3,742
Total Cash and cash equivalents				$6,712

Short-term investments:
Corporate debt securities	$—	$10,408	$—	$10,408
Commercial paper	—	10,122	—	10,122
U.S. agency securities	7,625	—	—	7,625
U.S. government securities	17,170	—	—	17,170
Asset-backed securities	—	1,801	—	1,801
Total short-term investments	$24,795	$22,331	$—	$47,126

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,462	$—	$—	$3,462
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$3,462	$3,499	$—	$6,961
Cash				20,452
Total Cash and cash equivalents				$27,413

Short-term investments:
Corporate debt securities	$—	$7,845	$—	$7,845
Commercial paper	—	4,986	—	4,986
U.S. agency securities	—	7,666	—	7,666
U.S. government securities	7,494	—	—	7,494
Total short-term investments	$7,494	$20,497	$—	$27,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$288	$288
Total liabilities	$—	$—	$288	$288

Changes in the Level 3 fair value category for the periods presented were as follows (in thousands):

Acquisition-Related Contingent Consideration
Balance at January 31, 2016	$288
Payout of consideration	(123)
Issuance of shares	(165)
Balance at July 31, 2016	$—

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Short-term Investments

Short-term investments consisted of the following (in thousands):

	As of July 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$10,408	$(3)	$3	$10,408
Commercial paper	10,122	—	—	10,122
U.S. agency securities	7,613	—	12	7,625
U.S. government securities	17,140	—	30	17,170
Asset-backed securities	1,801	—	—	1,801
Total short-term investments	$47,084	$(3)	$45	$47,126

	As of January 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$7,851	$(6)	$—	$7,845
Commercial paper	4,985	—	1	4,986
U.S. agency securities	7,661	—	5	7,666
U.S. government securities	7,477	—	17	7,494
Total short-term investments	$27,974	$(6)	$23	$27,991

The gross realized gains and losses related to the Company’s short-term investments were not material for the three and six months ended July 31, 2016. The Company did not have any gross realized gains or gross realized losses for the three and six months ended July 31, 2015.

The cost basis and fair value of the short-term investments by contractual maturity were as follows (in thousands):

	As of July 31, 2016		As of January 31, 2016
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$39,357	$39,375	$19,143	$19,145
Over one year and less than two years	7,727	7,751	8,831	8,846
Total	$47,084	$47,126	$27,974	$27,991

Prior to fiscal 2016 the Company held all its cash in cash and money market funds.

Investments in an unrealized loss position consisted of the following (in thousands):

	As of July 31, 2016		As of January 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$10,408	$(3)	$7,845	$(6)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of July 31, 2016 and January 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

4. Balance Sheet Components

Inventories

The components of inventories were as follows (in thousands):

	July 31,	January 31,
	2016	2016
Finished goods	$4,162	$4,633
Raw material	402	378
Total inventory	$4,564	$5,011

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	July 31,	January 31,
	2016	2016
Deferred revenue:
Subscription and services	$12,771	$11,954
Product and other	2,477	3,118
Total deferred revenue	15,248	15,072
Less: current portion of deferred revenue	15,134	15,036
Deferred revenue, noncurrent portion included in other liabilities	$114	$36

Accrued Expenses

The components of accrued expenses were as follows (in thousands):

	July 31,	January 31,
	2016	2016
Accrued regulatory fees and taxes	$4,921	$5,216
Accrued payroll and related expenses	3,286	3,559
Acquisition-related contingent consideration-current portion	—	288
Other accrued expenses	2,598	3,947
Total accrued expenses	$10,805	$13,010

5. Debt

In April 2012, the Company entered into a secured debt agreement (“Term Debt”) with its current lender, with original maturity of September 2015. In December 2012, the Company amended the secured debt agreement, adding a revolving line of credit (“the Revolver”) with original maturity of December 2014. In July 2014, the Company entered into an amended agreement to extend the maturity date of the Revolver until July 2016. In July 2015, the Company paid off the outstanding balance of $5.3 million under the Term Debt and the Revolver using a portion of the IPO proceeds. Effective as of July 21, 2016, the Company entered into an amended agreement to extend the maturity of the Revolver to August 2016.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new term loan (“Term Loan”) of up to $10.0 million. The original maturity date of the Term Loan was January 2018. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. As of July 31, 2016, these warrants remained outstanding. In July 2015, the Company repaid the outstanding Term Loan of $5.0 million using a portion of the IPO proceeds.

As of July 31, 2016, the amount available under the Revolver agreement was $12.0 million. The interest rate on the Revolver is 2.75% above the prime rate (3.5% at July 31, 2016). The Revolver includes a financial covenant in which the Company is required to have a certain number of subscribers at the end of each quarter. Additionally, the Company has certain non-financial covenants in connection with the borrowings. As of July 31, 2016 and January 31, 2016, the Company was in compliance with all the covenants under the Revolver agreement.

Total interest expense recognized was zero and $0.6 million for the three months ended July 31, 2016 and 2015, respectively, and $18,000 and $0.9 million for the six months ended July 31, 2016 and 2015, respectively. Total amortization of debt issuance costs recognized was zero and $20,000 for the three months ended July 31, 2016 and 2015, respectively, and zero and $64,000 for the six months ended July 31, 2016 and 2015, respectively. Interest expense for the three and six months ended July 31, 2015 also included $0.3 million write-off of non-cash deferred issuance costs due to the repayment by the Company of the outstanding debt in July 2015.

As of January 31, 2016, debt on the consolidated balance sheet related to equipment acquired under capital lease was $0.6 million, which was repaid by the Company in April 2016. As of July 31, 2016, the Company did not have any outstanding debt.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Convertible Preferred Stock Warrant Liability

In December 2010 the Company issued a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock. The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo model or IPO pricing on payout. During the three and six months ended July 31, 2015, the Company recorded a remeasurement gain (loss) of $0.1 million and $(0.1) million, respectively, in other income (expense) in the condensed consolidated statement of operations. Upon the completion of the IPO, the fair value of the warrant was determined to be $0.6 million. The warrant was cash settled and the Company paid $0.6 million to the warrant holder from the IPO proceeds.

In May and June 2009, the Company issued warrants to purchase 55,696 shares of Series Alpha convertible preferred stock. These warrants were initially measured at their fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrants were determined using the Black Scholes model. During the three and six months ended July 31, 2015, the Company recorded a remeasurement gain (loss) of $0.1 million and $(0.1) million, respectively, in other income (expense) in the condensed consolidated statement of operations. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.4 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock in connection with a debt agreement with a lender. The Company recorded the warrants as a derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. During the three and six months ended July 31, 2015, the Company recorded a remeasurement loss of $0.1 million and $0.3 million, respectively, in the condensed consolidated statement of operations. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock on a 1:1 basis. During the fourth quarter of fiscal 2016, the lender net exercised warrants to purchase 66,026 shares of Series Alpha convertible stock at an exercise price of $4.70 per share to 21,421 shares of common stock.

The Company did not have any outstanding warrants to purchase convertible preferred stock as of July 31, 2016 and January 31, 2016.

7. Commitments and Contingencies

The Company leases office space in Palo Alto and Newark, California under operating leases. As of July 31, 2016, the Company had $2.1 million outstanding under operating leases with lease periods expiring through February 2018.

In January 2015, the Company entered into a capital lease for computer equipment that was scheduled to mature in December 2016 with the right to purchase the equipment at maturity for one dollar. The Company repaid the outstanding balance of $0.6 million in April 2016.

Rent expense was $0.6 million and $0.4 million for the three months ended July 31, 2016 and 2015, respectively, and $1.1 million and $0.8 million for the six months ended July 31, 2016 and 2015, respectively.

As of July 31, 2016, non-cancelable purchase commitments were $2.2 million.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of July 31, 2016, the Company had 17,399,272 shares of common stock outstanding which included the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding.

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

As of July 31, 2016, the Company had 784,076 shares available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). A maximum of 441,165 shares were initially authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. In April 2016, an additional 341,793 shares were authorized for future issuance. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During the six months ended July 31, 2016, there was a purchase of 116,629 shares at a purchase price of $5.01 per share in March 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 15, 2016 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing offering period resulted in an accounting modification and accordingly, recorded $0.3 million of incremental compensation charge to be recognized over the remaining life of the ESPP offering period. The Company recorded stock-based compensation related to the ESPP of $0.3 million and $18,000, respectively, for the three months ended July 31, 2016 and 2015, and $0.5 million and $18,000, respectively, for the six months ended July 31, 2016 and 2015.

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

Summary of option activity under the Company’s 2005 Plan and 2015 Plan for the six months ended July 31, 2016 is set forth below:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance, January 31, 2016	2,087,584	$5.59	7.9	$4,843
Options granted
Options exercised	(167,224)	1.23
Options canceled	(50,577)	12.15
Balance, July 31, 2016	1,869,783	$5.81	7.5	$6,456
Vested and exercisable, July 31, 2016	865,958	$4.03	6.4	$4,368
Vested and expected to vest, July 31, 2016	1,819,919	$5.75	7.4	$6,360

The aggregate intrinsic value in the table above represents the difference between the exercise price of the options to purchase common stock and the Company’s closing stock price of $8.50 as of July 31, 2016. The aggregate intrinsic value of options exercised for the three months ended July 31, 2016 and 2015 was $0.6 million and $0.5 million, respectively, and $1.0 million and $0.6 million for the six months ended July 31, 2016 and 2015, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to employees, non-employee board members and consultants. These RSUs are subject to a time-based vesting condition, which ranges from one to four years.

A summary of the Company’s RSU activity and related information for the six months ended July 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	1,056,905	$9.60	1.43	$7,176
RSUs granted	1,458,800	7.08
RSUs vested	(79,805)	12.09
RSUs canceled	(82,050)	8.10
Balance as of July 31, 2016	2,353,850	$7.73	1.44	$20,008

Common Stock Warrants

As of July 31, 2016, the Company had warrants to purchase 97,931 shares of common stock with exercise prices ranging from $4.70 to $6.04 per share. These common warrants have expiration dates through January 2025.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Total cost of revenue	$243	$65	$478	$123
Sales and marketing	355	73	681	129
Research and development	863	239	1,807	456
General and administrative	938	361	1,907	581
Total stock-based compensation expense	$2,399	$738	$4,873	$1,289

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Stock options	$630	$691	$1,314	$1,242
Restricted stock units	1,512	29	3,020	29
Employee stock purchase plan	257	18	539	18
Total stock-based compensation expense	$2,399	$738	$4,873	$1,289

As of July 31, 2016, there was $4.4 million, $13.6 million and $1.3 million of unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 2.1 years, 2.9 years and 0.9 years, respectively.

Total outstanding non-employee stock options were 50,720 and 87,199 at July 31, 2016 and 2015, respectively. The total outstanding non-employee RSUs were 85,250 at July 31, 2016. There were no outstanding non-employee RSUs at July 31, 2015. The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company did not grant any stock options during the six months ended July 31, 2016. For the three and six months ended July 31, 2015 the fair value of employee stock options grants was estimated using the Black–Scholes model with the following assumptions:

	Three Months Ended July 31,	Six Months Ended July 31,
	2015	2015
Stock Options:
Expected volatility	54%-59%	54%-62%
Expected term (in years)	5.3-6.1	5.3-6.1
Risk-free interest rate	1.7%-1.9%	1.6%-1.9%
Dividend yield	— %	— %

For the three and six months ended July 31, 2016 and 2015 the fair value of the Company’s employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
ESPP:
Expected volatility	44%-50%	35%-43%	44%-50%	35%-43%
Expected term (in years)	0.5-2.0	0.7-2.2	0.5-2.0	0.7-2.2
Risk-free interest rate	0.5%-1.0%	0.1%-0.7%	0.5%-1.0%	0.1%-0.7%
Dividend yield	— %	— %	— %	— %

Early Exercise of Common Stock

During the three and six months ended July 31, 2016, the Company issued 29,485 shares and 97,989 shares of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. During the three and six months ended July 31, 2016, 1,771 common stock options were early exercised prior to their vesting. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of July 31, 2016 and January 31, 2016, the aggregate proceeds from exercises of common stock options subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.1 million and $0.2 million, respectively.

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended July 31, 2016 and 2015. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of July 31, 2016, the Company had unrecognized tax benefits of $1.3 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2016 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Numerator
Net loss	$(3,340)	$(3,403)	$(7,296)	$(7,338)
Denominator
Weighted-average common shares for basic and diluted net loss per share	17,280,985	4,233,193	17,180,671	3,422,521
Basic and diluted net loss per share	$(0.19)	$(0.80)	$(0.42)	$(2.14)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three and Six Months Ended July 31,
	2016	2015
Options to purchase common stock	1,869,783	2,185,018
Employee stock purchase plan	304,400	235,097
Restricted stock units	2,353,850	—
Warrants to purchase common stock	97,931	163,955
Common stock subject to repurchase	79,053	335,114
Potential shares excluded from diluted net loss per share	4,705,017	2,919,184

12. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million and $0.1 million for the three months ended July 31, 2016 and 2015, respectively, and $0.2 million and $0.1 million for the six months ended July 31, 2016 and 2015, respectively.

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

Our total revenue increased from $21.1 million in the three months ended July 31, 2015 to $25.5 million in the three months ended July 31, 2016, representing 21% growth in total revenue. In the six months ended July 31, 2016, our total revenue increased to $50.0 million compared to $41.0 million in the six months ended July 31, 2015, representing 22% growth. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(3.3) million and $(3.4) million during the three months ended July 31, 2016 and 2015, respectively, and $(7.3) million during each of the six months ended July 31, 2016 and 2015, respectively.

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

Our core users as of July 31, 2016 and 2015 are approximately as follows:

	As of July 31,
	2016	2015
Core Users	869,000	717,000

The increase in our core users was primarily due to the increases in our Ooma Telo customers and small business customers.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of July 31, 2016 and 2015 is approximately as follows:

	As of July 31,
	2016	2015
	(In thousands)
Annualized Exit Recurring Revenue	$83,937	$66,922

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

The Annual Net Dollar Subscription Retention Rate as of July 31, 2016 and 2015 is as follows:

	As of July 31,
	2016	2015
Annual Net Dollar Subscription Retention Rate	97%	96%

Net Dollar Subscription Retention Rate remained relatively flat year-over-year.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income (expense), net, depreciation and amortization, stock-based compensation, change in fair value of our warrants, change in fair value of our acquisition-related contingent consideration and write-off of non-cash deferred debt issuance costs.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation expense, change in fair value of warrants, change in fair value of acquisition-related contingent consideration or write-off of non-cash deferred debt issuance costs;

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three and six months ended July 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,340)	$(3,403)	$(7,296)	$(7,338)
Reconciling items:
Interest and other (income) and expense, net	(73)	285	(159)	572
Depreciation and amortization	387	354	734	670
Amortization of intangibles	85	98	182	197
Stock-based compensation	2,399	738	4,873	1,289
Change in fair value of convertible preferred stock warrants	—	(274)	—	442
Change in fair value of acquisition-related contingent consideration	—	43	—	124
Write-off of non-cash deferred debt issuance costs	—	332	—	332
Adjusted EBITDA	$(542)	$(1,827)	$(1,666)	$(3,712)

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

Product and other gross margin. Product and other gross margin, which we define as product and other revenue minus cost of product and other revenue expressed as a percentage of product and other revenue, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an aggressive price point to our customers to facilitate the adoption of our platform. We therefore expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	$22,417	$17,449	$43,907	$33,025
Product and other	3,077	3,687	6,046	7,963
Total revenue	25,494	21,136	49,953	40,988
Cost of revenue:
Subscription and services	7,444	6,310	14,715	11,934
Product and other	3,501	3,583	7,040	7,790
Total cost of revenue (1)	10,945	9,893	21,755	19,724
Gross profit	14,549	11,243	28,198	21,264
Operating expenses:
Sales and marketing (1)	8,578	6,813	16,673	12,708
Research and development (1)	5,839	4,284	11,580	8,381
General and administrative (1)	3,545	3,206	7,400	6,167
Total operating expenses	17,962	14,303	35,653	27,256
Loss from operations	(3,413)	(3,060)	(7,455)	(5,992)
Interest income (expense), net	100	(607)	164	(892)
Change in fair value of warrants	—	274	—	(442)
Other (expense) income, net	(27)	(10)	(5)	(12)
Net loss	$(3,340)	$(3,403)	$(7,296)	$(7,338)
(1) Includes stock-based compensation expense as follows (in thousands):
Stock-based compensation:
Total cost of revenue	$243	$65	$478	$123
Sales and marketing	355	73	681	129
Research and development	863	239	1,807	456
General and administrative	938	361	1,907	581
Total stock-based compensation	$2,399	$738	$4,873	$1,289

Percentage of Total Revenues:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	88%	83%	88%	81%
Product and other	12	17	12	19
Total revenue	100	100	100	100
Cost of revenue:
Subscription and services	29	30	30	29
Product and other	14	17	14	19
Total cost of revenue	43	47	44	48
Gross profit	57	53	56	52
Operating expenses:
Sales and marketing	33	32	33	31
Research and development	23	20	23	20
General and administrative	14	15	15	15
Total operating expenses	70	68	71	66
Loss from operations	(13)	(14)	(15)	(15)
Interest income (expense), net	—	(3)	—	(2)
Change in fair value of warrants	—	1	—	(1)
Other (expense) income, net	—	—	—	—
Net loss	(13%)	(16%)	(15%)	(18%)

Comparison of the three and six months ended July 31, 2016 and 2015 (in thousands):

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue:
Subscription and services	$22,417	$17,449	$4,968	28%	$43,907	$33,025	$10,882	33%
Product and other	3,077	3,687	(610)	(17%)	6,046	7,963	(1,917)	(24%)
Total revenue	$25,494	$21,136	$4,358	21%	$49,953	$40,988	$8,965	22%

Percentage of revenue:
Subscription and services	88%	83%			88%	81%
Product and other	12%	17%			12%	19%
Total	100%	100%			100%	100%

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Our total revenue increased by $4.4 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $5.0 million, primarily due to a 21% growth in our core users, which increased to approximately 869,000 as of July 31, 2016 from approximately 717,000 core users as of July 31, 2015. In addition to the increase in our core users, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased to $24.15 for the three months ended July 31, 2016 from $23.34 for the three months ended July 31, 2015.

Our product and other revenue decreased by $0.6 million during the three months ended July 31, 2016 as compared to the three months ended July 31, 2015, primarily due to a decrease in the volume of units sold.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

Our total revenue increased by $9.0 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $10.9 million, primarily due to a growth in our core users. Our average users increased by 22% for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. In addition, our average quarterly subscription and services revenue per core user, excluding Talkatone, increased to $24.25 for the six months ended July 31, 2016 from $22.88 for the six months ended July 31, 2016.

Our product and other revenue decreased by $1.9 million during the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. The decrease was primarily due to a decrease in the volume of units sold and to a lesser extent, due to lower average selling prices as we continued to sell our on-premise appliances at an aggressive price to our customers.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues:
Subscription and services	$7,444	$6,310	$1,134	18%	$14,715	$11,934	$2,781	23%
Product and other	3,501	3,583	(82)	(2%)	7,040	7,790	(750)	(10%)
Total cost of revenue	$10,945	$9,893	$1,052	11%	$21,755	$19,724	$2,031	10%
Gross profit:
Subscription and services	$14,973	$11,139	3,834	34%	$29,192	$21,091	8,101	38%
Product and other	(424)	104	(528)	*NM	(994)	173	(1,167)	*NM
Total gross profit	$14,549	$11,243	$3,306	29%	$28,198	$21,264	$6,934	33%
Gross margin:
Subscription and services	67%	64%			66%	64%
Product and other	(14%)	3%			(16%)	2%
Total gross margin	57%	53%			56%	52%

*	Percentage is not meaningful

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Total gross margin increased to 57% for the three months ended July 31, 2016 from 53% for the three months ended July 31, 2015, primarily due to higher proportionate growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $3.3 million for the three months ended July 31, 2016 as compared to the three months ended July 31, 2015, due to an increase in subscription and services gross profit of $3.8 million which was offset by a decrease in product and other gross profit of $0.5 million.

The increase in cost of subscription and services revenue of $1.1 million was primarily due to an increase in telecom costs of $0.4 million, an increase in personnel and consultant costs of $0.3 million and an increase in credit card processing fees of $0.3 million driven by a growth in our core users.

The decrease of $0.1 million in cost of product and other revenue was primarily from a decrease in the number of on-premise appliances sold.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

Total gross margin increased to 56% for the six months ended July 31, 2016 from 52% for the six months ended July 31, 2015 primarily due to a higher proportionate growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin. The increase in subscription and services revenue was driven by an increase in core users. The increase was offset in part due to ramp up of our investments in small business services.

The total gross profit increased by $6.9 million for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015, due to an increase in subscription and services gross profit of $8.1 million which was offset by a decrease in product and other gross profit of $1.2 million.

The increase in cost of subscription and services revenue of $2.8 million was primarily due to a growth in our core users and included an increase in personnel and consultant costs of $0.8 million, an increase in telecom costs of $0.8 million, an increase in credit card processing fees of $0.5 million, an increase in telecom regulatory fees of $0.4 million and an increase in depreciation and facilities costs of $0.3 million.

The decrease of $0.8 million in cost of product and other revenue was primarily due to a decrease in the number of on-premise appliances sold for the six months ended July 31, 2016 as compared to the six months ended July 31, 2015 and a decrease in manufacturing costs of our on-premise appliances from our contract manufacturers, offset by an increase in the number end point devices sold in both our residential and our small business segments.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expenses:
Sales and marketing	$8,578	$6,813	$1,765	26%	$16,673	$12,708	$3,965	31%
Research and development	5,839	4,284	1,555	36%	11,580	8,381	3,199	38%
General and administrative	3,545	3,206	339	11%	7,400	6,167	1,233	20%
Total operating expenses	$17,962	$14,303	$3,659	26%	$35,653	$27,256	$8,397	31%

Sales and Marketing

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Sales and marketing expenses increased $1.8 million in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015. The increase was primarily due to $0.9 million increase in marketing activities, $0.6 million increase in personnel and consultant costs driven by increased headcount and growth in business, and $0.3 million increase in stock-based compensation.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

Sales and marketing expenses increased $4.0 million in the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. The increase was primarily due to $1.7 million increase in marketing activities, $1.5 million increase in personnel and consultant costs driven by increased headcount and growth in business, and $0.6 million increase in stock-based compensation.

Research and Development

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Research and development expenses increased $1.6 million in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015. The increase was primarily due to $0.8 million increase in personnel and consultant costs driven by increased headcount and $0.6 million increase in stock-based compensation.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

Research and development expenses increased $3.2 million in the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. The increase was primarily due to $1.7 million increase in personnel and consultant costs driven by increased headcount and $1.4 million increase in stock-based compensation.

General and Administrative

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

General and administrative expenses increased $0.3 million in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015. The increase was primarily due to $0.6 million increase in stock-based compensation and $0.5 million increase in professional services and other expenses related to operating as a public company; partially offset by $0.7 million decrease in consultant costs due to higher expenses in fiscal 2016 for IPO related activities.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

General and administrative expenses increased $1.2 million in the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. The increase was primarily due to $1.3 million increase in stock-based compensation and $0.8 million increase in professional services and other expenses related to operating as a public company; partially offset by $0.7 million decrease in consultant costs due to higher expenses in fiscal 2016 for IPO related activities.

Other Income (Expense), net

	Three Months Ended July 31,				Six Months Ended July 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense):
Interest income (expense), net	$100	$(607)	$707	*NM	$164	$(892)	$1,056	*NM
Change in fair value of warrants	—	274	(274)	*NM	—	(442)	442	*NM
Other (expense) income, net	(27)	(10)	(17)	*NM	(5)	(12)	7	*NM
Total other income (expense)	$73	$(343)	$416	*NM	$159	$(1,346)	$1,505	*NM

*	Percentage is not meaningful

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Other income (expense) is comprised mainly of interest income related to our short-term investments, interest expense related to the outstanding debt and change in fair value of warrants. Other income (expense) increased by $0.4 million in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015. The increase was primarily due to a decrease in interest expense of $0.6 million due to the payoff of our outstanding debt in July 2015 and an increase in interest income from our short-term investments of $0.1 million; partially offset by a decrease in fair value of warrants of $0.3 million due to the conversion of preferred stock warrants into common stock and the cash settlement of a warrant during the second quarter of fiscal 2016.

Six Months Ended July 31, 2016 Compared to Six Months Ended July 31, 2015

Other income (expense) increased by $1.5 million in the six months ended July 31, 2016 as compared to the six months ended July 31, 2015. The increase was primarily due to a decrease in interest expense of $0.9 million due to the payoff of our outstanding debt in July 2015, an increase in interest income from our short-term investments of $0.2 million and an increase in fair value of warrants of $0.4 million.

Liquidity and Capital Resources

As of July 31, 2016 we had $53.8 million of cash and cash equivalents and short-term investments. To date we have funded our operations through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.  In April 2015, we raised $5.0 million, net in proceeds from sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold 5.0 million shares at $13.00 per share which resulted in net proceeds of $56.9 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.6 million in offering costs. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended July 31,
	2016	2015
Net cash used in operating activities	$(584)	$(650)
Net cash used in investing activities	(20,179)	(866)
Net cash provided by financing activities	62	51,556
Net (decrease) increase in cash and cash equivalents	$(20,701)	$50,040

Net Cash Used in Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended July 31,
	2016	2015
Net Loss	$(7,296)	$(7,338)
Add back non-cash charges	5,874	3,118
Net loss before non-cash charges	(1,422)	(4,220)
Decrease in inventories	447	860
(Increase) decrease in deferred inventory costs	(24)	558
(Decrease) increase in accounts payable and accrued expenses	(1,087)	3,293
Decrease (increase) in accounts receivable	1,131	(529)
Increase (decrease) in deferred revenue	176	(372)
Others	195	(240)
Net cash used in operating activities	$(584)	$(650)

For the six months ended July 31, 2016, our net loss of $7.3 million included non-cash charges of $5.9 million primarily related to $4.9 million of stock-based compensation and $1.0 million of depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2016 included:

•	a decrease of $0.4 million in inventory primarily due to usage of raw material
•	an increase of $0.2 million in deferred revenue primarily due to higher inventory levels at channel partners
•	a net decrease of $1.1 million of accounts payable and accrued liabilities due to the timing of payments and invoices
•	a decrease of $1.1 million in accounts receivable primarily due to the timing of billings to our channel partners

For the six months ended July 31, 2015, our net loss of $7.3 million included non-cash charges of $3.1 million primarily related to $1.3 million of stock-based compensation; $0.9 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.6 million of expense due to change in fair value of preferred warrant liability and acquisition related contingent consideration. Operating asset and liability changes for the six months ended July 31, 2015 included:

•	a decrease of $0.9 million in inventory primarily due to usage of raw material
•	a decrease of $0.6 million of deferred inventory costs and a decrease of $0.4 million in deferred revenue primarily due to lower inventory level at channel partners
•	an increase of $3.3 million of accounts payable and accrued liabilities due the timing of payments and $1.8 million of unpaid offering costs as of July 31, 2015
•	an increase of $0.5 million in accounts receivable due to the timing of billings to our channel partners

Net Cash Used in Investing Activities

Our investing activities primarily include capital expenditures for property and equipment purchases and purchases of short-term investments. Our capital expenditures have primarily been for general business purposes, including expansion of our network operations centers, computer equipment used internally, and leasehold improvements as we have expanded our office space to accommodate our growth in headcount.

For the six months ended July 31, 2016, we used $20.2 million in investing activities for purchases of short-term investments of $33.1 million and purchases of property and equipment of $1.0 million, offset by proceeds from maturity and sale of short-term investments of $13.9 million.

For the six months ended July 31, 2015, we used $0.9 million in investing activities for purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash generated from financing activities includes proceeds from our issuance of common stock related to warrants and employee stock benefit plans, proceeds from the issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes repayment of debt and capital leases, payment of preferred warrant liability and payment of acquisition related earn-out.

During the six months ended July 31, 2016, financing activities provided $0.1 million of cash, which consisted of cash proceeds of $0.8 million from the issuance of common stock under our employee stock purchase plan and the exercise of options, offset by repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out.

During the six months ended July 31, 2015, financing activities provided $51.6 million of cash.  During the six months ended July 31, 2015, we generated net cash proceeds of $56.9 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $4.5 million and offering costs of $3.6 million, of which $1.8 million was paid and $1.8 million remained unpaid as of July 31, 2015. Cash provided from financing activities also included $0.1 million in proceeds from the exercise of preferred warrants and warrants to purchase common stock and issuance of common stock, offset by repayment of $11.3 million of outstanding debt and capital leases, payment of $0.6 million of preferred warrant liability and payment of $0.5 million of acquisition related earn-out.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of July 31, 2016 (in thousands):

		Less Than
	Total	1 Year	1-3 Years
Operating lease obligations	$2,123	$1,572	$551
Total	$2,123	$1,572	$551

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements.

As of July 31, 2016, non-cancelable purchase commitments with our contract manufacturers were $2.2 million.

As of July 31, 2016, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three and six months ended July 31, 2016 and 2015, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.8 million and $55.4 million as of July 31, 2016 and January 31, 2016, respectively. Our cash and cash equivalents are held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2016 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 we filed our answer, affirmative defenses and counterclaims, and on August 2, 2016 we filed a motion to transfer the case to the Northern District of California. Deep Green Wireless has filed an answer to our counterclaims and a response to our motion to transfer the case. Based upon our investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, and we plan to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against Ooma, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016 all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus we filed with the Securities and Exchange Commission (the “SEC”). The consolidated complaint alleges that Ooma and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On July 1, 2016 Ooma filed its answer to the complaint, and on August 26, 2016 Ooma filed a motion for judgment on the pleadings. Ooma believes that the plaintiffs’ claims are without merit and we are vigorously defending against the Securities Litigation and will continue to do so. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Securities Litigation is not reasonably estimable.

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

We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using reasonably available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. Other than the Securities Litigation, Berks County Litigation and the Alabama Litigation we are currently are not a party to any material litigation or other proceedings, and as of July 31, 2016, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

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

We depend on a small number of vendors to manufacture the on-premise appliances and end-point devices we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation for production of our on-premise appliances and Hualin Precision Technology Co., Ltd. and VTech Telecommunication Ltd. for production of our end‑point devices we sell to our customers. We currently do not have long-term contracts with these vendors. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver on‑premise appliances or end-point devices of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. Additionally, several components used in our on-premise appliances and end point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. In the past, labor strikes in West Coast ports have delayed shipments of our products from our manufacturers. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We currently use the infrastructure of third-party service providers for hosting, internet access and other services that are vital to our service offering. Equinix, Inc. provides data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Bandwidth.com, Onvoy and others provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our sole provider of 911 services. We expect that we will continue to rely heavily on third-party network service providers to provide these services for the foreseeable future. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

We currently serve our customers from two data center hosting facilities located in Northern California and Virginia, where we lease space from Equinix, Inc. While we believe that additional data center and certain new procedures we have adopted will enable us to restore services quickly in the event of a service outage, these new procedures and our data centers, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

We have incurred substantial net losses since our inception, including net losses of approximately $3.3 million and $3.4 million for the three months ended July 31, 2016 and 2015, respectively, and $7.3 million for each of the six months ended July 31, 2016 and 2015, respectively. We had an accumulated deficit of $72.1 million as of July 31, 2016. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

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

Additionally, third parties may attempt to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers’ data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer’s bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential or personal information, or CPNI, could result in significant liability to us. Such failure or breach could cause our service to be perceived as not being secure, subject us to regulatory requirements such as FCC notification, result in significant monetary costs, such as fines, legal fees and expenditures to improve and enhance our security measures, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media) and deter current and potential customers from using our services. Additionally, we could incur significant costs, both monetary and with respect to management’s time and attention, to investigate and remediate a data security breach. Because our onboarding and billing functions are conducted primarily through a single data center, any security breach in that data center may cause an interruption in our business operations. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 72% and 73% of our revenue from Ooma Telo for the three and six months ended July 31, 2016, respectively. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in Part II, Item 1 (Legal Proceedings). Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 10 issued U.S. patents, which we expect to expire between 2028 and 2035. We also have 13 patent applications pending for examination in the U.S. and 5 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are currently not in compliance with all of the applicable technical requirements of the Payment Card Industry Data Security Standard, or PCI, but we are working to become fully compliant as soon as is practicable. If we fail to become compliant or maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations may fine us or, while unusual, may impose certain restrictions on our ability to accept credit cards or terminate our agreements with them, rendering us unable to accept credit cards as payment for our services. Our services have been in the past, and may also be in the future, subject to fraudulent or abusive usage in violation of applicable law or our acceptable use policies, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes, any of which could result in the Company incurring substantial costs for the completion of calls. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have accessed and used our customers’ accounts and extensions through fraudulent means in the past, and they may do so in the future, which also could result in substantial call completion and other costs for the Company. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

Our corporate headquarters, one of our data center and co-location facilities and our third-party customer service and support facility are located near known earthquake fault zones, and the occurrence of an earthquake, tsunami or other catastrophic disaster could damage our facilities or the facilities of our contractors, which could cause us to curtail our operations. Increased energy costs, power outages and limited availability of electrical resources may adversely affect our operating results.

Our corporate headquarters, one of our data center and our customer service call center for Ooma office are located in northern California, our other customer service call center operated by our contractor is located in the Philippines, and our contract manufacturer facilities are located near the coast in China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our sole third-party customer service and support facility in the Philippines are located in areas subject to typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

We rely on a variety of marketing techniques, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restricts our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation, which would adversely affect our financial performance and significantly harm our reputation and our business.

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. Complaints were filed by the County of Berks, Pennsylvania and the State of Alabama on January 21, 2016 and November 12, 2015, respectively, alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At July 31, 2016, we had 17,399,272 shares of common stock outstanding of which 9,291,237 shares were freely tradable.

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

As of July 31, 2016, Worldview Technology Partners beneficially owned approximately 38% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

The Company, its directors, and certain officers have been named as defendants in a consolidated securities class actions (“the Securities Litigation”).  See Item 1 (“Legal Proceedings”) for a detailed description of the Securities Litigation and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigation. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share, for aggregate net proceeds of $56.9 million, after deducting $4.5 million underwriters’ discounts and commissions and $3.6 million of offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock. The remaining proceeds have been invested in money market funds and short-term investments as of July 31, 2016.

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

Ooma, Inc.
Date: September 8, 2016	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)