Form 10-Q
period 2016-10-31
OOMA INC
filed 2016-12-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were 17,896,570 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	October 31, 2016	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,308	$27,413
Short-term investments	47,054	27,991
Accounts receivable, net	4,866	5,609
Inventories	4,592	5,011
Deferred inventory costs	1,443	2,013
Prepaid expenses and other current assets	2,033	1,318
Total current assets	66,296	69,355
Property and equipment, net	4,212	4,291
Intangible assets, net	620	885
Goodwill	1,117	1,117
Other assets	303	888
Total assets	$72,548	$76,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,778	$4,786
Accrued expenses	11,972	13,010
Short-term capital lease	—	632
Deferred revenue	14,899	15,036
Total current liabilities	31,649	33,464
Other liabilities	543	182
Total liabilities	32,192	33,646
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.0001 par value: 100,000,000 shares authorized; no shares issued and outstanding on October 31, 2016 and January 31, 2016, respectively.	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 17,892,367 and 16,916,250 shares issued and outstanding on October 31, 2016 and January 31, 2016, respectively.	2	2
Additional paid-in capital	115,314	107,679
Accumulated other comprehensive income	18	17
Accumulated deficit	(74,978)	(64,808)
Total stockholders’ equity	40,356	42,890
Total liabilities and stockholders’ equity	$72,548	$76,536

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	$23,179	$19,470	$67,086	$52,495
Product and other	3,828	4,006	9,874	11,969
Total revenue	27,007	23,476	76,960	64,464
Cost of revenue:
Subscription and services	7,388	6,715	22,103	18,649
Product and other	4,276	4,277	11,316	12,067
Total cost of revenue	11,664	10,992	33,419	30,716
Gross profit	15,343	12,484	43,541	33,748
Operating expenses:
Sales and marketing	8,302	7,539	24,975	20,247
Research and development	6,244	4,948	17,824	13,329
General and administrative	3,705	3,499	11,105	9,666
Total operating expenses	18,251	15,986	53,904	43,242
Loss from operations	(2,908)	(3,502)	(10,363)	(9,494)
Other income (expense):
Interest income (expense), net	95	(10)	259	(902)
Change in fair value of warrants	—	—	—	(442)
Other expense, net	(8)	(19)	(13)	(31)
Net loss	$(2,821)	$(3,531)	$(10,117)	$(10,869)
Net loss per share of common stock:
Basic and diluted	$(0.16)	$(0.21)	$(0.58)	$(1.38)
Weighted-average number of shares used in per share amounts:
Basic and diluted	17,648,251	16,703,852	17,337,682	7,875,761

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2016	2015	2016	2015
Net loss	$(2,821)	$(3,531)	$(10,117)	$(10,869)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investments, net	(24)	—	1	—
Comprehensive loss	$(2,845)	$(3,531)	$(10,116)	$(10,869)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,117)	$(10,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,243	2,725
Depreciation and amortization	1,320	1,046
Amortization of intangible assets	265	295
Write-off of non-cash deferred debt issuance costs	—	332
Other non-cash (income) expense, net	(3)	64
Change in fair value of acquisition-related contingent consideration	—	167
Change in fair value of warrant liability	—	442
Changes in operating assets and liabilities:
Accounts receivable, net	743	(1,853)
Inventories	419	2,292
Deferred inventory costs	570	(426)
Prepaid expenses and other assets	(99)	(531)
Accounts payable and accrued expenses	(766)	4,509
Other liabilities	(47)	(88)
Deferred revenue	296	1,199
Net cash used in operating activities	(176)	(696)
Cash flows from investing activities:
Purchases of short-term investments	(44,178)	—
Proceeds from maturity of short-term investments	20,650	—
Proceeds from sale of short-term investments	4,366	—
Purchases of property and equipment	(1,146)	(1,117)
Net cash used in investing activities	(20,308)	(1,117)
Cash flows from financing activities:
Proceeds from initial public offering, net	—	57,303
Proceeds from Series Beta preferred stock, net	—	5,000
Repayment of debt and capital leases	(628)	(11,457)
Payment of acquisition related earn-out	(100)	(475)
Payment of preferred warrant liability	—	(584)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,340)	—
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	1,447	178
Net cash (used in) provided by financing activities	(621)	49,965
Net (decrease) increase in cash and cash equivalents	(21,105)	48,152
Cash and cash equivalents at beginning of period	27,413	9,133
Cash and cash equivalents at end of period	$6,308	$57,285

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

Concentration of Risk

The concentration of accounts receivable as of October 31, 2016 and January 31, 2016, respectively are as follows:

	As of
	October 31, 2016	January 31, 2016
Customer A	16%	13%
Customer B	10%	*

*	Represented less than 10% of accounts receivable, net as of January 31, 2016

There were no customers that individually exceeded 10% of revenue during the three and nine months ended October 31, 2016 and 2015.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended January 31, 2016 except for changes due to the recently adopted accounting standards.

Recently Adopted Accounting Standard

         In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company early adopted ASU 2016-09 during the three months ended October 31, 2016. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. As a result of this the Company recorded a cumulative-effect adjustment of $0.1 million to accumulated deficit and additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The adoption did not have any material impact on our accounting of provision for income taxes. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company has adopted this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance to reduce diversity in practice for eight cash flow classification issues, such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 will become effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which improves financial reporting by providing timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the new standard amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will become effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

There were no transfers into or out of the Level 3 category during the nine months ended October 31, 2016.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of October 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,078	$—	$—	$3,078
Total cash equivalents	$3,078	$—	$—	$3,078
Cash				3,230
Total Cash and cash equivalents				$6,308

Short-term investments:
Corporate debt securities	$—	$11,693	$—	$11,693
Commercial paper	—	9,376	—	9,376
U.S. agency securities	—	6,574	—	6,574
U.S. government securities	18,059	—	—	18,059
Asset-backed securities	—	1,352	—	1,352
Total short-term investments	$18,059	$28,995	$—	$47,054

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,462	$—	$—	$3,462
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$3,462	$3,499	$—	$6,961
Cash				20,452
Total Cash and cash equivalents				$27,413

Short-term investments:
Corporate debt securities	$—	$7,845	$—	$7,845
Commercial paper	—	4,986	—	4,986
U.S. agency securities	—	7,666	—	7,666
U.S. government securities	7,494	—	—	7,494
Total short-term investments	$7,494	$20,497	$—	$27,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$288	$288
Total liabilities	$—	$—	$288	$288

Changes in the Level 3 fair value category for the periods presented were as follows (in thousands):

Acquisition-Related Contingent Consideration
Balance at January 31, 2016	$288
Payout of consideration	(123)
Issuance of shares	(165)
Balance at October 31, 2016	$—

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Short-term Investments

Short-term investments consisted of the following (in thousands):

	As of October 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$11,697	$(5)	$1	$11,693
Commercial paper	9,376	—	—	9,376
U.S. agency securities	6,567	—	7	6,574
U.S. government securities	18,044	—	15	18,059
Asset-backed securities	1,352	—	—	1,352
Total short-term investments	$47,036	$(5)	$23	$47,054

	As of January 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$7,851	$(6)	$—	$7,845
Commercial paper	4,985	—	1	4,986
U.S. agency securities	7,661	—	5	7,666
U.S. government securities	7,477	—	17	7,494
Total short-term investments	$27,974	$(6)	$23	$27,991

The gross realized gains and losses related to the Company’s short-term investments were not material for the three and nine months ended October 31, 2016. The Company did not have any gross realized gains or gross realized losses for the three and nine months ended October 31, 2015.

The cost basis and fair value of the short-term investments by contractual maturity were as follows (in thousands):

	As of October 31, 2016		As of January 31, 2016
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$41,485	$41,495	$19,143	$19,145
Over one year and less than two years	5,551	5,559	8,831	8,846
Total	$47,036	$47,054	$27,974	$27,991

Investments in an unrealized loss position consisted of the following (in thousands):

	As of October 31, 2016		As of January 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$11,693	$(5)	$7,845	$(6)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of October 31, 2016 and January 31, 2016, there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

4. Balance Sheet Components

Inventories

The components of inventories were as follows (in thousands):

	October 31,	January 31,
	2016	2016
Finished goods	$3,792	$4,633
Raw material	800	378
Total inventory	$4,592	$5,011

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	October 31,	January 31,
	2016	2016
Deferred revenue:
Subscription and services	$13,453	$11,954
Product and other	1,915	3,118
Total deferred revenue	15,368	15,072
Less: current portion of deferred revenue	14,899	15,036
Deferred revenue, noncurrent portion included in other liabilities	$469	$36

Accrued Expenses

The components of accrued expenses were as follows (in thousands):

	October 31,	January 31,
	2016	2016
Accrued regulatory fees and taxes	$4,186	$5,216
Accrued payroll and related expenses	3,842	3,559
Acquisition-related contingent consideration-current portion	—	288
Other accrued expenses	3,944	3,947
Total accrued expenses	$11,972	$13,010

5. Debt

In April 2012, the Company entered into a secured debt agreement (“Term Debt”) with its current lender, with original maturity of September 2015. In December 2012, the Company amended the secured debt agreement, adding a revolving line of credit (“the Revolver”) with original maturity of December 2014. In July 2014, the Company entered into an amended agreement to extend the maturity date of the Revolver until July 2016. In July 2015, the Company paid off the outstanding balance of $5.3 million under the Term Debt and the Revolver using a portion of the IPO proceeds. In July 2016, the Company entered into an amended agreement to extend the maturity of the Revolver to August 2016. The Revolver matured in August 2016.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new term loan (“Term Loan”) of up to $10.0 million. The original maturity date of the Term Loan was January 2018. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. As of October 31, 2016, these warrants remained outstanding. In July 2015, the Company repaid the outstanding Term Loan of $5.0 million using a portion of the IPO proceeds.

The Company had certain non-financial covenants in connection with the borrowings. As of January 31, 2016, the Company was in compliance with all debt covenants.

Total interest expense recognized was zero and $10,000 for the three months ended October 31, 2016 and 2015, respectively, and $18,000 and $0.9 million for the nine months ended October 31, 2016 and 2015, respectively. Total amortization of debt issuance costs recognized was zero for the three months ended October 31, 2016 and 2015, respectively, and zero and $0.1 million for the nine months ended October 31, 2016 and 2015, respectively. Interest expense for the three and nine months ended October 31, 2015 also included zero and $0.3 million write-off of non-cash deferred issuance costs due to the repayment by the Company of the outstanding debt in July 2015.

As of January 31, 2016, debt on the consolidated balance sheet related to equipment acquired under capital lease was $0.6 million, which was repaid by the Company in April 2016. As of October 31, 2016, the Company did not have any outstanding debt.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Convertible Preferred Stock Warrant Liability

In December 2010 the Company issued a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock. The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo model or IPO pricing on payout. During the three and nine months ended October 31, 2015, the Company recorded a remeasurement loss of $0 million and $0.1 million, respectively, in other expense, net in the condensed consolidated statement of operations. Upon the completion of the IPO, the fair value of the warrant was determined to be $0.6 million. The warrant was cash settled and the Company paid $0.6 million to the warrant holder from the IPO proceeds.

In May and June 2009, the Company issued warrants to purchase 55,696 shares of Series Alpha convertible preferred stock. These warrants were initially measured at their fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrants were determined using the Black Scholes model. During the three and nine months ended October 31, 2015, the Company recorded a remeasurement loss of $0 million and $0.1 million, respectively, in other expense, net in the condensed consolidated statement of operations. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.4 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock in connection with a debt agreement with a lender. The Company recorded the warrants as a derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. During the three and nine months ended October 31, 2015, the Company recorded a remeasurement loss of $0 million and $0.3 million, respectively, in the condensed consolidated statement of operations. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock on a 1:1 basis. During the fourth quarter of fiscal 2016, the lender net exercised warrants to purchase 66,026 shares of Series Alpha convertible stock at an exercise price of $4.70 per share to 21,421 shares of common stock.

The Company did not have any outstanding warrants to purchase convertible preferred stock as of October 31, 2016 and January 31, 2016.

7. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases office space in Palo Alto and Newark, California under operating leases. As of October 31, 2016, the Company had $1.8 million outstanding under operating leases with lease periods expiring through November 2020.

In January 2015, the Company entered into a capital lease for computer equipment that was scheduled to mature in December 2016 with the right to purchase the equipment at maturity for one dollar. The Company repaid the outstanding balance of $0.6 million in April 2016.

Rent expense was $0.5 million and $0.4 million for the three months ended October 31, 2016 and 2015, respectively, and $1.6 million and $1.2 million for the nine months ended October 31, 2016 and 2015, respectively.

As of October 31, 2016, non-cancelable purchase commitments were $4.0 million.

Legal Proceedings

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”). On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue vigorously litigating the Complaint in pursuit of the full abatement of the Assessments.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 the Company filed its answer, affirmative defenses and counterclaims, and on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California. Deep Green Wireless has filed an answer to the Company’s counterclaims and a response to the Company’s motion to transfer the case. Based upon its investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and plans to continue vigorously defending against the plaintiff’s claim.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against Ooma, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016 all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus the Company filed with the Securities and Exchange Commission (the “SEC”). The consolidated complaint alleges that Ooma and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On July 1, 2016 Ooma filed its answer to the complaint, and on August 26, 2016 Ooma filed a motion for judgment on the pleadings. Ooma believes that the plaintiffs’ claims are without merit and is vigorously defending against the Securities Litigation.

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

The Company is party to actions and proceedings incident to the Company’s business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property, and claims that the Company’s products or services infringe on the intellectual property rights of others. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

In connection with the Oregon Litigation, Deep Green Wireless Litigation, Securities Litigation, Berks County Litigation and the Alabama Litigation proceedings, the Company has determined that the amount of any material loss or range of any material losses that is reasonably possible to result from each such proceeding is not reasonably estimable. Accordingly, no material reserves have been recorded in the Company’s condensed consolidated financial statements with respect to any of such litigations.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

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

As of October 31, 2016, the Company had 17,892,367 shares of common stock outstanding which included the 5,000,000 shares issued in the IPO. The Company did not have any shares of preferred stock issued and outstanding.

Equity Award Plans

2005 Stock Plan

The Board of Directors adopted, and the stockholders approved, the Company’s 2005 Stock Plan (the “2005 Plan”), in April 2005. The 2005 Plan provides for the grant of incentive stock options to its employees (and employees of its subsidiaries), and for the grant of non-statutory stock options and stock purchase rights to its employees, directors and consultants (and employees and consultants of its subsidiaries). In June 2015, the 2005 Plan was amended and restated in the form of the 2015 Equity Incentive Plan described below. The terms of the 2005 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

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

As of October 31, 2016, the Company had 984,031 shares available for future issuance.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”). A maximum of 441,165 shares were initially authorized for future issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. In April 2016, an additional 341,793 shares were authorized for future issuance. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During the nine months ended October 31, 2016, there were two purchases that resulted in the issuance of 234,792 shares of common stock at a weighted average purchase price of $5.01 per share.

On March 15, 2016 the Company started a new offering period at a new offering price based on the closing price of the Company’s common stock on the same date.  The Company concluded that starting a new offering period prior to the completion of the existing offering period resulted in an accounting modification and accordingly, recorded $0.3 million of incremental compensation charge to be recognized over the remaining life of the ESPP offering period. The Company recorded stock-based compensation related to the ESPP of $0.2 million and $0.2 million, respectively, for the three months ended October 31, 2016 and 2015, and $0.7 million and $0.2 million, respectively, for the nine months ended October 31, 2016 and 2015.

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

Summary of option activity under the Company’s 2005 Plan and 2015 Plan for the nine months ended October 31, 2016 is set forth below:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance, January 31, 2016	2,087,584	$5.59	7.9	$4,843
Options granted	—	—
Options exercised	(202,355)	1.35
Options canceled	(89,102)	12.02
Balance, October 31, 2016	1,796,127	$5.75	7.3	$6,413
Vested and exercisable, October 31, 2016	954,691	$4.39	6.4	$4,564
Vested and expected to vest, October 31, 2016	1,796,127	$5.75	7.3	$6,413

The aggregate intrinsic value in the table above represents the difference between the exercise price of the options to purchase common stock and the Company’s closing stock price of $8.65 per share as of October 31, 2016. The aggregate intrinsic value of options exercised for the three months ended October 31, 2016 and 2015 was $0.3 million and $0.2 million, respectively, and $1.3 million and $0.8 million for the nine months ended October 31, 2016 and 2015, respectively.

Restricted Stock Units

Restricted Stock Units (RSUs) were granted to employees, non-employee board members and consultants. These RSUs are subject to a time-based vesting condition, which ranges from one to four years.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the Company’s RSU activity and related information for the nine months ended October 31, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	1,056,905	$9.60	1.43	$7,176
RSUs granted	1,521,250	7.16
RSUs vested	(549,747)	9.09
RSUs canceled	(127,175)	8.07
Balance as of October 31, 2016	1,901,233	$7.56	1.54	$16,446

         During the nine months ended October 31, 2016 and 2015, the Company paid $1.3 million and $0 million, respectively, of shares repurchased for tax withholding purpose on the vested RSUs and classified the payments as financing cash outflows in the condensed consolidated statements of cash flows.

Common Stock Warrants

As of October 31, 2016, the Company had warrants to purchase 97,931 shares of common stock with exercise prices ranging from $4.70 to $6.04 per share. These common warrants have expiration dates through January 2025.

9. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Total cost of revenue	$264	$138	$742	$261
Sales and marketing	348	194	1,029	323
Research and development	873	487	2,680	943
General and administrative	885	617	2,792	1,198
Total stock-based compensation expense	$2,370	$1,436	$7,243	$2,725

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Stock options	$563	$656	$1,877	$1,898
Restricted stock units	1,594	575	4,614	604
Employee stock purchase plan	213	205	752	223
Total stock-based compensation expense	$2,370	$1,436	$7,243	$2,725

As of October 31, 2016, there was $3.7 million, $13.5 million and $1.3 million of unrecognized share-based compensation expense, related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.8 years, 2.8 years and 1.1 years, respectively.

Total outstanding non-employee stock options were 52,722 and 88,699 at October 31, 2016 and 2015, respectively. The total outstanding non-employee RSUs were 68,907 and 70,500 at October 31, 2016 and 2015, respectively.  The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

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

The Company did not grant any stock options during the nine months ended October 31, 2016. For the three and nine months ended October 31, 2015 the fair value of employee stock options grants was estimated using the Black–Scholes model with the following assumptions:

	Three Months Ended October 31,	Nine Months Ended October 31,
	2015	2015
Stock Options:
Expected volatility	54%-57%	54%-62%
Expected term (in years)	5.8-6.1	5.3-6.1
Risk-free interest rate	1.6%-1.7%	1.6%-1.9%
Dividend yield	— %	— %

For the three and nine months ended October 31, 2016 and 2015 the fair value of the Company’s employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
ESPP:
Expected volatility	37%-44%	38%-44%	37%-50%	35%-44%
Expected term (in years)	0.5-2.0	0.4-1.9	0.5-2.0	0.7-2.2
Risk-free interest rate	0.5%-0.7%	0.3%-0.8%	0.5%-1.0%	0.1%-0.8%
Dividend yield	— %	— %	— %	— %

Early Exercise of Common Stock

During the three and nine months ended October 31, 2016, the Company issued 12,614 shares and 110,603 shares of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. During the three months ended October 31, 2016, no common stock options were early exercised. During the nine months ended October 31, 2016, 1,771 common stock options were early exercised prior to their vesting. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of October 31, 2016 and January 31, 2016, the aggregate proceeds from exercises of common stock options subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.1 million and $0.2 million, respectively.

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended October 31, 2016 and 2015. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

As of October 31, 2016, the Company had unrecognized tax benefits of $1.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's net deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2016 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2016.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Numerator
Net loss	$(2,821)	$(3,531)	$(10,117)	$(10,869)
Denominator
Weighted-average common shares for basic and diluted net loss per share	17,648,251	16,703,852	17,337,682	7,875,761
Basic and diluted net loss per share	$(0.16)	$(0.21)	$(0.58)	$(1.38)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three and Nine Months Ended October 31,
	2016	2015
Options to purchase common stock	1,796,127	2,189,301
Employee stock purchase plan	339,543	400,487
Restricted stock units	1,901,233	948,655
Warrants to purchase common stock	97,931	163,955
Common stock subject to repurchase	66,439	255,706
Potential shares excluded from diluted net loss per share	4,201,273	3,958,104

12. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million and $0.1 million for the three months ended October 31, 2016 and 2015, respectively, and $0.3 million and $0.2 million for the nine months ended October 31, 2016 and 2015, respectively.

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

Our total revenue increased from $23.5 million in the three months ended October 31, 2015 to $27.0 million in the three months ended October 31, 2016, representing 15% growth in total revenue. In the nine months ended October 31, 2016, our total revenue increased to $77.0 million compared to $64.5 million in the nine months ended October 31, 2015, representing 19% growth. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(2.8) million and $(3.5) million during the three months ended October 31, 2016 and 2015, respectively, and $(10.1) million and $(10.9) million during the nine months ended October 31, 2016 and 2015, respectively.

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

Our core users as of October 31, 2016 and 2015 are approximately as follows:

	As of October 31,
	2016	2015
Core Users	904,000	761,000

The increase in our core users was primarily due to the increases in our Ooma Telo customers and small business customers.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of October 31, 2016 and 2015 is approximately as follows:

	As of October 31,
	2016	2015
	(In thousands)
Annualized Exit Recurring Revenue	$86,279	$74,369

We have experienced a year-over-year increase in AERR primarily due to an increase in our core users.

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

The Annual Net Dollar Subscription Retention Rate as of October 31, 2016 and 2015 is as follows:

	As of October 31,
	2016	2015
Annual Net Dollar Subscription Retention Rate	90%	97%

Net Dollar Subscription Retention Rate decreased year-over-year primarily due to decrease in average revenue per user from our Business Promoter users on a year-over-year basis.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income (expense), net, depreciation and amortization, stock-based compensation expense and related taxes, change in fair value of our warrants, change in fair value of our acquisition-related contingent consideration and write-off of non-cash deferred debt issuance costs.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation expense and related taxes, change in fair value of warrants, change in fair value of acquisition-related contingent consideration or write-off of non-cash deferred debt issuance costs;

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three and nine months ended October 31, 2016 and 2015 as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(2,821)	$(3,531)	$(10,117)	$(10,869)
Reconciling items:
Interest and other (income) and expense, net	(87)	29	(246)	601
Depreciation and amortization	459	376	1,193	1,046
Amortization of intangibles	83	98	265	295
Stock-based compensation and related taxes	2,447	1,436	7,320	2,725
Change in fair value of convertible preferred stock warrants	—	43	—	167
Change in fair value of acquisition-related contingent consideration	—	—	—	442
Write-off of non-cash deferred debt issuance costs	—	—	—	332
Adjusted EBITDA	$81	$(1,549)	$(1,585)	$(5,261)

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

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to decrease slightly as we expect to continue to sell our on-premise appliances at an aggressive price point to our customers to facilitate the adoption of our platform.

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

Subscription and services gross margin. Subscription and services gross margin, which we define as subscription and services revenue minus cost of subscription and services revenue expressed as a percentage of subscription and services revenue, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and customer support function to support our growth and maintain quality of service and security. We expect our subscription and services gross margin to increase over the long term in part as our small business revenue becomes a significant portion of the overall subscription revenue. We also expect the subscription and services gross margin to increase as users adopt additional connected services we introduce in the future, although our subscription and services gross margin may fluctuate from period to period depending on the interplay of all of these factors.

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

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenue going forward.

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	$23,179	$19,470	$67,086	$52,495
Product and other	3,828	4,006	9,874	11,969
Total revenue	27,007	23,476	76,960	64,464
Cost of revenue:
Subscription and services	7,388	6,715	22,103	18,649
Product and other	4,276	4,277	11,316	12,067
Total cost of revenue (1)	11,664	10,992	33,419	30,716
Gross profit	15,343	12,484	43,541	33,748
Operating expenses:
Sales and marketing (1)	8,302	7,539	24,975	20,247
Research and development (1)	6,244	4,948	17,824	13,329
General and administrative (1)	3,705	3,499	11,105	9,666
Total operating expenses	18,251	15,986	53,904	43,242
Loss from operations	(2,908)	(3,502)	(10,363)	(9,494)
Interest income (expense), net	95	(10)	259	(902)
Change in fair value of warrants	—	—	—	(442)
Other expense, net	(8)	(19)	(13)	(31)
Net loss	$(2,821)	$(3,531)	$(10,117)	$(10,869)
(1) Includes stock-based compensation expense as follows (in thousands):
Stock-based compensation:
Total cost of revenue	$264	$138	$742	$261
Sales and marketing	348	194	1,029	323
Research and development	873	487	2,680	943
General and administrative	885	617	2,792	1,198
Total stock-based compensation	$2,370	$1,436	$7,243	$2,725

Percentage of Total Revenues:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue:
Subscription and services	86%	83%	87%	81%
Product and other	14	17	13	19
Total revenue	100	100	100	100
Cost of revenue:
Subscription and services	27	29	29	29
Product and other	16	18	15	19
Total cost of revenue	43	47	44	48
Gross profit	57	53	56	52
Operating expenses:
Sales and marketing	31	32	32	31
Research and development	23	21	23	21
General and administrative	14	15	14	15
Total operating expenses	68	68	69	67
Loss from operations	(11)	(15)	(13)	(15)
Interest income (expense), net	—	—	—	(1)
Change in fair value of warrants	—	—	—	(1)
Other expense, net	—	—	—	—
Net loss	(11%)	(15%)	(13%)	(17%)

Comparison of the three and nine months ended October 31, 2016 and 2015 (in thousands):

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenue:
Subscription and services	$23,179	$19,470	$3,709	19%	$67,086	$52,495	$14,591	28%
Product and other	3,828	4,006	(178)	(4%)	9,874	11,969	(2,095)	(18%)
Total revenue	$27,007	$23,476	$3,531	15%	$76,960	$64,464	$12,496	19%

Percentage of revenue:
Subscription and services	86%	83%			87%	81%
Product and other	14%	17%			13%	19%
Total	100%	100%			100%	100%

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Our total revenue increased by $3.5 million due to an increase in subscription and services revenue, offset in part by a small decline in product and other revenue.

Our subscription and services revenue increased by $3.7 million, primarily due to a 19% growth in our core users, which increased to approximately 904,000 as of October 31, 2016 from approximately 761,000 core users as of October 31, 2015, offset by decline in revenue from Business Promoter.

Our product and other revenue decreased by $0.2 million during the three months ended October 31, 2016 as compared to the three months ended October 31, 2015, primarily due to a decrease in average selling prices as we continued to sell our on-premises appliances at an aggressive price to our customers.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

Our total revenue increased by $12.5 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $14.6 million, primarily in part due to a growth in our core users. Our core users increased by 19% to 904,000 for the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The increase in subscription and services revenue was also in part due to an increase in our small business revenue driven by growth in Ooma Office.

Our product and other revenue decreased by $2.1 million during the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The decrease was primarily due to a decrease in the volume of units sold and lower average selling prices as we continued to sell our on-premise appliances at an aggressive price to our customers.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Cost of revenues:
Subscription and services	$7,388	$6,715	$673	10%	$22,103	$18,649	$3,454	19%
Product and other	4,276	4,277	(1)	—	11,316	12,067	(751)	(6%)
Total cost of revenue	$11,664	$10,992	$672	6%	$33,419	$30,716	$2,703	9%
Gross profit:
Subscription and services	$15,791	$12,755	3,036	24%	$44,983	$33,846	11,137	33%
Product and other	(448)	(271)	(177)	*NM	(1,442)	(98)	(1,344)	*NM
Total gross profit	$15,343	$12,484	$2,859	23%	$43,541	$33,748	$9,793	29%
Gross margin:
Subscription and services	68%	66%			67%	64%
Product and other	(12%)	(7%)			(15%)	(1%)
Total gross margin	57%	53%			57%	52%

*	Percentage is not meaningful

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Total gross margin increased to 57% for the three months ended October 31, 2016 from 53% for the three months ended October 31, 2015, primarily due to higher proportionate growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin.

The total gross profit increased by $2.8 million for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015, due to an increase in subscription and services gross profit of $3.0 million which was offset by a decrease in product and other gross profit of $0.2 million.

The increase in cost of subscription and services revenue of $0.7 million was primarily due to an increase in telecom costs of $0.3 million, an increase in credit card processing fees of $0.2 million driven by a growth in our core users and an increase in personnel and consultant costs of $0.1 million.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

Total gross margin increased to 57% for the nine months ended October 31, 2016 from 52% for the nine months ended October 31, 2015, primarily due to a higher proportionate growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin. The increase in subscription and services revenue was driven by an increase in core users. The increase was offset in part due to ramp up of our investments in small business services.

The total gross profit increased by $9.8 million for the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015, due to an increase in subscription and services gross profit of $11.1 million which was offset by a decrease in product and other gross profit of $1.3 million.

The increase in cost of subscription and services revenue of $3.5 million was primarily due to an increase in telecom costs of $1.5 million driven by a growth in our core users, an increase in stock-based compensation of $0.7 million, an increase in personnel and consultant costs of $0.3 million and an increase in credit card processing fees of $0.7 million.

The decrease of $0.8 million in cost of product and other revenue was primarily due to a decrease in the number of on-premise appliances sold for the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015, offset by an increase in the number end point devices sold in both our residential and our small business segments.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expenses:
Sales and marketing	$8,302	$7,539	$763	10%	$24,975	$20,247	$4,728	23%
Research and development	6,244	4,948	1,296	26%	17,824	13,329	4,495	34%
General and administrative	3,705	3,499	206	6%	11,105	9,666	1,439	15%
Total operating expenses	$18,251	$15,986	$2,265	14%	$53,904	$43,242	$10,662	25%

Sales and Marketing

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Sales and marketing expenses increased $0.8 million in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. The increase was primarily due to $0.7 million increase in personnel and consultant costs driven by increased headcount and growth in business and $0.2 million increase in stock-based compensation, offset by $0.2 million decrease in marketing activities.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

Sales and marketing expenses increased $4.7 million in the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The increase was primarily due to $2.3 million increase in personnel and consultant costs driven by increased headcount and growth in business, $1.5 million increase in marketing activities and $0.7 million increase in stock-based compensation.

Research and Development

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Research and development expenses increased $1.3 million in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. The increase was primarily due to $0.7 million increase in personnel and consultant costs driven by increased headcount, $0.4 million increase in stock-based compensation and $0.1 million increase in facility and related costs.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

Research and development expenses increased $4.5 million in the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The increase was primarily due to $2.4 million increase in personnel and consultant costs driven by increased headcount and $1.7 million increase in stock-based compensation.

General and Administrative

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

General and administrative expenses increased $0.2 million in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. The increase was primarily due to $0.3 million increase in stock-based compensation offset by $0.1 million decrease in consultant costs.

Nine Months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

General and administrative expenses increased $1.4 million in the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The increase was primarily due to $1.6 million increase in stock-based compensation offset by $0.2 million decrease in consultant costs due to higher expenses in fiscal 2016 for IPO related activities.

Other Income (Expense), net

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense):
Interest income (expense), net	$95	$(10)	$105	*NM	$259	$(902)	$1,161	*NM
Change in fair value of warrants	—	—	—	*NM	—	(442)	442	*NM
Other expense, net	(8)	(19)	11	*NM	(13)	(31)	18	*NM
Total other income (expense)	$87	$(29)	$116	*NM	$246	$(1,375)	$1,621	*NM

*	Percentage is not meaningful

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Other income (expense) is comprised mainly of interest income related to our short-term investments, interest expense related to the outstanding debt and change in fair value of warrants. Other income (expense) increased by $0.1 million in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015. The increase was primarily due to an increase in interest income from our short-term investments of $0.1 million.

Nine months Ended October 31, 2016 Compared to Nine Months Ended October 31, 2015

Other income (expense) increased by $1.6 million in the nine months ended October 31, 2016 as compared to the nine months ended October 31, 2015. The increase was primarily due to a decrease in interest expense of $0.9 million due to the payoff of our outstanding debt in July 2015, an increase in interest income from our short-term investments of $0.3 million and an increase in fair value of warrants of $0.4 million.

Liquidity and Capital Resources

As of October 31, 2016 we had $53.4 million of cash and cash equivalents and short-term investments. To date we have funded our operations through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.  In April 2015, we raised $5.0 million, net in proceeds from sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO in which we sold 5.0 million shares at $13.00 per share which resulted in net proceeds of $56.9 million, after deducting $4.5 million in underwriters’ discounts and commissions and $3.6 million in offering costs. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock.

We believe that our existing cash and cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2016	2015
Net cash used in operating activities	$(176)	$(696)
Net cash used in investing activities	(20,308)	(1,117)
Net cash (used in) provided by financing activities	(621)	49,965
Net (decrease) increase in cash and cash equivalents	$(21,105)	$48,152

Net Cash Used in Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2016	2015
Net Loss	$(10,117)	$(10,869)
Add back non-cash charges	8,825	5,071
Net loss before non-cash charges	(1,292)	(5,798)
Decrease in inventories	419	2,292
Decrease (increase) in deferred inventory costs	570	(426)
(Decrease) increase in accounts payable and accrued expenses	(766)	4,509
Decrease (increase) in accounts receivable	743	(1,853)
Increase in deferred revenue	296	1,199
Others	(146)	(619)
Net cash used in operating activities	$(176)	$(696)

For the nine months ended October 31, 2016, our net loss of $10.1 million included non-cash charges of $8.8 million primarily related to $7.2 million of stock-based compensation and $1.6 million of depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2016 included:

•	a decrease of $0.4 million in inventory primarily due to usage of raw material
•	a decrease of $0.6 million in deferred inventory costs due to lower inventory levels at channel partners
•	a net decrease of $0.8 million of accounts payable and accrued liabilities due to the timing of payments and invoices
•	a decrease of $0.7 million in accounts receivable primarily due to the timing of billings to our channel partners
•

an increase of $0.3 million in deferred revenue due to an increase of $1.5 million in deferred revenue from subscription and other services driven by a growth in our core users, offset by a decrease of $1.2 million in deferred product revenue associated with lower inventory levels at our channel partners.

For the nine months ended October 31, 2015, our net loss of $10.9 million included non-cash charges of $5.1 million primarily related to $2.7 million of stock-based compensation; $1.3 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.6 million of expense due to change in fair value of preferred warrant liability and acquisition related contingent consideration. Operating asset and liability changes for the nine months ended October 31, 2015 included:

•	a decrease of $2.3 million in inventory primarily due to usage of raw material and finished goods
•	an increase of $0.4 million of deferred inventory costs due to higher inventory level at channel partners
•	an increase of $4.5 million of accounts payable and accrued liabilities due the timing of payments and invoices primarily in advertising expenses
•	an increase of $1.8 million in accounts receivable primarily due to the timing of billings to our channel partners and also due increase in receivables related to services
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

For the nine months ended October 31, 2016, we used $20.3 million in investing activities for purchases of short-term investments of $44.2 million and purchases of property and equipment of $1.1 million, offset by proceeds from maturity and sale of short-term investments of $25.0 million.

For the nine months ended October 31, 2015, we used $1.1 million in investing activities for purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash generated from financing activities includes proceeds from our issuance of common stock related to warrants and employee stock benefit plans, proceeds from the issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units, repayment of debt and capital leases, payment of preferred warrant liability and payment of acquisition related earn-out.

During the nine months ended October 31, 2016, financing activities used $0.6 million of cash, which consisted of payment of $1.3 million related to shares repurchased for tax withholdings on vesting of restricted stock units, repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out, offset by proceeds of $1.4 million from issuance of common stock related to employee stock benefit plans.

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

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of October 31, 2016 (in thousands):

		Less Than
	Total	1 Year	1-3 Years
Operating lease obligations	$1,811	$1,523	$288
Total	$1,811	$1,523	$288

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements.

As of October 31, 2016, non-cancelable purchase commitments with our contract manufacturers were $4.0 million.

As of October 31, 2016, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three and nine months ended October 31, 2016 and 2015, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.4 million and $55.4 million as of October 31, 2016 and January 31, 2016, respectively. Our cash and cash equivalents are held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2016 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue vigorously litigating the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not reasonably estimable.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 we filed our answer, affirmative defenses and counterclaims, and on August 2, 2016 we filed a motion to transfer the case to the Northern District of California. Deep Green Wireless has filed an answer to our counterclaims and a response to our motion to transfer the case. Based upon our investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, and we plan to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable.

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

Other than the Oregon Tax litigation, Securities Litigation, Berks County Litigation and the Alabama Litigation we currently are not a party to any material litigation or other proceedings, and as of October 31, 2016, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

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

We have incurred substantial net losses since our inception, including net losses of approximately $2.8 million and $3.5 million for the three months ended October 31, 2016 and 2015, respectively, and $10.1 million and $10.9 million for the nine months ended October 31, 2016 and 2015, respectively. We had an accumulated deficit of $75.0 million as of October 31, 2016. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we will incur significant additional accounting, legal and other expenses.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 72% of our revenue from Ooma Telo for the three and nine months ended October 31, 2016, respectively. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 11 issued U.S. patents, which we expect to expire between 2028 and 2036. We also have 17 patent applications pending for examination in the U.S. and 5 patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

On November 8, 2013, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking adopting rules to address problems with rural call completion and proposing additional requirements. The new rules apply to interconnected VoIP providers like us. The Commission imposed recording, retention, and reporting requirements to increase its ability to monitor and redress rural call completion problems. These new rules also support the Commission’s efforts to enforce restrictions on blocking, choking, reducing, or restricting calls. Under the rules, a covered provider must record and retain, for at least nine months, information about calls attempts to rural areas and must report that data to the FCC on a quarterly basis. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. In addition, complying with these rules may increase our cost of doing business and may also increase the cost of services we purchase from our underlying telecommunications providers. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. Complaints were filed by the County of Berks, Pennsylvania and the State of Alabama on January 21, 2016 and November 12, 2015, respectively, alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016 Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At October 31, 2016, we had 17,892,367 shares of common stock outstanding of which 10,005,754 shares were freely tradable.

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

As of October 31, 2016, Worldview Technology Partners beneficially owned approximately 37% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sale of Unregistered Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 5,000,000 shares of our common stock at an initial public offering price of $13.00 per share, for aggregate net proceeds of $56.9 million, after deducting $4.5 million underwriters’ discounts and commissions and $3.6 million of offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock. The remaining proceeds have been invested in money market funds and short-term investments as of October 31, 2016.

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

Ooma, Inc.
Date: December 9, 2016	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)