Form 10-K
period 2017-01-31
OOMA INC
filed 2017-04-11
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $79.8 million (based on the closing price of $8.50 per share on July 31, 2016 on the New York Stock Exchange).  Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded because such persons may be deemed affiliates.  This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of the Registrant's common stock outstanding as of March 31, 2017 was 18,245,827.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended January 31, 2017, including the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

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

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements, and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our website, www.ooma.com, a link to our filings with the SEC, our Corporate Governance Guidelines, and Code of Ethics and Business Conduct for Employees, Officers and Directors, and the charters of our Audit Committee, Compensation Committee, and Nominating and Governance Committee of our Board of Directors.  Our filings with the SEC are posted on our website and are available free of charge as soon as reasonably practical after they are filed electronically with the SEC. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Ooma, Inc., 1880 Embarcadero Road, Palo Alto, CA 94303.

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiary unless the context requires otherwise.  Ooma PureVoice and the Ooma logo are trademarks of Ooma, Inc. All other company and product names may be trademarks of the respective companies with which they are associated.

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

We currently offer our solutions in the U.S. and Canadian markets. We believe that our differentiated platform and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets, all without significant capital investment or high customer acquisition costs to drive their adoption. We offer and/or are developing connected services for the following applications:

•

Automation, monitoring, safety, and security. Our platform enables an ecosystem for connected services by integrating with other automation solutions. For example, we have integrated Ooma Telo with products from Nest Labs, Inc., a Google company, including the Nest Learning Thermostat and Nest Protect smoke and carbon monoxide detector, the Amazon Echo and Amazon Alexa voice service, and a variety of products integrated through the If This Then That (“IFTTT”) platform. By combining Ooma’s communications intelligence with these products’ functions, we enable innovative and valuable features. For example, if the Nest Protect device detects smoke or carbon monoxide when the user is away from home, we provide the ability for the user, through the user’s mobile device, to connect with emergency services from the user’s home phone number and address. This allows users to immediately speak with the correct emergency services personnel, saving valuable time. We continue to develop additional connected services for small businesses and homes to enable the Internet of Things. For example, we have introduced Ooma Internet Security powered by Zscaler, a real-time, cloud-based internet security service that protects all devices connected to the home network by blocking websites that contain viruses, malware and other online threats, and Ooma Home Security, a comprehensive do-it-yourself home security and monitoring solution that alerts users of events within their homes and provides the option to use the home phone number to dial 911 remotely in the event of an emergency.

•

Networking infrastructure. Our on-premise appliances include a high-speed router that has the capacity to provide networking infrastructure solutions. In the future, we expect to launch connected services with applications for networking infrastructure for small businesses and homes.

•

Productivity. We offer a small business productivity service, called “Business Promoter”, which provides lead generation services to businesses using proprietary techniques that leverage local, mobile and social media technologies and platforms to enable small businesses to be found, to engage with new prospects, and to receive telephone calls from qualified customer leads. In the future, we expect to launch additional connected services to enhance productivity for small businesses.

We believe that our platform is particularly well-suited to enable the delivery of connected services because it is always on, monitored and interactive. We expect the adoption of our connected services to support the continued growth of our recurring revenue stream.

We have experienced significant revenue and user growth in recent periods, growing our “core users” from approximately 645,000 as of January 31, 2015 to approximately 933,000 as of January 31, 2017, representing a compound annual growth rate of approximately 20%. We define core users as the number of home user accounts, office user extensions, and standalone Business Promoter accounts. We believe that we have one of the lowest customer churn rates in the industry, with an average annual core user churn rate of approximately 7%, excluding Business Promoter for the 12-month period ended January 31, 2017. Additionally, we had more than 1.7 million and approximately 1.6 million Talkatone monthly active users as of January 31, 2017 and 2016, respectively. We have a predictable revenue model with growth in recurring revenue, with total revenue of $104.5 million, $88.8 million and $72.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Subscription and services revenue, which represents the recurring portion of our total revenue, has increased as a percentage of our total revenue over the last three years, from approximately 75% in fiscal 2015 to 87% in fiscal 2017. We have continued to make significant investments in research and development, brand marketing, and channel development, incurring net losses of $(12.9) million, $(14.1) million and $(6.4) million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Our Adjusted EBITDA was $(1.4) million, $(6.5) million, $(3.5) million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operation” for a description of how we define Adjusted EBITDA and why we believe that it is useful to investors, and a reconciliation to our net loss, which is our most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles, or GAAP.

Our Products and Services

Ooma for Small Business

Ooma Office for Small Businesses

Ooma Office is a fully-featured multi-user communications system for small businesses, providing everything needed to manage communications in and out of the office with a suite of powerful features at an affordable price.

Unlike pure cloud-based phone services that only work with IP phones, our unique hybrid SaaS platform allows for the use of standard analog phones, mobile phones, and fax machines as well as select IP phones and internet fax. Ooma Office analog desktop extensions work wirelessly with no wiring infrastructure. This makes setup intuitive and easy enough for the user to install and manage without assistance from an IT professional.

Ooma Office consists of an on-premise appliance and an Ooma Linx end-point device, which wirelessly connects regular desktop telephones to the user’s high-speed internet connection. The user can configure the system online, using the Ooma Office Manager web portal. Ooma Office provides features not typically available to small businesses, including a virtual receptionist, music-on-hold, ring groups, a conference bridge, internet and analog fax capability, and mobility features, such as voicemail forwarding to a designated e-mail address.

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

Ooma Office customers can subscribe to the following calling plans to enhance their business:

•

Local numbers. Ooma allows businesses to select up to 20 local phone numbers to establish points of presence within a geographic area or for direct inward dialing to users of the system. Ooma offers phone numbers in all states and provinces in the U.S. and Canada, except the Northwest Territories of Canada.

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

Business Promoter

Business Promoter is a service that helps businesses generate new customer leads. Business Promoter optimizes a business’s online presence, enabling potential customers to discover the business and engage with it without requiring time or expertise from the business. Business Promoter utilizes location, mobile and social technologies and platforms to generate customer leads by delivering phone calls from potential customers to a business. Ooma Office users can also sign-up for the Business Promoter service on a pay-per-lead basis. Under the pay-per-lead model, users generally pay a price per lead that originates from a qualified phone call to the business.

Business Promoter also operates on a white-label basis for digital marketing agencies representing tens of thousands of business locations.

Ooma for Residence

Ooma Telo for Home

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications and unique and valuable features.

Users buy an Ooma Telo and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number from their current provider for a one-time fee or to select a new number at no cost. We provide local phone numbers throughout the U.S. and Canada except in the Northwest Territories of Canada. Once set up, users have access to free nationwide calling, international calling with low rates, and standard features such as voicemail, call waiting, caller ID, network address book, and 911 calling, with text alerts when 911 is dialed from the home. The base service is free, but users are required to pay applicable taxes and fees typically ranging from approximately $3.77 to $9.48 per month, depending on the jurisdiction. Based on a typical monthly phone bill of $40 for standard landline service, we estimate that users can save approximately $1,000 in three years by using an Ooma Telo.

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

Talkatone App

Our Talkatone mobile app is available to anyone with an iOS or Android mobile device. Users download the app from the Apple App Store or Google Play for free. Users select a phone number that they can use to make free U.S. and Canada calls and texts using a Wi-Fi or cellular data connection within and out of network. Advertising is displayed within the Talkatone mobile app and users can purchase premium services such as ad-free usage and international calling plans.

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

We use online marketing including search engine marketing, search engine optimization, online video, display advertising, and social media to attract customers as they do online research for the products and services we offer. For those prospects who do not purchase immediately, we entice them to provide their e-mail address and/or phone number by offering helpful information, relevant case studies and demonstrative webinars to assist in making their purchase decision. We continue to reach out to our prospect leads over time using e-mail and telemarketing until they purchase or the lead is retired.

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

Our small business and home products are sold through direct channels, retail and resellers, with the direct channel and resellers as our primary distribution channel for small business and the retail channel as our primary distribution channel for home customers. Our direct sales force is focused on small business sales and includes highly trained sales representatives located in the U.S. responding to inbound telephone calls and sales leads generated through marketing activity and our website. We consider our retail presence a competitive advantage and we are continuing to add retailers who share our growth objectives. Our retail distribution includes national and regional consumer electronics, big box retailers, and leading online retailers, including Amazon.com, Best Buy, Costco.com and others. Additionally, we have certain reseller partnerships with third parties who resell our home communications solution under their brand name. Our Ooma Business Promoter service is sold primarily to Ooma Office customers and through digital marketing agencies to businesses seeking to generate leads.

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

We have engineered our cloud infrastructure to enable:

•	Quality of Service through transcoding of data to/from our on-premise appliances, routing control, direct connection to internet transit providers, and strategic location of our data centers;
•	Security through AES128-encrypted media and provisioning information and layered defenses against malicious cyber-threats; and
•	Reliability through redundant data centers in Northern California and Virginia.

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

Operations and Manufacturing

We deliver our services through two separate data centers located in Northern California and Virginia, both hosted in facilities leased from Equinix, Inc. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility.

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

We contract with manufacturers in Taiwan that have a manufacturing facility in China to produce our on-premise appliances and end-point devices. We also contract with a manufacturer in Israel to produce components of our home security solutions. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Engineering, Research, and Development

We have invested significant time and resources into developing our engineering, research, and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. The team develops all aspects of our platform, including our hosted services, on-premise appliances, mobile applications, end-point devices, interconnections to third party services and tools and utilities that facilitate customer provisioning, debugging, billing and reporting. Because our engineering, research, and development team manages all aspects of our solutions, we are able to offer an integrated solution that works seamlessly between software and hardware and to respond to customer feedback to add in additional features and services that work across the entire platform.

The engineering, research and development team consists of a core set of engineers located primarily in Palo Alto, California, augmented by contract development teams in Canada, India, Ukraine, Russia, Serbia and New Zealand.

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

•	other communications companies such as 8x8 Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.;
•	companies such as Broadsoft, Inc. and Microsoft Corporation;
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

As of January 31, 2017, we had 13 issued patents, 15 patent applications pending for examination in the U.S., and five patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. Our issued patents will expire between 2028 and 2036. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms.

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

Employees and Contractors

As of January 31, 2017, we had 180 full-time employees, all of whom were located in the U.S., including 14 in manufacturing, 35 in customer support and service, 65 in research and development, 38 in sales and marketing, and 28 in general and administration. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us. As of January 31, 2017, we had 368 of these third-party contractors, including 9 in manufacturing, 138 in customer support and service, 116 in research and development, 99 in sales and marketing, and 6 in general and administration. As of such date, 138 were located in the U.S. and 230 internationally.

Facilities

Our corporate headquarters are located in Palo Alto, California and consist of approximately 18,000 square feet of office space pursuant to a lease agreement that expires November 30, 2017. We lease additional office space in Palo Alto consisting of approximately 2,379 square feet pursuant to a lease agreement that expires April 30, 2017 and a multi-use industrial space consisting of 13,800 square feet pursuant to a lease agreement that expires February 28, 2018. Outside of Palo Alto, we lease warehouse and office space totaling 16,200 square feet in Newark, California, and pursuant to co-location agreements, we lease space from third-party datacenter hosting facilities in Northern California and Virginia that support our cloud infrastructure. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

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

Federal Regulation

As a provider of internet communications services, we are subject to regulation in the U.S. by the FCC. Some of these regulatory obligations include contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request.

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

In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”) has imposed similar requirements for fixed/non-native internet voice communications related to the provision of E-911 services in all areas of Canada where the wireline incumbent carrier offers such 911 services. In the case of nomadic internet voice communications, service providers are required to ensure that 911 calls are routed to a call center which routes these calls to the appropriate PSAP based on information provided by the caller or, if the caller is unable to provide location information, based on the last registered address of the caller. The CRTC also mandates certain customer notification requirements pursuant to which new customers are required to be notified of 911 service limitations and to consent to the same before their service with us commences and we are required to provide annual update notifications to our customers of the 911 limitations of our service.

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

On August 8, 2014, the FCC adopted an Order setting text-to-911 requirements. The Order requires all Commercial Mobile Radio Services (“CMRS”) providers and all interconnected text messaging application providers to be able to deliver text messages to PSAPs, by December 31, 2014, and to begin sending text messages to a given PSAP within six months of a valid request. Compliance with this mandate and any additional 911 mandates placed on text messaging providers will impose costs on our business. If we fail to comply with these obligations, we may face significant enforcement liability or other liability risks.

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

International Regulation

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In Canada, our service is regulated by the CRTC, which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations. See “Item 1A. Risk Factors” for more information.

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

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., ShoreTel, Inc. and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) large internet companies, such as Google Inc. All of these companies currently or may in the future host their solutions through the cloud. In addition, as we expand our connected services, we face competition from lead-generation and internet search engine optimization companies and home automation companies.

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

We currently sell our Ooma Telo and Ooma Office products through a combination of direct sales, leading retailers such as Amazon.com, Costco.com, Best Buy, Fry’s Electronics and Walmart, and our reseller partnerships and a significant portion of our product sales are made through our retail and reseller partnership channels. Similarly, to date, the vast majority of our Business Promoter accounts are obtained through a limited number of reseller partnerships. In addition, our Talkatone application relies significantly on the Apple and Google app stores for distribution. Our future success depends on our continued ability to establish and maintain a network of productive retailers, to maintain and expand our reseller partnership arrangements, and to maintain the ability of Talkatone to be distributed through the app stores and increase Talkatone’s visibility therein. We expect that we will need to maintain and expand our retail channel and reseller partnership sales and Talkatone’s distribution and visibility in the app stores as we seek to expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. For example, our reseller partnership with Vivint has not produced significant sales to end users and to our knowledge, Vivint is not currently reselling our home communications solution to new customers. In addition, if Apple or Google determine that Talkatone is non-compliant with their app store vendor policies, they may revoke our rights to sell Talkatone through their app store at any time. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

We depend on a small number of vendors to manufacture the on-premise appliances, end-point devices and home security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation for production of our on-premise appliances, Hualin Precision Technology Co., Ltd. (“Hualin”) for production of our end‑point devices, and Hualin and Crow Corporation for production of our home security systems we sell to our customers. We currently do not have long-term contracts with these vendors. As a result, these third parties are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver on‑premise appliances or end-point devices of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. In the past, labor strikes in West Coast ports have delayed shipments of our products from our manufacturers. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

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

Because our technology platform is complex, incorporates a variety of new computer hardware, and the platform continues to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. For example, in April and May 2015 while working to upgrade our network, we encountered unexpected problems with the communications between our data centers, as well as certain server capacity issues, which led to multiple intermittent service outages, some of which lasted for up to approximately eight hours for some of our customers. While we have identified root causes of these service outages, and in each case were able to restore service to all of the affected customers, we continue to take corrective actions to address these root causes. We were able to correct such root causes without incurring material expenses, and the outages in April and May 2015 did not materially affect our results of operations. However, the costs incurred in correcting root causes for future service outages may be substantial and these and other related consequences could negatively impact our results of operations.

We currently serve our customers from two data center hosting facilities located in Northern California and Virginia, where we lease space from Equinix, Inc. While we believe that the additional data center and certain procedures we have adopted will enable us to restore services quickly in the event of a service outage, these procedures and our data centers, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

We currently depend on various third parties for some of our software development efforts, quality assurance and operations. Specifically, we outsource some of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants located in Canada, China, India, New Zealand, Russia, Serbia and Ukraine. Our dependence on third-party contractors creates a number of risks, in particular, the risk that we may not maintain control or effective management with respect to these business operations.

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

We have incurred substantial net losses since our inception, including net losses of approximately $12.9 million, $14.1 million and $6.4 million for the fiscal year ended January 31, 2017, 2016 and 2015, respectively. We had an accumulated deficit of $77.8 million and $64.8 million as of January 31, 2017 and 2016, respectively. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we may incur additional accounting, legal and other expenses.

As a result of our increased expenditures, we may have negative operating cash flows for the foreseeable future and will have to generate and sustain increased revenue to achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

We currently contract with several digital agencies to provide our lead-generation services as a component of their service to third parties who we include as our core users. If our relationship with these digital agencies degrades, they could elect not to use our lead-generation service, which would lead to the loss of a portion of our lead generation business revenue as well as a number of our core users. Also, for reasons beyond our control, the digital agencies we work with may lose their business relationships with third parties who purchase lead generation services for their customers, causing the digital agency to terminate its business relationship with us and the loss of such lead generation business revenue. The concentration of our access to lead generation customers creates volatility in our revenue and in the churn of our core users, which risk will remain unless and until we significantly grow the number of digital agencies we contract with, and/or increase the number of small businesses that obtain lead generation services directly from us.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 72% of our revenue from Ooma Telo for the fiscal year ended January 31, 2017. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 13 issued U.S. patents, which we expect to expire between 2028 and 2036. We also have 15 patent applications pending for examination in the U.S. and five patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development, quality assurance and development activities to third-party contractors located in Canada, India, New Zealand, Russia, Serbia and Ukraine. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. We cannot assure you that agreements with these third-party contractors or their agreements with their employees and contractors will adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

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

Nearly all of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. We are currently not in compliance with all of the applicable technical requirements of the Payment Card Industry Data Security Standard, or PCI, but we are working to become fully compliant as soon as is practicable. If we fail to become compliant or maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations may fine us or, while unusual, may impose certain restrictions on our ability to accept credit cards or terminate our agreements with them, rendering us unable to accept credit cards as payment for our services. Our services have been in the past, and may also be in the future, subject to fraudulent or abusive usage in violation of applicable law or our acceptable use policies, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes, any of which could result in our incurring substantial costs for the completion of calls. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have accessed and used our customers’ accounts and extensions through fraudulent means in the past, and they may do so in the future, which also could result in substantial call completion and other costs for us. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce domestic and international employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and customer data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage. Although we implement multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

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

We are expanding our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we expect to grow our international revenue in the future. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

•	our ability to comply with differing technical and environmental standards, data privacy and telecommunications regulations, and certification requirements outside the U.S.;
•	potential contractual and other liability to our business partners if we fail to meet their aggressive expansion schedules in new locations;
•	difficulties and costs associated with staffing and managing foreign operations;
•	potentially greater difficulty collecting accounts receivable and longer payment cycles;
•	the need to adapt and localize our services for specific countries;
•	the need to offer customer care in various native languages;
•	reliance on third parties over which we have limited control, including international resellers, for marketing and reselling our services;
•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•

lower levels of adoption of credit or debit card usage for internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data privacy requirements;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and trade and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	tariffs and other non-tariff barriers, such as quotas and local content rules and the possibility of additional import tariffs imposed by the new administration;
•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA;
•	limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
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

As we expand our operations outside the U.S. and Canada, certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. until those earnings are repatriated to the U.S. could affect the tax treatment of our foreign earnings.  Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $72.9 million and $57.5 million, respectively, available to offset future taxable income. If not utilized, both the federal and California NOLs will begin to expire in 2030. We also have federal and California research and development tax credit carryforwards that will begin to expire in 2030. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize net operating loss carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders, who own at least 5% of our stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We completed a Section 382 analysis through January 31, 2017 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, we determined that we had undergone four ownership changes. The first and second ownership changes occurred in April 2005, the third change occurred in February 2009 and the fourth change occurred in January 2017. NOLs presented account for any limited and potential lost attributes due to the ownership changes and their respective expiration dates.

No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

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

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords, store them on a mobile device that is lost or stolen, or otherwise fall prey to attacks outside our system, creating the perception that our systems are not secure against third-party access. Additionally, our third-party contractors in Canada, China, India, Philippines, New Zealand, Russia, Serbia and Ukraine may have access to customer data. If these or other third-party vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. Complaints were filed by the County of Berks, Pennsylvania and the State of Alabama on January 21, 2016 and November 12, 2015, respectively, alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of January 31, 2017. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

If we identify one or more material weaknesses in our internal control over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At January 31, 2017, we had 17,995,555 shares of common stock outstanding of which 13,227,717 shares were freely tradable.

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

As of January 31, 2017, Worldview Technology Partners beneficially owned approximately 19% of our outstanding voting securities. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, Worldview Technology Partners will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders. In March 2017, Worldview Technology Partners sold an aggregate of 3,290,483 shares of our common stock in a secondary offering and thus owned less than 1% of our outstanding voting securities after this offering.

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

The Company, its directors, and certain officers have been named as defendants in a consolidated securities class actions (“the Securities Litigation”).  See Item 3 (“Legal Proceedings”) for a detailed description of the Securities Litigation and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigation. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California and consist of approximately 18,000 square feet of office space pursuant to a lease agreement that expires November 30, 2017. We lease additional office space in Palo Alto consisting of approximately 2,379 square feet pursuant to a lease agreement that expires April 30, 2017 and a multi-use industrial space consisting of 13,800 square feet pursuant to a lease agreement that expires February 28, 2018. Outside of Palo Alto, we lease warehouse and office space totaling 16,200 square feet in Newark, California, and pursuant to co-location agreements, we lease space from third-party datacenter hosting facilities in Northern California and Virginia that support our cloud infrastructure. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3. LEGAL PROCEEDINGS

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2016 the DOR filed an answer to the Complaint. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not reasonably estimable.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 we filed our answer, affirmative defenses and counterclaims, on August 2, 2016 we filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted our motion to transfer the case. Based upon our investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, and we plan to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable.

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

Berks County Litigation

On January 21, 2016 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that we must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016 the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to continue vigorously defending this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Berks County Litigation is not reasonably estimable.

Alabama Litigation

On November 12, 2015 the Alabama Statewide 9-1-1 Board filed a lawsuit in the Circuit Court of Montgomery, Alabama against the Company (the “Alabama Litigation”). The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Alabama Emergency Telephone Services Act (the “AETS Act”). The plaintiff seeks a declaratory judgment that we must comply with the AETS Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. The Company believes that the Commerce Clause of the United States Constitution bars the application of the AETS Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Alabama, and therefore the plaintiff’s claims are without merit. On January 31, 2017 the Alabama Litigation was dismissed with prejudice pursuant to a confidential settlement agreement between the parties, without resulting in a material loss to the Company.

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

Other than the Oregon Tax litigation, Deep Green Wireless Litigation, Securities Litigation and the Berks County Litigation we currently are not a party to any material litigation or other proceedings, and as of January 31, 2017, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the New York Stock Exchange, or the NYSE under the symbol “OOMA” since July 17, 2015.

Price Range of Our Common Stock

The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as quoted on the NYSE:

	High	Low
Fiscal Year Ended January 31, 2017
Fourth Quarter	$9.90	$8.40
Third Quarter	$9.92	$8.03
Second Quarter	$8.67	$6.22
First Quarter	$7.30	$5.43

Fiscal Year Ended January 31, 2016
Fourth Quarter	$8.45	$5.66
Third Quarter	$11.45	$6.18
Second Quarter (from July 17, 2015)	$12.44	$9.84

Holders of Record

As of January 31, 2017, there were approximately 107 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

During the year ended January 31, 2017, we did not issue equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the Securities and Exchange Commission for the IPO of our common stock. In connection with the IPO, we issued 5,000,000 shares of our common stock at an offering price of $13.00 per share for aggregate net proceeds of $56.9 million, after deducting the underwriters’ discounts, commissions and offering costs. We used approximately $10.3 million of the proceeds to repay outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock. The remaining proceeds have been invested in money market funds and short-term marketable securities as of January 31, 2017.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statements of operations data for the years ended January 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of January 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this report and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Consolidated financial statements and Supplementary Data”. We derived selected consolidated statement of operations data for the years ended January 31, 2014 and 2013 and the consolidated balance sheet data as of January 31, 2015 and 2014 from audited financials not included in this report. Our historical results are not necessarily indicative of our results in any future period.

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and services	$91,127	$73,064	$53,828	$35,377	$24,107
Product and other	13,397	15,711	18,373	18,288	15,126
Total revenue	104,524	88,775	72,201	53,665	39,233
Cost of revenue:
Subscription and services	29,650	25,715	18,284	15,894	13,899
Product and other	15,545	16,150	18,440	15,573	11,590
Total cost of revenue (1)	45,195	41,865	36,724	31,467	25,489
Gross profit	59,329	46,910	35,477	22,198	13,744
Operating expenses:
Sales and marketing (1)	33,768	28,534	22,276	13,192	7,471
Research and development (1)	24,239	18,502	12,290	7,888	7,023
General and administrative (1)	14,598	12,561	6,650	2,573	2,508
Total operating expenses	72,605	59,597	41,216	23,653	17,002
Loss from operations	(13,276)	(12,687)	(5,739)	(1,455)	(3,258)
Other income (expense):
Interest income (expense), net	370	(881)	(323)	(269)	(550)
Change in fair value of warrants	—	(442)	(795)	(250)	153
Other expense, net	(43)	(42)	(55)	(26)	(8)
Loss before income taxes	(12,949)	(14,052)	(6,912)	(2,000)	(3,663)
Income tax benefit	—	—	502	—	—
Net loss	$(12,949)	$(14,052)	$(6,410)	$(2,000)	$(3,663)
Net loss per share of common stock:
Basic and diluted	$(0.74)	$(1.38)	$(2.81)	$(1.18)	$(3.54)
Weighted-average number of shares used in per share amounts:
Basic and diluted	17,490,448	10,173,095	2,284,241	1,688,846	1,035,957

(1)	Stock-based compensation and related taxes are included in our results of operations as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015	2014	2013
Total cost of revenue	$1,038	$437	$36	$7	$11
Sales and marketing	1,455	611	41	6	1
Research and development	3,619	1,683	169	26	50
General and administrative	3,754	1,922	180	33	111
Total	$9,866	$4,653	$426	$72	$173

	As of January 31,
	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,990	$27,413	$9,133	$6,364
Short-term investments	49,211	27,991	—	—
Working capital (deficit)	34,299	35,891	(5,863)	(6,959)
Total assets	73,338	76,536	31,277	17,716
Convertible preferred stock warrant liability, current and non-current	—	—	1,217	361
Debt and lease obligations, current and non-current	—	632	11,960	2,415
Deferred revenue, current and non-current	16,030	15,072	14,383	10,356
Total liabilities	33,518	33,646	42,785	24,034
Convertible preferred stock (1)	—	—	33,637	33,541
Total stockholders' equity (deficit)	39,820	42,890	(45,145)	(39,859)

(1)	All of the outstanding convertible preferred stock was converted to common stock following the close of the Company’s IPO in July 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2015 as fiscal 2015, our fiscal year ended January 31, 2016 as fiscal 2016, and our fiscal year ended January 31, 2017 as fiscal 2017. All other references to years are references to calendar years.

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

We generate our subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services. We have experienced significant revenue and user growth in recent periods, growing our core users from approximately 645,000 as of January 31, 2015 to approximately 933,000 as of January 31, 2017, representing a compound annual growth rate of approximately 20%. We define core users as the number of home user accounts, office user extensions and standalone Business Promoter accounts, which means Business Promoter users who do not subscribe to any other services from us. We derive our subscription and services revenue primarily from recurring monthly and annual payments related to our services, such as Ooma Premier, Ooma Office, international calling plans and other subscriptions. Our subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid minutes for international calling and directory assistance, and the display of advertisements through our Talkatone mobile app. We believe that our recurring subscription and services revenue is reliable and predictable, and provides us with visibility into our near-term results. Our subscription and services revenue has increased as a percentage of our total revenue in recent periods, from 75% for fiscal 2015 to 87% for fiscal 2017. We expect our subscription and services revenue to continue to increase for the foreseeable future as we add new users, retain a high proportion of our existing user base and introduce subscriptions to new connected services.

We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma Office or Telo. Our product and other revenue has decreased as a percentage of our total revenue in recent periods, from 25% for fiscal 2015 to 13% for fiscal 2017. We expect our product and other revenue to remain relatively flat on a year-over-year basis.

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

We have experienced significant growth in recent periods, with total revenues of $104.5 million, $88.8 million and $72.2 million in fiscal 2017, 2016 and 2015, respectively, generating year-over-year increases of 18% and 23%, respectively. We have made significant investments in research and development, brand marketing and channel development and incurred net losses of $12.9 million, $14.1 million and $6.4 million in fiscal 2017, 2016 and 2015, respectively.

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
•

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Small Business customers than Ooma Residential customers, which is driven in part by the failure rate of small businesses. Accordingly, we expect that our overall core user churn rate will increase if sales of Ooma Small Business products increase relative to sales of Ooma Residential products, or if churn rate of our Business Promoter customers increases.

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

	As of January 31,
	2017	2016	2015
Core Users	933,000	800,000	645,000

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR as of the end of a quarter by dividing our recurring revenue (which is defined as total subscription and service revenue, excluding Talkatone revenue) for a quarter by the average of the number of core users at the beginning and end of that quarter, and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. We have generally experienced a year-over-year increase in AERR due to an increase in the number of core users.

	As of January 31,
	2017	2016	2015
	(in thousands)
Annualized Exit Recurring Revenue	$89,425	$76,938	$61,907

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

We calculate our estimated annual net dollar subscription retention rate for our core users by multiplying:

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

•	calculating our monthly churn rate by dividing our churn in a month by the number of core users at the beginning of that month; and
•	calculating our annual retention rate as one minus the sum of our monthly churn rates for the preceding 12-month period.

	As of January 31,
	2017	2016	2015
Annual Net Dollar Subscription Retention Rate	91%	94%	102%

Net Dollar Subscription Retention Rate decreased year over year primarily due to decline in average revenue per user from our Business Promoter users on a year-over-year basis.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaning comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other (income) expense, net, write-off of non-cash deferred debt issuance costs, depreciation and amortization, stock-based compensation and related taxes, income tax benefit, change in the fair value of our warrants and change in fair value of our acquisition-related contingent consideration.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes, change in fair value of warrants, change in fair value of acquisition-related contingent consideration or write-off of non-cash deferred debt issuance costs;

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(12,949)	$(14,052)	$(6,410)
Reconciling items:
Interest and other (income) expense, net	(327)	591	378
Write-off of non-cash deferred debt issuance costs	—	332	—
Depreciation and amortization	1,648	1,410	896
Amortization of intangibles	348	393	306
Stock-based compensation and related taxes	9,866	4,653	426
Income tax benefit	—	—	(502)
Change in fair value of warrant liability	—	442	795
Change in fair value of acquisition-related contingent consideration	—	(281)	656
Adjusted EBITDA	$(1,414)	$(6,512)	$(3,455)

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

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to continue to increase as we expand our user base.

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to remain relatively flat on a year-over-year basis.

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

Sales and marketing expenses. Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to continue increasing in absolute dollars and as a percentage of total revenue as we continue to actively grow our core users and expand our operations internationally.

Research and development expenses. Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to grow in absolute dollars and increase slightly as a percentage of total revenue going forward.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel costs for employees engaged in administrative activities to support the day-to-day operations of our business. Other significant components of our general and administrative expenses include professional service fees, legal fees and allocated costs of facilities and information technology. We expect our general and administrative expenses to remain relatively flat or decrease slightly as a percentage of total revenue going forward.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of total revenue for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenue:
Subscription and services	$91,127	$73,064	$53,828
Product and other	13,397	15,711	18,373
Total revenue	104,524	88,775	72,201
Cost of revenue:
Subscription and services	29,650	25,715	18,284
Product and other	15,545	16,150	18,440
Total cost of revenue (1)	45,195	41,865	36,724
Gross profit	59,329	46,910	35,477
Operating expenses:
Sales and marketing (1)	33,768	28,534	22,276
Research and development (1)	24,239	18,502	12,290
General and administrative (1)	14,598	12,561	6,650
Total operating expenses	72,605	59,597	41,216
Loss from operations	(13,276)	(12,687)	(5,739)
Interest income (expense), net	370	(881)	(323)
Change in fair value of warrants	—	(442)	(795)
Other expense, net	(43)	(42)	(55)
Loss before income taxes	(12,949)	(14,052)	(6,912)
Income tax benefit	—	—	502
Net loss	$(12,949)	$(14,052)	$(6,410)

(1)	Includes stock-based compensation and related taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Total cost of revenue	$1,038	$437	$36
Sales and marketing	1,455	611	41
Research and development	3,619	1,683	169
General and administrative	3,754	1,922	180
Total	$9,866	$4,653	$426

The following table sets forth selected consolidated statements of operations, expressed as a percentage of total revenue, for each of the periods indicated:

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenue:
Subscription and services	87%	82%	75%
Product and other	13	18	25
Total revenue	100	100	100
Cost of revenue:
Subscription and services	28	29	25
Product and other	15	18	26
Total cost of revenues	43	47	51
Gross profit	57	53	49
Operating expenses:
Sales and marketing	32	32	31
Research and development	23	21	17
General and administrative	14	14	9
Total operating expenses	69	67	57
Loss from operations	(12)	(14)	(8)
Interest income (expense), net	—	(1)	—
Change in fair value of warrants	—	—	(2)
Other expense, net	—	—	—
Loss before income taxes	(12)	(15)	(10)
Income tax benefit	—	—	1
Net loss	(12%)	(15%)	(9%)

Consolidated Statement of Operations:

Comparison of years ended January 31, 2017 and 2016 (in thousands):

Revenue

	Fiscal Year Ended January 31,		2017 to 2016
	2017	2016	$ Change	% Change
Revenue:
Subscription and services	$91,127	$73,064	$18,063	25%
Product and other	13,397	15,711	(2,314)	(15%)
Total revenue	$104,524	$88,775	$15,749	18%

Percentage of revenue:
Subscription and services	87%	82%
Product and other	13%	18%
Total	100%	100%

Our total revenue increased by $15.7 million due to an increase in subscription and services revenue, offset by a decline in product and other revenue.

Our subscription and services revenue increased by $18.1 million in fiscal 2017 as compared to fiscal 2016, primarily due to a growth in our core users which increased to approximately 933,000 core users as of January 31, 2017 from approximately 800,000 core users as of January 31, 2016. The increase in subscription and services revenue was also in part due to an increase in our small business revenue driven by growth in Ooma Office.

Our product and other revenue decreased by $2.3 million in fiscal 2017 as compared to fiscal 2016, primarily due to a decrease in the volume of units sold and lower average selling prices as we continued to sell our on-premises appliances at an aggressive price to our customers.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,		2017 to 2016
	2017	2016	$ Change	% Change
Cost of revenue:
Subscription and services	$29,650	$25,715	$3,935	15%
Product and other	15,545	16,150	(605)	(4%)
Total cost of revenue	$45,195	$41,865	$3,330	8%
Gross profit:
Subscription and services	$61,477	$47,349	$14,128	30%
Product and other	(2,148)	(439)	(1,709)	389%
Total	$59,329	$46,910	$12,419	26%
Gross margin:
Subscription and services	67%	65%
Product and other	(16%)	(3%)
Total	57%	53%

Total gross margin increased to 57% in fiscal 2017 as compared to 53% in fiscal 2016, primarily due to higher growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin. The improvement in subscription and services revenue gross margin was primarily due to increase in revenue from Ooma Office and also due to economies of scale as our subscriber base increased.

The total gross profit increased by $12.4 million in fiscal 2017 as compared to fiscal 2016, due to an increase in subscription and services gross profit of $14.1 million which was offset by a decrease in product and other gross profit of $1.7 million.

The increase in cost of subscription and services revenue of $3.9 million was primarily attributable to an increase in telecom and hosting fees of $1.6 million driven by a growth in our core users, an increase in credit card processing fee of $0.9 million, an increase in personnel and consultant costs of $0.7 million driven by increased headcount and growth in business, and an increase in stock-based compensation of $0.5 million.

The decrease in cost of product and other revenue of $0.6 million was primarily due to a decrease in the number of on-premise appliances sold in fiscal 2017 as compared to fiscal 2016, offset by an increase in the number of end-point devices sold to both our residential and small business customers.

Operating Expenses

	Fiscal Year Ended January 31,		2017 to 2016
	2017	2016	$ Change	% Change
Sales and marketing	$33,768	$28,534	$5,234	18%
Research and development	24,239	18,502	5,737	31%
General and administrative	14,598	12,561	2,037	16%
Total operating expenses	$72,605	$59,597	$13,008	22%
Sales and marketing expenses increased by $5.2 million in fiscal 2017 as compared to fiscal 2016. The increase was primarily due to an increase in personnel and consultant related costs of $3.2 million driven by increased headcount and growth in business, an increase in stock-based compensation of $0.8 million, an increase in marketing activities of $0.7 million and an increase in facilities and equipment related costs of $0.4 million.

Research and development expenses increased by $5.7 million in fiscal 2017 as compared to fiscal 2016. The increase was primarily attributable to an increase in personnel and consultant related costs of $3.2 million driven by increased headcount primarily to support our growth of our Ooma Office, an increase in stock-based compensation of $1.9 million and an increase in facilities and equipment related costs of $0.5 million.

General and administrative expenses increased by $2.0 million in fiscal 2017 as compared to fiscal 2016. The increase was primarily attributable to an increase in stock-based compensation of $1.8 million and an increase in legal and professional services fees of $0.4 million, offset by a decrease in consultant costs of $0.3 million.

Other Income (Expense), net

	Fiscal Year Ended January 31,		2017 to 2016
	2017	2016	$ Change	% Change
Interest income (expense), net	$370	$(881)	$1,251	NM*
Change in fair value of warrants	—	(442)	442	NM*
Other expense, net	(43)	(42)	(1)	NM*
Total other income (expense)	$327	$(1,365)	$1,692

* Not meaningful

Other income (expense) is comprised mainly of interest income related to our short-term investments, interest expense related to the outstanding debt and change in fair value of warrants. Other income (expense), net increased by $1.7 million in fiscal 2017 as compared to fiscal 2016. The increase was primarily attributed to a decrease in interest expense of $0.9 million due to the payoff of our outstanding debt in July 2015 and an increase in interest income related to short-term investments of $0.4 million. In addition, due to the conversion and cash settlement of preferred stock warrants during the second quarter of fiscal 2016, change in fair value of warrants was zero and $(0.4) million in fiscal 2017 and fiscal 2016, respectively.

Comparison of years ended January 31, 2016 and 2015 (in thousands):

Revenue

	Fiscal Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Revenue:
Subscription and services	$73,064	$53,828	$19,236	36%
Product and other	15,711	18,373	(2,662)	(14%)
Total revenue	$88,775	$72,201	$16,574	23%

Percentage of revenue:
Subscription and services	82%	75%
Product and other	18%	25%
Total	100%	100%

Our subscription and services revenue increased by $19.2 million, primarily due to a 24% growth in our core users, which increased to approximately 800,000 as of January 31, 2016 from approximately 645,000 core users as of January 31, 2015. In addition to the increase in our core users, our average annual subscription and services revenue per core user increased year-over-year.

Our product and other revenue decreased by $2.7 million due to a decrease in sales of our on-premise appliances and end-point devices in fiscal 2016 as compared to fiscal 2015. In fiscal 2015, we experienced a large, non-recurring order by one of our reseller partners, which was not repeated by that partner in fiscal 2016 and was the primary driver for the decrease in product revenue. In addition, the decrease in product and other revenue was also due to lower average selling prices as we continued to sell our on-premise appliances at an attractive price to facilitate the adoption of our platform.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Cost of Revenue:
Subscription and services	$25,715	$18,284	$7,431	41%
Product and other	16,150	18,440	(2,290)	(12%)
Total cost of revenue	$41,865	$36,724	$5,141	14%
Gross profit:
Subscription and services	$47,349	$35,544	$11,805	33%
Product and other	(439)	(67)	(372)	555%
Total	$46,910	$35,477	$11,433	32%
Gross margin:
Subscription and services	65%	66%
Product and other	(3%)	—
Total	53%	49%

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

Operating Expenses

	Fiscal Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Sales and marketing	$28,534	$22,276	$6,258	28%
Research and development	18,502	12,290	6,212	51%
General and administrative	12,561	6,650	5,911	89%
Total operating expenses	$59,597	$41,216	$18,381	45%

The increase in sales and marketing expenses of $6.3 million was mainly due to an increase in advertising and marketing expenses of $2.0 million, as we expanded customer and partner programs and lead generation activities, an increase in personnel-related costs of $1.7 million as we increased sales and marketing headcount to support growth and an increase in consulting costs of $1.3 million to supplement our direct sales team. The increase was also attributable to an increase in facilities-related costs of $0.6 million and an increase in stock-based compensation of $0.6 million.

The increase in research and development expenses of $6.2 million was primarily attributable to an increase in personnel-related costs of $3.1 million due to an increased headcount, an increase in stock-based compensation of $1.5 million, an increase in consultant costs of $1.0 million and an increase in facilities-related costs of $0.3 million.

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

Other Income (Expense), net

	Fiscal Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Interest (expense) income, net	$(881)	$(323)	$(558)	173%
Change in fair value of warrants	(442)	(795)	353	(44%)
Other expense, net	(42)	(55)	13	NM*
Total other income (expense)	$(1,365)	$(1,173)	$(192)

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

Income Tax Benefit

	Fiscal Year Ended January 31,		2016 to 2015
	2016	2015	$ Change	% Change
Income tax benefit	$—	$502	$(502)	NM*

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

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures, including non-GAAP net loss and non-GAAP net loss per share.

These non-GAAP financial measures exclude non-cash or non-recurring expenses including stock-based compensation expense and related taxes, amortization of intangibles, change in fair value of our acquisition-related contingent consideration, change in fair value of warrants and write-off of non-cash deferred debt issuance costs and income tax benefit.

These non-GAAP financial measures are presented to provide investors with additional information regarding our financial results and core business operations. Ooma considers these non-GAAP financial measures to be useful measures of the operating performance of the Company, because they contain adjustments for unusual events or factors that do not directly affect what management considers to be Ooma’s core operating performance, and are used by the Company’s management for that purpose. Management also believes that these non-GAAP financial measures allow for a better evaluation of the Company’s performance by facilitating a meaningful comparison of the Company’s core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance of a company.

Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of the Company’s operating results. The non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted gains or expenses are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together.

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands, except per share amounts):

	Fiscal Year Ended January
	2017	2016	2015
GAAP Net Loss	$(12,949)	$(14,052)	$(6,410)
Stock-based compensation and related taxes	9,866	4,653	426
Amortization of intangibles	348	393	306
Change in fair value of acquisition-related contingent consideration	—	(281)	656
Change in fair value of warrant liability	—	442	795
Write-off of non-cash deferred debt issuance costs	—	332	—
Income tax benefit	—	—	(502)
Non-GAAP Net Loss	$(2,735)	$(8,513)	$(4,729)

Basic and Diluted Net Loss per share on a GAAP basis	$(0.74)	$(1.38)	$(2.81)
Stock-based compensation and related taxes	0.56	0.46	0.19
Amortization of intangibles	0.02	0.04	0.13
Change in fair value of acquisition-related contingent consideration	—	(0.03)	0.29
Change in fair value of warrant liability	—	0.04	0.35
Write-off of non-cash deferred debt issuance costs	—	0.03	—
Income tax benefit	—	—	(0.22)
Basic and Diluted Net Loss per share on a Non-GAAP basis	$(0.16)	$(0.84)	$(2.07)

Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations for each of the eight quarters ended January 31, 2017. In our opinion the data has been prepared on a basis consistent with our audited annual financial statements included in this Annual Report on Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future for a full year or any other period. The following quarterly financial data should be read in conjunction with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended
	January 31, 2017	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016	October 31, 2015	July 31, 2015	April 30, 2015
Revenue:
Subscription and services	$24,041	$23,179	$22,417	$21,490	$20,569	$19,470	$17,449	$15,576
Product and other	3,523	3,828	3,077	2,969	3,742	4,006	3,687	4,276
Total revenue	27,564	27,007	25,494	24,459	24,311	23,476	21,136	19,852
Cost of revenue:
Subscription and services	7,547	7,388	7,444	7,271	7,066	6,715	6,310	5,624
Product and other	4,229	4,276	3,501	3,539	4,083	4,277	3,583	4,207
Total cost of revenue	11,776	11,664	10,945	10,810	11,149	10,992	9,893	9,831
Gross profit	15,788	15,343	14,549	13,649	13,162	12,484	11,243	10,021
Operating expenses:
Sales and marketing	8,793	8,302	8,578	8,095	8,287	7,539	6,813	5,895
Research and development	6,415	6,244	5,839	5,741	5,173	4,948	4,284	4,097
General and administrative	3,493	3,705	3,545	3,855	2,895	3,499	3,206	2,961
Total operating expenses	18,701	18,251	17,962	17,691	16,355	15,986	14,303	12,953
Loss from operations	(2,913)	(2,908)	(3,413)	(4,042)	(3,193)	(3,502)	(3,060)	(2,932)
Other income (expense):
Interest income (expense), net	111	95	100	64	21	(10)	(607)	(285)
Change in fair value of warrants	—	—	—	—	—	—	274	(716)
Other (expense) income, net	(30)	(8)	(27)	22	(11)	(19)	(10)	(2)
Total other income (expense)	81	87	73	86	10	(29)	(343)	(1,003)
Net loss	$(2,832)	$(2,821)	$(3,340)	$(3,956)	$(3,183)	$(3,531)	$(3,403)	$(3,935)

Quarterly Trends

Revenue

Our subscription and service revenue has grown quarter-over-quarter primarily due to the continued growth in our subscriber base driven by an increase in our core users. Our product revenue ranged from $3.0 million to $4.3 million during the periods presented and generally declined as a percentage of total revenue. We believe that comparisons of our quarterly product revenue on a year-over-year basis are more meaningful than comparisons of our quarterly product revenue on a sequential basis due to factors such as seasonality and the timing of product purchases by our reseller partners. During the first quarter of fiscal 2017, we experienced a decrease in product revenue year over year mainly due to a large, non-recurring order by one of our customers in the first quarter of fiscal 2016, which was not repeated during the first quarter of 2017. In addition, the decrease in our product and other revenue was also in part due to lower average selling prices as we continued to sell our on-premise appliances at an aggressive price to our customers.

Gross Profit and Gross Margin

Our gross profit has increased quarter-over-quarter in absolute dollars and our gross margin has increased from 51% to 57% during the periods presented, as a result of the increasing mix of subscription and services revenue as a percentage of total revenue.

Operating Expenses

Quarterly operating expenses in absolute dollars increased sequentially for all the periods presented, primarily driven by an increase in headcount and personnel-related expenses, including stock-based compensation and consultant expenses, and marketing and advertising expenses associated with our efforts to increase our overall subscriber base and product sales. During the fourth quarter of fiscal 2016, we experienced a reduction in the general and administrative expense due to the fair value remeasurement of acquisition related earn-out provisions for Talkatone.

Liquidity and Capital Resources

As of January 31, 2017, we had $53.2 million of cash and cash equivalents and short-term investments. To date we have funded our operations through sales to our customers, proceeds from issuance of common stock in the initial public offering, borrowings under the credit facilities and issuance of convertible preferred stock. In April 2015, we raised $5.0 million in proceeds from the sale of our Series Beta convertible preferred stock. In July 2015, we completed our IPO and sold 5,000,000 shares of our common stock at $13.00 per share for an aggregate net proceeds of $56.9 million, after deducting underwriters’ discounts, commissions and offering costs. We used approximately $10.3 million of the IPO proceeds to repay our outstanding debt and $0.6 million to cash settle a warrant to purchase 70,287 shares of our convertible preferred stock.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$385	$(470)	$(4,067)
Net cash used in investing activities	(22,969)	(30,962)	(1,858)
Net cash (used in) provided by financing activities	(839)	49,712	8,694
Net (decrease) increase in cash and cash equivalents	$(23,423)	$18,280	$2,769

Net Cash Provided by (Used in) Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Net loss	$(12,949)	$(14,052)	$(6,410)
Add back non-cash charges	11,979	7,013	2,634
Net loss before non-cash charges	(970)	(7,039)	(3,776)
(Increase) decrease in inventories	(819)	3,070	(3,206)
Decrease (increase) in deferred inventory costs	393	235	(751)
(Decrease) increase in accounts payable and accrued expenses	(99)	4,392	1,212
Decrease (increase) in accounts receivable	895	(1,215)	(2,095)
Increase in deferred revenue	958	689	4,014
Others	27	(602)	535
Net cash provided by (used in) operating activities	$385	$(470)	$(4,067)

For the fiscal year ended January 31, 2017, our net loss of $12.9 million included non-cash charges of $12.0 million primarily related to stock-based compensation of $9.8 million and depreciation and amortization of $2.2 million. Operating asset and liability changes for the fiscal year ended January 31, 2017 included:

•	an increase of $0.8 million in our raw material and finished goods inventory to scale our business
•	a decrease of $0.4 million of deferred inventory costs due to lower inventory levels at channel partners
•	a decrease of $0.1 million of accounts payable and accrued liabilities primarily due to the timing of payments

•	a decrease of $0.9 million in accounts receivable primarily due to timing of billing and our collection efforts
•

an increase of $1.0 million in deferred revenue due to an increase of $1.8 million in deferred revenue from subscription and other driven by a growth in our core users, offset by a decrease of $0.8 million in deferred product revenue associated with lower inventory levels at channel partners.

For the fiscal year ended January 31, 2016, our net loss of $14.1 million included non-cash charges of $7.0 million primarily related to $4.7 million of stock-based compensation, $1.8 million of depreciation and amortization expense, $0.3 million of write-off of non-cash deferred debt issuance costs due to the repayment of debt and $0.2 million of expense due to change in fair value of preferred warrant liability and acquisition-related contingent consideration. Operating asset and liability changes for the fiscal year ended January 31, 2016 included:

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

Our investing activities include purchases of short-term investments, capital expenditures for property and equipment purchases and business acquisitions. Our capital expenditures have primarily been for general business purposes, including expansion of our network operations centers, computer equipment used internally, and leasehold improvements as we have expanded our office space to accommodate our growth in headcount.

During the fiscal year ended January 31, 2017, we used $23.0 million in investing activities for purchases of short-term investments of $59.0 million and purchases of property and equipment of $1.6 million, offset by proceeds from maturity and sale of short-term investments of $37.6 million.

During the fiscal year ended January 31, 2016 we used $28.1 million for purchases of short-term investments and $2.9 million for purchases of property and equipment in investing activities.

During the fiscal year ended January 31, 2015 we used $1.2 million for purchases of property and equipment and $0.7 million in connection with a business acquisition in investing activities.

Net Cash (Used in) Provided by Financing Activities

Cash generated from financing activities includes proceeds from borrowings under our credit facilities, proceeds from issuance of common stock related to warrants and employee stock benefit plans, proceeds from the issuance of preferred stock and proceeds from the sale of common stock in our IPO in July 2015. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units, repayment of debt and capital leases, payment of preferred warrant liability and payment of acquisition related earn-out.

During fiscal 2017, financing activities used $0.8 million of cash, which consisted of payment of $1.6 million related to shares repurchased for tax withholdings on vesting of restricted stock units, repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out, offset by proceeds of $1.5 million from the exercise of options and issuance of common stock related to employee stock purchase plan.

During fiscal 2016, financing activities provided $49.7 million of cash. During fiscal 2016, we generated net cash proceeds of $57.0 million from the issuance of common stock from our IPO, after adjusting for underwriting discounts and commissions of $4.5 million and offering costs of $3.6 million, all of which were paid as of January 31, 2016. Cash provided from financing activities also included $5.0 million from issuance of Series Beta preferred stock and $0.2 million in proceeds from the exercise of options and warrants and issuance of common stock under employee stock purchase plan, offset by repayment of $11.6 million of outstanding debt, payment of $0.6 million of preferred warrant liability and payment of $0.3 million of acquisition-related earn-out.

During fiscal 2015, we had net proceeds of $8.7 million from financing activities, primarily due to $9.9 million from borrowings under our credit facility and $0.4 million from our issuance of common stock in connection with employee stock option exercises, offset by $1.5 million in repayment of debt and capital leases, and payment of $0.1 million in deferred offering costs.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of January 31, 2017 (in thousands):

		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$1,401	$1,297	$94	$10
Total	$1,401	$1,297	$94	$10

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements.

As of January 31, 2017, non-cancelable purchase commitments with our contract manufacturers were $4.0 million.

As of January 31, 2017, we had no tax liabilities related to uncertainty in income tax positions.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates. Our most critical accounting policies are summarized below. For further information on our significant accounting policies, see Note 1 in the accompanying notes to our consolidated financial statements.

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

We determine VSOE of selling price for telephony services and end-point devices based on historical standalone sales to customers. In determining VSOE of selling price, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. We do not have VSOE or TPE for our on-premise appliances; we estimate BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

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

If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We recorded inventory write downs of $0.1 million, $0.2 million and $0.3 million for fiscal 2017, 2016 and 2015, respectively.

Stock-Based Compensation

We grant stock-based awards which include stock options and restricted stock units (“RSUs”) under the 2015 Equity Incentive Plan, and purchase rights under the employee stock purchase plan (“ESPP”). Stock-based compensation expense for all stock-based awards granted to employees is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each RSU granted is determined using the fair value of our common stock on the date of grant. The fair value of each stock purchase right under our ESPP is calculated based on the closing price of our stock on the date of grant and the value of put and call options estimated using the Black-Scholes option pricing model. The Black-Scholes pricing model requires assumptions including the market value of our common stock, expected term of the award, expected volatility of the price of our common stock, risk-free interest rates, and expected dividend yield.

Stock-based compensation expense for options granted to non-employees is calculated using the Black-Scholes option pricing model and is recognized in the consolidated statements of operations over the service period. Compensation expense for non-employee stock options subject to vesting is remeasured as of each reporting date until the stock options are vested, and any change in value is recognized in the consolidated statement of operations during the period the related services are performed.

We adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting in the third quarter of fiscal 2017 and elected to account for forfeitures as they occur rather than estimate expected forfeiture. See Note 1 in the accompanying notes to our consolidated financial statements for more information.

We recognize stock-based compensation expense on the straight-line method for our equity awards. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected volatility, expected term, risk-free interest rate, and expected dividends.

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of January 31, 2017 and January 31, 2016, we have recorded a full valuation allowance against our deferred tax assets, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had cash and cash equivalents and short-term investments of $53.2 million and $55.4 million as of January 31, 2017 and 2016, respectively. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash and cash equivalents are held in cash and short-term money market funds. Our investments are held in U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of our available-for-sale securities as of January 31, 2017 and 2016, or our interest income for fiscal 2017, 2016 and 2015. We did not hold any outstanding debt with variable interest rates as of January 31, 2017 and 2016.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ooma, Inc.

Palo Alto, California

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and its subsidiary (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes considerations of internal control over financial reporting as basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ooma, Inc. and its subsidiary as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 11, 2017

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2017	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,990	$27,413
Short-term investments	49,211	27,991
Accounts receivable, net	4,714	5,609
Inventories	5,830	5,011
Deferred inventory costs	1,620	2,013
Prepaid expenses and other current assets	1,891	1,318
Total current assets	67,256	69,355
Property and equipment, net	4,176	4,291
Intangible assets, net	537	885
Goodwill	1,117	1,117
Other assets	252	888
Total assets	$73,338	$76,536
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,857	$4,786
Accrued expenses	11,579	13,010
Short-term capital lease	—	632
Deferred revenue	15,521	15,036
Total current liabilities	32,957	33,464
Other liabilities	561	182
Total liabilities	33,518	33,646
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on January 31, 2017 and January 31, 2016, respectively	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 17,995,555 and 16,916,250 shares issued and outstanding on January 31, 2017 and January 31, 2016, respectively	2	2
Additional paid-in capital	117,639	107,679
Accumulated other comprehensive (loss) income	(11)	17
Accumulated deficit	(77,810)	(64,808)
Total stockholders’ equity	39,820	42,890
Total liabilities and stockholders’ equity	$73,338	$76,536

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Operations

(Amounts in thousands except per share data)

	Fiscal Year Ended January 31,
	2017	2016	2015
Revenue:
Subscription and services	$91,127	$73,064	$53,828
Product and other	13,397	15,711	18,373
Total revenue	104,524	88,775	72,201
Cost of revenue:
Subscription and services	29,650	25,715	18,284
Product and other	15,545	16,150	18,440
Total cost of revenue	45,195	41,865	36,724
Gross profit	59,329	46,910	35,477
Operating expenses:
Sales and marketing	33,768	28,534	22,276
Research and development	24,239	18,502	12,290
General and administrative	14,598	12,561	6,650
Total operating expenses	72,605	59,597	41,216
Loss from operations	(13,276)	(12,687)	(5,739)
Other income (expense):
Interest income (expense), net	370	(881)	(323)
Change in fair value of warrants	—	(442)	(795)
Other expense, net	(43)	(42)	(55)
Loss before income taxes	(12,949)	(14,052)	(6,912)
Income tax benefit	—	—	502
Net loss	$(12,949)	$(14,052)	$(6,410)
Net loss per share of common stock:
Basic and diluted	$(0.74)	$(1.38)	$(2.81)
Weighted-average number of shares used in per share amounts:
Basic and diluted	17,490,448	10,173,095	2,284,241

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of COMPREHENSIVE lOSS

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Net loss	$(12,949)	$(14,052)	$(6,410)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investment	(28)	17	—
Comprehensive loss	$(12,977)	$(14,035)	$(6,410)

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ EQuity (Deficit)

(Amounts in thousands, except share data)

	Series Alpha Convertible Preferred Stock		Series Alpha-1 Convertible Preferred Stock		Series Beta Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comprehensive Income	Deficit	Equity (Deficit)
BALANCE - January 31, 2014	7,848,198	$30,536	485,143	$3,005	—	$—	1,927,177	$—	$4,487	$—	$(44,346)	$(39,859)
Issuance of common stock for stock option exercises	—	—	—	—	—	—	135,564	—	19	—	—	19
Issuance of preferred stock upon warrant exercise	20,407	96	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	2,326	—	11	—	—	11
Issuance of common stock in conjunction with acquisition	—	—	—	—	—	—	90,246	—	338	—	—	338
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	359,752	—	68	—	—	68
Issuance of common stock warrants in conjunction with debt	—	—	—	—	—	—	—	—	262	—	—	262
Stock-based compensation	—	—	—	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	—	—	—	—	—	—	(6,410)	(6,410)
BALANCE - January 31, 2015	7,868,605	30,632	485,143	3,005	—	—	2,515,065	—	5,611	—	(50,756)	(45,145)
Issuance of Series Beta preferred stock, net	—	—	—	—	241,469	5,000	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon initial public offering	(7,868,605)	(30,632)	(485,143)	(3,005)	(241,469)	(5,000)	8,878,857	1	38,636	—	—	38,637
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	—	—	5,000,000	1	56,878	—	—	56,879
De-recognition of preferred warrant liability to additional paid-in capital	—	—	—	—	—	—	—	—	1,075	—	—	1,075
Issuance of common stock in conjunction with acquisition- related earn-out	—	—	—	—	—	—	49,159	—	451	—	—	451
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	327,349	—	154	—	—	154
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	15,569	—	111	—	—	111
Exercise of common stock warrants to common stock	—	—	—	—	—	—	30,573	—	31	—	—	31
Exercise of preferred stock warrants to common stock	—	—	—	—	—	—	16,521	—	13	—	—	13
Issuance of common stock for stock option exercises	—	—	—	—	—	—	83,157	—	66	—	—	66
Stock-based compensation	—	—	—	—	—	—	—	—	4,653	—	—	4,653
Other comprehensive income	—	—	—	—	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	—	—	—	—	(14,052)	(14,052)
BALANCE - January 31, 2016	—	—	—	—	—	—	16,916,250	2	107,679	17	(64,808)	42,890
Issuance of common stock in conjunction with acquisition- related earn-out	—	—	—	—	—	—	26,375	—	165	—	—	165
Vesting of early exercised stock options and restricted stock	—	—	—	—	—	—	123,221	—	81	—	—	81
Issuance of common stock related to employee stock purchase plan	—	—	—	—	—	—	234,792	—	1,176	—	—	1,176
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	657,034	—	—	—	—	—
Shares repurchased for tax withholdings on vesting of restricted stock units	—	—	—	—	—	—	(170,281)	—	(1,588)	—	—	(1,588)
Issuance of common stock for stock option exercises	—	—	—	—	—	—	208,164	—	301	—	—	301
Stock-based compensation	—	—	—	—	—	—	—	—	9,772	—	—	9,772
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Cumulative stock-based compensation forfeiture adjustment	—	—	—	—	—	—	—	—	53	—	(53)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(12,949)	(12,949)
BALANCE - January 31, 2017	—	$—	—	$—	—	$—	17,995,555	$2	$117,639	$(11)	$(77,810)	$39,820

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(12,949)	$(14,052)	$(6,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,772	4,653	426
Depreciation and amortization	1,849	1,410	896
Amortization of intangible assets	348	393	306
Deferred income taxes	—	—	(502)
Others	10	64	57
Write-off of non-cash deferred debt issuance costs	—	332	—
Change in fair value of acquisition related contingent consideration	—	(281)	656
Change in fair value of warrant liability	—	442	795
Changes in operating assets and liabilities:
Accounts receivable, net	895	(1,215)	(2,095)
Inventories	(819)	3,070	(3,206)
Deferred inventory costs	393	235	(751)
Prepaid expenses and other assets	84	(470)	331
Accounts payable and accrued expenses	(99)	4,392	1,212
Other liabilities	(57)	(132)	204
Deferred revenue	958	689	4,014
Net cash provided by (used in) operating activities	385	(470)	(4,067)

Cash flows from investing activities:
Purchases of short-term investments	(59,007)	(28,078)	—
Proceeds from maturity of short-term investments	32,330	—	—
Proceeds from sale of short-term investments	5,266	—	—
Purchases of property and equipment	(1,558)	(2,884)	(1,186)
Business acquisition, net of cash assumed	—	—	(672)
Net cash used in investing activities	(22,969)	(30,962)	(1,858)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	57,021	(142)
Proceeds from Series Beta preferred stock, net	—	5,000	—
Repayment of debt and capital leases	(628)	(11,620)	(1,508)
Proceeds from issuance of debt	—	—	9,921
Payment of preferred warrant liability	—	(584)	—
Payment of acquisition related earn-out	(100)	(326)	—
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,588)	—	—
Proceeds from issuance of common stock related to warrants and employee stock benefit plans	1,477	221	423
Net cash (used in) provided by financing activities	(839)	49,712	8,694
Net (decrease) increase in cash and cash equivalents	(23,423)	18,280	2,769
Cash and cash equivalents at beginning of period	27,413	9,133	6,364
Cash and cash equivalents at end of period	$3,990	$27,413	$9,133

See notes to consolidated financial statements.

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2017	2016	2015
Supplemental disclosure of cash flow information
Income taxes paid	$3	$2	$1
Interest paid	$18	$573	$173
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$122	$78	$162
Shares issued as consideration in business acquisition and related earn-out	$165	$451	$338
Conversion of preferred stock to common stock	$—	$38,637	$—
De-recognition of warrant liability to additional paid-in capital	$—	$1,075	$—
Unpaid offering costs	$—	$—	$351
Issuance of warrants in connection with long-term debt	$—	$—	$323
Purchase of equipment acquired on capital lease	$—	$—	$1,321

See notes to consolidated financial statements.

OOMA, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Fiscal Year End—The last day of Company’s fiscal year is January 31, fiscal year end January 31, 2017 is referred as fiscal 2017, fiscal year end January 31, 2016 is referred as fiscal 2016 and fiscal year end January 31, 2015 is referred as fiscal 2015.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, those related to revenue recognition, the allowance for returns, stock-based compensation and warrants, valuation of goodwill and intangible assets, inventory valuation, regulatory fees and indirect tax accruals, and accounting for income taxes, including valuation allowances and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature; therefore, actual results could differ from management’s estimates.

Reverse Stock Split—Effective July 6, 2015, the Company completed a one-for-two reverse stock split of its outstanding common stock, convertible preferred stock, stock options, warrants to purchase preferred stock and warrants to purchase common stock, as approved by its Board of Directors (the “Board”). All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Initial Public Offering—In July 2015, the Company completed its initial public offering (the “IPO”) and issued 5,000,000 shares of its common stock at the initial public offering price of $13.00 per share. The net proceeds from the sale of the shares was $56.9 million after deducting the underwriters’ discounts and commissions of $4.5 million and $3.6 million of offering costs. See “Note 7. Convertible Preferred Stock Warrant Liability” and “Note 8. Common Stock and Preferred Stock” for more information related to the IPO.

Secondary Offering—In January 2017, the Company completed a secondary offering, in which certain stockholders of the Company affiliated with Worldview Technology Partners (the “Selling Stockholders”) sold an aggregate of 3,275,000 shares of our common stock at a public offering price of $8.65 per share, including 425,000 shares of common stock sold upon the underwriters’ exercise of the overallotment option. The Company did not receive any of the proceeds from the offering.

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

The Company determines VSOE of selling price for telephony services and end-point devices based on historical standalone sales to customers. In determining VSOE of selling price, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. The Company does not have VSOE or TPE for its on-premise appliance and estimates BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

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

Cash Equivalents and Short-term investments—The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments are classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity (deficit) within accumulated other comprehensive (loss) income. All realized gains and losses and unrealized losses resulting from declines in fair value that are other-than-temporary are recorded in other expense, net in the period of occurrence. The Company uses the specific identification method to determine the realized gains and losses on investments. For all investments in marketable securities, the Company assesses whether the impairment is other-than-temporary. If the fair value of a security is less than its amortized cost basis, an impairment is considered other-than-temporary if (i) the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (ii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other-than-temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other-than-temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

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

The carrying value of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to their short maturities.

Segment Reporting—The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in one reportable segment.

The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. Substantially all of the Company’s revenue, based on the customer’s billing address, was derived from customers in the United States for the years ended January 31, 2017, 2016 and 2015.

All of the Company’s long-lived assets were attributable to operations in the United States as of January 31, 2017 and 2016.

Comprehensive Income (Loss)—The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period resulting from transactions from non-owner sources. In fiscal 2017 and 2016, the Company’s other comprehensive loss includes unrealized (loss) gain of $(28,000) and $17,000, respectively, from its available-for-sale securities. The Company did not have any components of other comprehensive income (loss) in fiscal 2015, as such the net loss for fiscal 2015 reported equaled the comprehensive loss.

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

Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. Substantially all of the Company’s cash and cash equivalents and short-term investments are held by financial institutions that management believes are of high-credit quality. Such investments and deposits may, at times, exceed federally insured limits.

The Company performs credit evaluations of its channel partners’ financial condition and generally does not require collateral for sales made on credit. One customer accounted for more than 10% of the Company’s accounts receivable balances at January 31, 2017 and January 31, 2016, respectively. The concentration of accounts receivable was as follows:

	As of January 31,
	2017	2016
Customer A	11%	*
Customer B	*	13%

*	represents less than 10% during the period

There were no customers that individually exceeded 10% of revenue during fiscal 2017, 2016 and 2015.

Accounts Receivable and Allowance for Returns—The Company’s receivables are recorded when billed. The carrying value of the accounts receivable, net of the allowance for returns represents their estimated net realizable value. The Company determines allowances for returns based on its historical experience. As of January 31, 2017 and January 31, 2016, the Company recorded allowance for doubtful accounts and allowance for returns of $0.2 million and $0 on the consolidated balance sheets, respectively.

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

Website Development Costs—The Company capitalizes certain costs to develop its websites when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related assets, which approximates two years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized approximately $0.4 million and $0.5 million of website development costs in fiscal 2017 and 2016, respectively.

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

Goodwill and Intangible Assets—The Company records the excess of the acquisition purchase price over the fair value of the tangible and identifiable intangible assets acquired as goodwill. Goodwill of $1.1 million was recognized following the acquisition of Talkatone in fiscal 2015. The Company performs an impairment test of its goodwill in the fourth quarter of its fiscal year, or more frequently if indicators of potential impairment arise. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. No impairment has been recognized related to the goodwill balance as of January 31, 2017 and January 31, 2016. The Company records purchased intangible assets at their respective estimated fair values at the date of acquisition. Purchased intangible assets are being amortized using the straight-line method over their remaining estimated useful lives, which range from one to seven years.

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

Convertible Preferred Stock—The Company recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock was recorded outside of stockholders’ equity because the shares contained liquidation features that were not solely within the Company’s control. The Company had elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it was uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Upon the completion of the IPO all shares of the convertible preferred stock were converted to shares of common stock.

Convertible Preferred Stock Warrant Liability—The Company did not have outstanding warrants to purchase convertible preferred stock as of January 31, 2017 and January 31, 2016. Prior to the completion of the IPO in July 2015, the Company had recorded freestanding warrants to purchase convertible preferred stock as derivative financial liabilities as the terms of the warrants are not fixed due to potential adjustments in the exercise price and the number of shares issuable under the warrants. Some of the warrants issued in connecting with debt financing provided for adjustment of the exercise price and the number of shares upon an equity financing at a lower price and also provided for a contingent cash settlement, both of which preclude equity classification of the warrants.

The convertible preferred stock warrants were initially recorded at fair value when issued, with gains and losses arising from changes in fair value recognized in other expense in the consolidated statements of operations at each period end while such instruments were outstanding and classified as liabilities. The estimated fair values of outstanding preferred stock warrant liabilities were measured using Monte-Carlo simulation and Black-Scholes valuation models. The fair value of the convertible preferred stock warrants issued in connection with debt agreements was recorded as a debt discount that was amortized as non-cash interest expense in the consolidated statement of operations over the expected repayment period of the debt agreement. The Company adjusted the liability for changes in fair value until the completion of the IPO in July 2015. Upon conversion of the underlying preferred stock to common stock, the related warrant liability was remeasured to fair value and the remaining liability was reclassified to additional paid-in capital. The warrant that was subject to contingent cash settlement was settled and the warrant holder was paid $0.6 million.

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

Advertising—The Company expenses all advertising costs as incurred, except for the cost of producing television advertising, which is expensed on the first date of airing. Advertising costs included in sales and marketing expenses were $16.5 million, $13.9 million and $14.8 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Advertising costs incurred by channel partners are recorded as reduction of revenue. These costs totaled $0.3 million, $0.5 million and $0.8 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation—Stock-based compensation expense is recognized under ASC 718, Compensation—Stock Compensation. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the fair value of those awards on the grant date.

The Company’s stock-based awards include stock options, restricted stock units (“RSUs”) and purchase rights under the employee stock purchase plan (“ESPP”). Stock-based compensation expense for all stock-based awards granted to employees is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of grant. The fair value of each stock purchase right under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call and put option estimated using the Black-Scholes pricing model. The Black-Scholes pricing model requires assumptions including the market value of the Company's common stock, expected term of the award, expected volatility of the price of the Company's common stock, risk-free interest rates, and expected dividend yield.

Stock-based compensation expense for options granted to non-employees is calculated using the Black-Scholes option pricing model and is recognized in the consolidated statements of operations over the service period. Compensation expense for non-employees’ stock options subject to vesting is remeasured as of each reporting date until the stock options are vested, and the change in value, if any, is recognized in the consolidated statement of operations during the period the related services are performed.

The Company adopted Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting in the third quarter of fiscal 2017 and elected to account for forfeitures as they occur rather than estimate expected forfeiture. Refer to “Recently Adopted Accounting Standard” for more information.

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

Recently Adopted Accounting Standard

In July 2015, the Financial Accounting Standard Board (“FASB”) issued ASU 2015-11 (ASC 330), Simplifying the Measurement of Inventory. This guidance requires companies to measure inventory using the lower of cost and net realizable value. It is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-11 as of January 31, 2017 on a prospective basis and there was no impact of this guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company early adopted ASU 2016-09 during the third quarter of fiscal 2017. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeiture using a modified retrospective transition method. As a result of this the Company recorded a cumulative-effect adjustment of $0.1 million to accumulated deficit and additional paid-in capital. Additionally, under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The adoption did not have any material impact on our accounting of provision for income taxes. Finally, ASU 2016-09 requires excess tax benefits to be presented as a component of operating cash flows rather than financing cash flows. The Company has adopted this requirement prospectively and accordingly, prior periods have not been adjusted. Excess tax benefits were not material for all periods presented.

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

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

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

In August 2014, the FASB issued ASU 2014-15 (ASC 205), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services, and requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used by management.

In August 2015, the FASB issued ASU 2015-14 and approved a one-year deferral of the effective date of ASU 2014-09. In March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively that clarify the implementation guidance on principal versus agent considerations, identification of performance obligations, collectability criterion and noncash consideration of the new standard. ASU 2014-09 will become effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted and the new standard can be adopted by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The Company does not plan to early adopt the new standard. The Company is in the early stages of evaluating the impact of the new standard on its accounting policies, processes, and system requirements and has not made a final decision regarding the adoption method. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on its financial results, system readiness, including that of software procured from third-party providers, and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While the Company continues to assess the potential impacts of the new standard, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.

2. FAIR VALUE MEASUREMENT

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$951	$—	$—	$951
Total cash equivalents	$951	$—	$—	$951
Cash				3,039
Total cash and cash equivalents				$3,990

Short-term investments:
U.S. government securities	$17,798	$—	$—	$17,798
Corporate debt securities	—	18,436	—	18,436
Commercial paper	—	5,386	—	5,386
U.S. agency securities	—	5,777	—	5,777
Asset-backed securities	—	1,814	—	1,814
Total short-term investments	$17,798	$31,413	$—	$49,211

	As of January 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$3,462	$—	$—	$3,462
Commercial paper	—	3,499	—	3,499
Total cash equivalents	$3,462	$3,499	$—	$6,961
Cash				20,452
Total cash and cash equivalents				$27,413

Short-term investments:
U.S. government securities	$7,494	$—	$—	$7,494
Corporate debt securities	—	7,845	—	7,845
Commercial paper	—	4,986	—	4,986
U.S. agency securities	—	7,666	—	7,666
Total short-term investments	$7,494	$20,497	$—	$27,991

Liabilities:
Acquisition-related contingent consideration	$—	$—	$288	$288
Total liabilities	$—	$—	$288	$288

There were no transfers into or out of the Level 3 category during fiscal 2017 and 2016.

As of January 31, 2016, the Level 3 liabilities consisted of acquisition-related contingent consideration of $0.3 million, which the Company paid out using $0.1 million in cash and $0.2 million in shares of common stock during fiscal 2017. The Company did not hold Level 3 assets and liabilities as of January 31, 2017.

The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. Key assumptions include the level and timing of expected future revenue and expenses of the acquired business, and discount rates consistent with the level of risk and economy in general. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. The change in fair value of acquisition-related contingent consideration is included in general and administrative expenses in the consolidated statements of income, and the contingent consideration is included in accrued liabilities on the consolidated balance sheets. The Company remeasured the contingent consideration in fiscal 2016 and recorded a $0.3 million reduction in the previously recorded expense.

Changes in the Level 3 fair value category for the periods presented were as follows (in thousands):

Acquisition-Related Contingent Consideration
Balance at January 31, 2016	$288
Payout of consideration	(123)
Issuance of shares	(165)
Balance at January 31, 2017	$—

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

3. SHORT-TERM INVESTMENTS

Short-term investments consisted of the following (in thousands):

	As of January 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$18,455	$(20)	$1	$18,436
Commercial paper	5,386	—	—	5,386
U.S. agency securities	5,774	—	3	5,777
U.S. government securities	17,793	(2)	7	17,798
Asset-backed securities	1,814	—	—	1,814
Total short-term investments	$49,222	$(22)	$11	$49,211

	As of January 31, 2016
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$7,851	$(6)	$—	$7,845
Commercial paper	4,985	—	1	4,986
U.S. agency securities	7,661	—	5	7,666
U.S. government securities	7,477	—	17	7,494
Total short-term investments	$27,974	$(6)	$23	$27,991

The gross realized gains and losses related to the Company’s short-term investments were not material for the year ended January 31, 2017. The Company did not have any gross realized gains and gross realized losses for the years ended January 31, 2016 and 2015.

The cost basis and fair value of the short-term investments by contractual maturity were as follows (in thousands):

	As of January 31, 2017		As of January 31, 2016
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$44,806	$44,794	$19,143	$19,145
Over one year and less than two years	4,416	4,417	8,831	8,846
Total	$49,222	$49,211	$27,974	$27,991

Investments in an unrealized loss position consisted of the following (in thousands):

	As of January 31, 2017		As of January 31, 2016
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$18,436	$(20)	$7,845	$(6)
U.S. government securities	17,798	(2)	—	—
Total	$36,234	$(22)	$7,845	$(6)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of January 31, 2017 and 2016 there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

4. GOODWILL AND INTANGIBLE ASSETS

The Company recognized $1.5 million in intangibles and $1.1 million in goodwill following the acquisition of Talkatone, Inc. in fiscal 2015. There was no change to goodwill subsequent to the acquisition.

The carrying values of intangible assets other than goodwill were as follows (in thousands):

		As of January 31, 2017			As of January 31, 2016
	Estimated Life (in years)	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Developed technology	5	$815	$(448)	$367	$815	$(285)	$530
User relationships	3.5	458	(360)	98	458	(229)	229
Trade name	5	103	(56)	47	103	(36)	67
Non-compete agreement	2	118	(118)	—	118	(104)	14
Patents and licenses	3.8-7	714	(689)	25	714	(669)	45
Total		$2,208	$(1,671)	$537	$2,208	$(1,323)	$885

At January 31, 2017 the estimated amortization expense related to the intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,
2018	$291
2019	190
2020	53
2021	3
2022 and thereafter	—
Total	$537

5. BALANCE SHEET COMPONENTS

Inventories consist of the following (in thousands):

	As of January 31,
	2017	2016
Finished goods	$4,847	$4,633
Raw material	983	378
Total inventory	$5,830	$5,011

Deferred revenue, consists of the following (in thousands):

	As of January 31,
	2017	2016
Deferred revenue:
Subscription and services	$13,770	$11,954
Product and other	2,260	3,118
Total deferred revenue	16,030	15,072
Less: current portion of deferred revenue	15,521	15,036
Deferred revenue, noncurrent portion included in other long-term liabilities	$509	$36

Property and equipment, net consists of the following (in thousands):

		As of January 31,
	Estimated Life (in years)	2017	2016
Software and computer equipment	3-4	$5,605	$6,615
Website development costs	2	1,973	1,675
Machinery and equipment	3	1,304	1,207
Office furniture and fixtures	5	62	57
Leasehold improvements	shorter of estimated life of asset or remaining lease term	518	372
Total property and equipment		$9,462	$9,926
Less: accumulated depreciation and amortization		(5,286)	(5,635)
Property and equipment, net		$4,176	$4,291

Depreciation and amortization of property and equipment totaled $1.6 million, $1.4 million and $0.9 million for the years ended January 31, 2017, 2016 and 2015, respectively. During fiscal 2017 the Company wrote off certain computer equipment and software with original cost and accumulated depreciation of $1.9 million and $1.9 million, respectively, and recorded a loss of $14,000 in other expense, net in the consolidated statements of operations.

Computer equipment under a capital lease agreement and the related accumulated depreciation at January 31, 2016 was $1.5 million and $0.5 million, respectively.  The Company did not have any outstanding capital lease as of January 31, 2017.

Accrued expenses consist of the following (in thousands):

	As of January 31,
	2017	2016
Accrued regulatory fees and taxes	$4,315	$5,216
Accrued payroll and related expenses	4,546	3,559
Acquisition-related contingent consideration	—	288
Other accrued expenses	2,718	3,947
Total accrued expenses	$11,579	$13,010

6. DEBT

As of January 31, 2016, short-term debt of $0.6 million on the consolidated balance sheets related to equipment acquired under capital lease. The Company repaid this outstanding debt in April 2016 and did not have any debt as of January 31, 2017.

In April 2012, (amended in October 2012), the Company entered into a secured debt agreement (“Term Debt”) in the amount of $4.0 million, with an original maturity date in September 2015 and a fixed interest rate of 5.75%. In December 2012, the Company entered into an amended secured debt agreement, adding a revolving line of credit in the amount of $6.0 million (“the Revolver”) with original maturity of December 2014. The interest rate on the Revolver is 2.75% above the prime rate. In July 2014, the Company entered into an amended agreement to extend the maturity date of the Revolver until July 2016. In July 2015, the Company repaid the outstanding balance of $5.3 million under the Term Debt and the Revolver using a portion of the IPO proceeds. In July 2016, the Company entered into an amended agreement to extend the maturity of the Revolver to August 2016. The Revolver matured in August 2016.

In January 2015, the Company entered into an amended line of credit under a loan and security agreement with its current lender which increased the amount available under the Revolver to $12.0 million and added a new line of credit of up to $10.0 million. In January 2015, the Company drew down $5.0 million of this new line of credit. The interest rate on advances under the line of credit is 11%. The original maturity date of the line of credit was January 2018. The Company repaid this outstanding debt of $5.0 million in July 2015 using a portion of the IPO proceeds. In connection with the agreement, the Company issued warrants to purchase 76,630 shares of the Company’s common stock with an exercise price of $6.04 per share that are exercisable until January 2025. As of January 31, 2017, these warrants remained outstanding.

The Company has certain non-financial covenants in connection with the borrowings. As of January 31, 2016 the Company was in compliance with all the covenants under the Revolver agreement.

Total interest expense recognized was $18,000, $0.9 million and $0.3 million in each year ended January 31, 2017, 2016 and 2015, respectively. Total amortization of debt issuance costs recognized was zero, $0.1 million and $0.1 million in each year ended January 31, 2017, 2016 and 2015, respectively. Total interest expense recognized in fiscal 2016 included $0.3 million related to the write-off of non-cash deferred issuance costs due to the repayment of all of the outstanding debt in July 2015.

7. CONVERTIBLE PREFERRED STOCK WARRANT LIABILITY

The Company did not have any outstanding warrants to purchase convertible preferred stock as of January 31, 2017 and January 31, 2016.

In December 2010, the Company issued a warrant to purchase 70,287 shares of Series Alpha convertible preferred stock at an exercise price of $4.70 per share. The warrant was initially measured at its fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrant was determined based on Monte-Carlo model or IPO pricing on payout. The Company recorded a remeasurement loss of $0.1 million and $0.3 million, respectively, in other expense, net in the consolidated statement of operations during fiscal 2016 and 2015, respectively. Upon completion of the IPO in July 2015, the fair value of the warrant was determined to be $0.6 million at the IPO price of $13.00 per share. The warrant was cash settled and the Company paid $0.6 million to the warrant holder upon the closing of the IPO.

In May and June 2009, the Company issued warrants to purchase 55,696 shares of Series Alpha convertible preferred stock. These warrants were initially measured at their fair value and recorded as a derivative liability. On each reporting date the change in fair value of the warrants were determined using the Black Scholes model. The Company recorded a remeasurement loss of $0.1 million and $0.3 million, respectively, in other expense, net in the consolidated statement of operations during fiscal 2016 and 2015. Upon the completion of the IPO in July 2015, the total aggregate liability of $0.4 million related to these warrants was derecognized and reclassified to additional paid-in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock.

In April 2012, December 2012 and October 2014, the Company issued warrants to purchase an aggregate of 66,026 shares of Series Alpha convertible preferred stock in connection with a debt agreement with a lender. The Company recorded the warrants as a derivative liability. The warrants were initially measured at fair value and remeasured at every reporting period date using Monte-Carlo valuation. The Company recorded a remeasurement loss of $0.3 million and $0.2 million, respectively, in the consolidated statement of operations during fiscal 2016 and 2015. Upon completion of the IPO in July, 2015, the total aggregate liability of $0.7 million related to these warrants was derecognized and reclassified to additional paid-in capital which then automatically converted these warrants to purchase shares of Series Alpha convertible stock into warrants to purchase shares of common stock on a 1:1 basis. During the fourth quarter of fiscal 2016, the lender net exercised warrants to purchase 66,026 shares of Series Alpha convertible stock at an exercise price of $4.70 per share to 21,421 shares of common stock.

8. COMMON STOCK AND PREFERRED STOCK

Convertible Preferred Stock

Upon the closing of the IPO in July 2015, all of the Company's outstanding Series Alpha and Series Alpha-1 convertible preferred stock converted into 8,353,748 shares of common stock on a 1:1 basis and 241,469 shares of Series Beta preferred stock converted into 525,109 shares of common stock.

Common Stock and Preferred Stock

In July 2015, the Company filed an amended and restated certificate of incorporation to increase the amount of common stock authorized for issuance to 100,000,000 shares with a par value of $0.0001 per share and 10,000,000 shares with a $0.0001 par value per share of preferred stock.

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows:

	Fiscal Year Ended January 31,
	2017	2016
Warrants to purchase common stock	97,931	97,931
Options to purchase common stock	1,777,365	2,087,584
Shares available for future issuance under stock plans	918,260	1,254,404
Shares reserved under Employee Stock Purchase Plan	532,597	425,596
Restricted stock units outstanding	1,859,196	1,056,905
Total shares reserved for issuance	5,185,349	4,922,420

Early Exercise of Common Stock

During the years ended January 31, 2017, 2016 and 2015, 1,771, 0 and 131,810 shares of stock options were early exercised prior to their vesting dates. The amounts received from all such early exercises is recorded in accrued expenses and other liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of January 31, 2017 and 2016, there were 53,821 and 173,404 shares, respectively, legally outstanding, but not included within common stock outstanding for accounting purposes as a result of the early exercise of common stock options that were not yet vested. As of January 31, 2017 and 2016, the aggregate price of shares subject to repurchase recorded in accrued expenses and other liabilities totaled $0.1 million and $0.2 million, respectively.

9. STOCKHOLDERS’ EQUITY

Equity Award Plans

2015 Equity Incentive Plan

In June 2015, the Company amended and restated its 2005 Stock Plan (the “2005 Plan”) in the form of 2015 Equity Incentive Plan (the “2015 Plan”) which became effective immediately upon the effectiveness of the Company’s IPO. The terms of the 2005 Plan will continue to govern the terms and conditions of the outstanding awards previously granted thereunder.

The 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The maximum aggregate number of shares that may be issued under the 2015 Plan is 6,638,930. In addition, pursuant to the terms of the 2015 Plan, the number of shares available for issuance under the 2015 Plan will be annually increased on the first day of each of its fiscal years beginning with fiscal 2017, by an amount equal to the lessor of (i) 5% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (ii) such other amount as the Company’s Board may determine. In the first quarter of fiscal 2017, the Company’s Board approved an increase of 854,483 shares of common stocks for future issuance under the 2015 Plan.

As of January 31, 2017, the Company had 918,260 shares of common stock available for future issuance.

Employee Stock Purchase Plan

In conjunction with the completion of its IPO, the Company adopted the 2015 Employee Stock Purchase Plan (“ESPP”) and 441,165 shares of common stock were initially authorized for issuance. The number of authorized shares under the ESPP is subject to increase on an annual basis. In the first quarter of fiscal 2017, the Company’s Board approved an increase of 341,793 shares for future issuance pursuant to the terms of the ESPP. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or July 17, 2015, and ends on September 15, 2017. During fiscal 2017 and 2016, there were ESPP purchases that resulted in the issuance of 234,792 shares and 15,569 shares of common stock at a weighted purchase price of $5.01 and $7.12 per share, respectively.

The Company recorded stock-based compensation expense of $1.0 million and $0.4 million related to the ESPP during the years ended January 31, 2017 and 2016, respectively.

Stock Options

Options to purchase shares of common stock may be granted to employees, directors, and consultants. These options vest from date of grant to up to five years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the plan provisions. Shares issued upon exercise prior to vesting, are subject to a right of repurchase, which lapses according to the original option vesting schedule.

The following table summarizes the Company’s stock option activities:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	Per Share	(in years)	(in thousands)
Balance as of January 31, 2016	2,087,584	$5.59	7.9	$4,843
Options exercised	(213,164)	1.43
Options canceled	(97,055)	12.06
Balance as of January 31, 2017	1,777,365	$5.74	7.0	$7,864
Vested and exercisable - January 31, 2017	1,069,258	$4.63	6.4	$5,776
Vested and expected to vest - January 31, 2017	1,777,365	$5.74	7.0	$7,864

The aggregate intrinsic value of vested options exercised during the years ended January 31, 2017, 2016 and 2015 was $1.3 million, $0.8 million and $0.5 million, respectively.

The weighted average grant date fair value of options granted during the years ended January 31, 2016 and 2015 was $6.92 and $5.20 per share, respectively. The Company did not grant any stock options during fiscal 2017.

Restricted Stock Units

Restricted Stock Units (“RSUs”) were granted to employees, non-employee board members and consultants. These RSUs vest ratably over a period of time which ranges from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the Company’s RSUs activities:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	1,056,905	$9.60	1.4	$7,176
RSUs granted	1,596,750	7.25
RSUs vested	(657,034)	8.76
RSUs canceled	(137,425)	8.01
Balance as of January 31, 2017	1,859,196	$7.65	1.4	$17,941

The Company did not grant any RSUs prior to fiscal 2016. The number of RSUs vested includes shares that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. During fiscal 2017, the Company withheld 170,281 shares of stock for an aggregate amount of $1.6 million and classified such amount as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

Common Stock Warrants

As of January 31, 2017, the Company had warrants to purchase 97,931 shares of common stock outstanding with exercise prices ranging from $4.70 to $6.04 per share. These warrants have expiration dates through January 2025.

10. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the consolidated statements of operations is as follows (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Total cost of revenue	$1,026	$437	$36
Sales and marketing	1,438	611	41
Research and development	3,586	1,683	169
General and administrative	3,722	1,922	180
Total stock-based compensation expense	$9,772	$4,653	$426

The following table presents stock-based compensation expense by award-type (in thousands):

	Fiscal Year Ended January 31,
	2017	2016	2015
Stock options	$2,468	$2,607	$426
Restricted stock units	6,272	1,644	—
Employee stock purchase plan	1,032	402	—
Total stock-based compensation expense	$9,772	$4,653	$426

As of January 31, 2017, there was $3.2 million, $12.5 million and $1.0 million of unrecognized share-based compensation expense related to non-vested stock option grants, unvested RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.6 years, 2.7 years and 0.9 years, respectively.

Total outstanding non-employee stock options were 109,315 and 70,199 at January 31, 2017 and 2016, respectively. The total outstanding non-employee RSUs were 73,453 and 70,500 at January 31, 2017 and 2016, respectively. The non-employee stock-based compensation expense for stock options and RSUs was $0.1 million and $0.2 million, respectively for fiscal year ended January 31, 2017. The non-employee stock-based compensation expense for stock options and RSUs was $0.2 million and $0.1 million, respectively for fiscal year ended January 31, 2016. The non-employee stock-based compensation expense for stock options and RSUs was not material for fiscal year ended January 31, 2015.

The fair value of the shares of common stock underlying stock options is based on the closing price of the Company’s common stock as reported on the New York Stock Exchange on the grant date. The Company has consistently used peer company volatilities for calculating the expected volatilities for employee stock options and the ESPP. The expected term of options granted to employees is based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP is based on the contractual term. The risk-free interest rate for the expected term of the options and the ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes its stock-based compensation related to options and RSUs using a straight-line method over the vesting term. The Company recognizes its stock-based compensation related to ESPP using a straight-line method over the offering period.

The Company did not grant any stock options during fiscal 2017. For the years ended January 31, 2016 and 2015, the fair value of employee stock options grants was estimated using the Black–Scholes model with the following assumptions:

Fiscal Year Ended January 31,
	2016	2015
Stock Options:
Expected volatility	54%-62%	69%-81%
Expected term (in years)	5.3-6.1	5.4-6.3
Risk-free interest rate	1.6%-1.9%	1.5%-2.0%
Dividend yield	—%	—%

The Company did not offer ESPP prior to fiscal 2016. For the years ended January 31, 2017 and 2016, the fair value of the Company’s ESPP was estimated using the Black-Scholes model with the following assumptions:

Fiscal Year Ended January 31,
	2017	2016
ESPP:
Expected volatility	37%-50%	35%-44%
Expected term (in years)	0.5-2.0	0.5-2.2
Risk-free interest rate	0.5%-1.0%	0.1%-0.8%
Dividend yield	—%	—%

11. INCOME TAXES

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 34% to pretax loss as a result of the following (in thousands):

	Fiscal Year Ended January 31,
	2017	Rate	2016	Rate	2015	Rate
Federal tax at statutory rate	$(4,403)	34%	$(4,787)	34%	$(2,350)	34%
Change in valuation allowance	4,881	(38)%	4,502	(32)%	2,132	(31)%
State taxes	(230)	2%	(261)	2%	(437)	6%
Stock-based compensation	387	(3)%	691	(5)%	92	(1)%
Research and development credit	(738)	6%	(273)	2%	(192)	3%
Permanent tax adjustment	103	(1)%	128	(1)%	23	—
Other	—	—	—	—	230	(3)%
Total	$—	—	$—	—	$(502)	8%

Income tax expense differs from the amount computed by applying the statutory federal income tax rate primarily as the result of changes in the valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	As of January 31,
	2017	2016
Deferred tax assets:
Accruals and reserves	$2,623	$2,297
Stock-based compensation	1,887	1,334
Intangible assets amortization	101	110
Deferred revenue	182	13
Net operating loss carry forwards	28,120	24,869
Tax credit carryover	2,296	1,558
Gross deferred tax assets	35,209	30,181
Valuation allowance	(34,900)	(29,868)
Net deferred tax assets	$309	$313
Deferred tax liabilities:
Acquired intangible assets	$(183)	$(301)
Fixed assets depreciation	(126)	(12)
Gross deferred tax liabilities	$(309)	$(313)
Total deferred tax assets	$—	$—

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

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $34.9 million, $29.9 million and $25.8 million as of January 31, 2017, 2016 and 2015, respectively. The net change in the total valuation allowance for the year ended January 31, 2017 was an increase of $5.0 million.

On January 31, 2017, the Company had approximately $72.9 million and $57.5 million of net operating loss (NOL) carryforwards available to offset future taxable income for both federal and state purposes, respectively. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030.

In addition, the Company had approximately $2.4 million and $2.1 million of federal and state research and development tax credits, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

Under Section 382 of the Internal Revenue Code of 1986, as amended, utilization of the NOL carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations and similar state provisions. If there should be an additional ownership change, the annual limitation may result in the expiration of NOLs and credits before utilization.

The Company completed a Section 382 analysis through January 31, 2017 and determined that an ownership change, as defined under Section 382 of the Internal Revenue Code, occurred in prior years. Based on the analysis, the Company determined that it has undergone four ownership changes. The first and second ownership changes occurred in April 2005, the third change occurred in February 2009 and the fourth change occurred in January 2017. NOLs presented account for any limited and potential lost attributes due to such ownership changes and their respective expiration dates.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company early adopted ASU 2016-09 during the third quarter of fiscal 2017. Under ASU 2016-09, excess tax benefits and deficiencies are required to be recognized prospectively as part of provision for income taxes rather than additional paid-in capital. The adoption did not have any material impact on our accounting of provision for income taxes.  The Company has adopted this requirement prospectively and accordingly; prior periods have not been adjusted. Excess tax benefits were not material for all periods presented and is fully offset by valuation allowance.

The Company had unrecognized tax benefits (“UTBs”) of approximately $1.8 million as of January 31, 2017. All of the deferred tax assets associated with these UTBs are fully offset by a valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at January 31, 2015	$1,029
(Decrease) related to prior year positions	(16)
Increase related to current year tax positions	204
Balance at January 31, 2016	1,217
(Decrease) related to prior year positions	—
Increase related to current year tax positions	598
Balance at January 31, 2017	$1,815

All of these UTBs, if recognized, would not affect the effective tax rate before consideration of the valuation allowance.

The Company’s policy is to classify interest and penalties associated with unrecognized tax benefits as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations for both fiscal 2017 and 2016.

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2017.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 2005 through the current period.

12. RETIREMENT PLAN

The Company offers a qualified 401(k) plan to eligible employees. The plan allows for discretionary employer matching and profit-sharing contributions. The plan covers all full-time employees over the age of 21 and provides employees with tax deferred salary deductions. Employees may contribute up to a maximum of $18,000 per year, or $24,000 for employees over 50 years of age, and the Company matches 50% of the contribution of the employee up to 6% of the deferred salary amount. Contributions made by the Company vest 100% upon contribution. The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.4 million, $0.3 million and $0.2 million for the years ended January 31, 2017, 2016 and 2015, respectively.

13. COMMITMENTS AND CONTINGENCIES

Leases and Purchase Commitments—The Company leases office space in Palo Alto and Newark, California and office equipment under operating leases with lease periods expiring through November 2020. As of January 31, 2017, future minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Fiscal Year Ending January 31,	Leases
2018	$1,297
2019	71
2020	23
2021	10
Total	$1,401

In January 2015, the Company entered into a capital lease for computer equipment that was scheduled to mature in December 2016 with the right to purchase the equipment at maturity for one dollar. The Company paid the outstanding balance of $0.6 million in fiscal 2017.

Rent expense was $2.0 million, $1.7 million, and $0.9 million for the years ended January 31, 2017, 2016 and 2015, respectively.

As of January 31, 2017, non-cancelable purchase commitments were $4.0 million.

Legal Proceedings—The Company is party to actions and proceedings incident to the Company’s business in the ordinary course of business, including litigation regarding its intellectual property, challenges to the enforceability or validity of its intellectual property, and claims that the Company’s products or services infringe on the intellectual property rights of others. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”). On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2016 the DOR filed an answer to the Compliant. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 the Company filed its answer, affirmative defenses and counterclaims, on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted the Company’s motion to transfer the case. Based upon its investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and plans to continue vigorously defending against the plaintiff’s claim.

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

Berks County Litigation

On January 21, 2016 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that we must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016 the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to continue vigorously defending this lawsuit.

Alabama Litigation

On November 12, 2015 the Alabama Statewide 9-1-1 Board filed a lawsuit in the Circuit Court of Montgomery, Alabama against the Company (the “Alabama Litigation”). The lawsuit alleges that the Company has failed to collect from its subscribers and remit certain fees pursuant to the Alabama Emergency Telephone Services Act (the “AETS Act”). The plaintiff seeks a declaratory judgment that we must comply with the AETS Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. The Company believes that the Commerce Clause of the United States Constitution bars the application of the AETS Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Alabama, and therefore the plaintiff’s claims are without merit. On January 31, 2017 the Alabama Litigation was dismissed with prejudice pursuant to a confidential settlement agreement between the parties, without resulting in a material loss to the Company.

In connection with the Oregon Litigation, Deep Green Wireless Litigation, Securities Litigation and the Berks County Litigation proceedings, the Company has determined that the amount of any material loss or range of any material losses that is reasonably possible to result from each such proceeding is not reasonably estimable. Accordingly, no material reserves have been recorded in the Company’s consolidated financial statements with respect to any of such litigations.

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

14. ACQUISITIONS

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

At the time of the Talkatone acquisition, the Company was obligated to pay additional amounts for certain deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $1.0 million and $2.2 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement.

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

During fiscal 2017 and 2016, the Company paid $0.1 million and $0.7 million in cash and issued 26,375 shares and 49,159 shares as earn-out consideration, respectively.

The purchase price was allocated as follows (in thousands):

Cash	$215
Net liabilities assumed	(60)
Intangible assets:
Trade name	103
Developed technology	815
Non-compete agreement	118
User relationships	458
Non-current deferred tax liabilities	(502)
Goodwill	1,117
Net assets acquired	$2,264

The intangible assets acquired are reported, net of accumulated amortization, in the accompanying consolidated balance sheets as of January 31, 2017 and 2016. Amortization expense related to the acquired intangible assets was $0.3 million, $0.4 million and $0.2 million for fiscal 2017, 2016 and 2015, respectively, which was included as a component of operating expenses and cost of revenue in the consolidated statement of operations. The operating results of Talkatone have been included in the accompanying consolidated financial statements from the date of acquisition.

Pro forma results of operations for the acquisition completed have not been presented because the effect of the acquisition was not material to the Company’s financial results.

15. NET LOSS PER SHARE

Basic and diluted net loss per share of common stock is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive. Upon completion of the IPO in July 2015, all outstanding convertible preferred stock was converted to common stock and are included in the weighted average number of common shares used to compute net loss per share from the conversion date.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2017	2016	2015
Numerator
Net loss	$(12,949)	$(14,052)	$(6,410)
Denominator
Weighted-average common shares for basic and diluted net loss per share	17,490,448	10,173,095	2,284,241
Basic and diluted net loss per share	$(0.74)	$(1.38)	$(2.81)

The following table sets forth the potentially dilutive securities excluded from the computation of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported:

	Fiscal Year Ended January 31,
	2017	2016	2015
Options to purchase common stock	1,777,365	2,087,584	1,893,239
Employee stock purchase plan	338,756	381,066	—
Convertible preferred stock	—	—	8,353,748
Restricted stock units	1,859,196	1,056,905	—
Warrants to purchase convertible preferred stock	—	—	192,009
Warrants to purchase common stock	97,931	97,931	87,828
Common stock subject to repurchase	53,821	173,404	502,359
Potential shares excluded from diluted net loss per share	4,127,069	3,796,890	11,029,183

16. RELATED PARTY TRANSACTION

One of the Company’s board of director is affiliated with a professional firm that provides public relations service to the Company. In fiscal 2017, the Company incurred expenses of approximately $0.3 million for the service provided by the firm.

17. SUBSEQUENT EVENTS

In March 2017, the Company completed a secondary offering, in which certain stockholders of the Company affiliated with Worldview Technology Partners (the “Selling Stockholders”) sold an aggregate of 3,290,483 shares of our common stock at a public offering price of $8.85 per share, including 429,193 shares of common stock sold upon the underwriters’ exercise of the overallotment option. After this offering, Worldview Technology Partners owned less than 1% of the Company’s outstanding voting securities. The Company did not receive any of the proceeds from the offering.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2017, which we refer to as our 2017 Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2017 Proxy Statement and is incorporated herein by reference.

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

April 11, 2017	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 11, 2017

/s/ Ravi Narula Ravi Narula	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2017

/s/ Susan Butenhoff Susan Butenhoff	Director	April 11, 2017

/s/ Alison Davis Alison Davis	Director	April 11, 2017

/s/ Andrew H. Galligan Andrew H. Galligan	Director	April 11, 2017

/s/ Peter J. Goettner Peter J. Goettner	Director	April 11, 2017

/s/ Russell Mann Russell Mann	Director	April 11, 2017

/s/ William D. Pearce William D. Pearce	Director	April 11, 2017

/s/ James Wei James Wei	Director	April 11, 2017

EXHIBITS

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated as of April 24, 2015.	S-1	4.2	6/15/2015

4.3	Form of Indenture	S-3	4.2	12/16/2016

10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Form of Executive Change in Control and Severance Agreement	S-1	10.6	6/15/2015

10.7+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.8	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	Filed herewith.

10.9	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.10	Amended and Restated Loan and Security Agreement, dated December 17, 2012, by and between the Company and Silicon Valley Bank.	S-1	10.9	6/15/2015

10.11.1	First Amendment to Amended and Restated Loan and Security Agreement, dated July 21, 2014, by and between the Company and Silicon Valley Bank.	S-1	10.10.1	6/15/2015

10.11.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated January 5, 2015, by and between the Company and Silicon Valley Bank.	S-1	10.10.2	6/15/2015

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.12	Mezzanine Loan and Security Agreement, dated January 5, 2015, by and between the Company and Silicon Valley Bank.	S-1	10.11	6/15/2015

10.13	Office Lease, effective December 1, 2012, by and between DP Ventures, LLC and the Company.	S-1	10.12	6/15/2015

21.1	List of subsidiaries of the Registrant.	S-1	21.1	6/15/2015

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+ Indicates a management contract or compensatory plan.