Form 10-Q
period 2017-04-30
OOMA INC
filed 2017-06-06
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 31, 2017, there were 18,273,313 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	April 30, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$9,008	$3,990
Short-term investments	44,267	49,211
Accounts receivable, net	4,442	4,714
Inventories	6,984	5,830
Deferred inventory costs	1,366	1,620
Prepaid expenses and other current assets	1,882	1,891
Total current assets	67,949	67,256
Property and equipment, net	4,364	4,176
Intangible assets, net	454	537
Goodwill	1,117	1,117
Other assets	160	252
Total assets	$74,044	$73,338
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,895	$5,857
Accrued expenses	10,195	11,579
Deferred revenue	15,470	15,521
Total current liabilities	33,560	32,957
Other liabilities	522	561
Total liabilities	34,082	33,518
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on April 30, 2017 and January 31, 2017, respectively.	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 18,249,811 and 17,995,555 shares issued and outstanding on April 30, 2017 and January 31, 2017, respectively.	2	2
Additional paid-in capital	121,185	117,639
Accumulated other comprehensive loss	(23)	(11)
Accumulated deficit	(81,202)	(77,810)
Total stockholders’ equity	39,962	39,820
Total liabilities and stockholders’ equity	$74,044	$73,338

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2017	2016
Revenue:
Subscription and services	$24,100	$21,490
Product and other	3,478	2,969
Total revenue	27,578	24,459
Cost of revenue:
Subscription and services	7,749	7,271
Product and other	3,796	3,539
Total cost of revenue	11,545	10,810
Gross profit	16,033	13,649
Operating expenses:
Sales and marketing	9,154	8,095
Research and development	6,621	5,741
General and administrative	3,756	3,855
Total operating expenses	19,531	17,691
Loss from operations	(3,498)	(4,042)
Other income (expense):
Interest income (expense), net	122	64
Other (expense) income, net	(16)	22
Net loss	$(3,392)	$(3,956)
Net loss per share of common stock:
Basic and diluted	$(0.19)	$(0.23)
Weighted-average number of shares used in per share amounts:
Basic and diluted	18,128,504	17,059,986

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2017	2016
Net loss	$(3,392)	$(3,956)
Other comprehensive (loss) income
Unrealized (loss) gain on short-term investments	(12)	13
Comprehensive loss	$(3,404)	$(3,943)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,392)	$(3,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,971	2,474
Depreciation and amortization	543	389
Amortization of intangible assets	83	97
Changes in operating assets and liabilities:
Accounts receivable, net	272	587
Inventories	(1,154)	1,103
Deferred inventory costs	254	172
Prepaid expenses and other assets	89	(110)
Accounts payable and accrued expenses	572	(1,373)
Other liabilities	(3)	(20)
Deferred revenue	(70)	(608)
Net cash provided by (used in) operating activities	165	(1,245)
Cash flows from investing activities:
Purchases of short-term investments	(5,441)	(19,260)
Proceeds from maturity of short-term investments	9,860	2,500
Proceeds from sale of short-term investments	450	—
Purchases of property and equipment	(579)	(321)
Net cash provided by (used in) investing activities	4,290	(17,081)
Cash flows from financing activities:
Repayment of debt and capital leases	—	(628)
Payment of acquisition related earn-out	—	(100)
Shares repurchased for tax withholdings on vesting of restricted stock units	(300)	—
Proceeds from issuance of common stock related to employee stock benefit plans	863	623
Net cash provided by (used in) financing activities	563	(105)
Net increase (decrease) in cash and cash equivalents	5,018	(18,431)
Cash and cash equivalents at beginning of period	3,990	27,413
Cash and cash equivalents at end of period	$9,008	$8,982

See notes to condensed consolidated financial statements

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Ooma, Inc. (the “Company”) is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications, and end-point devices, provides the connectivity and functionality that enables solutions. The Company’s communications solutions deliver its proprietary high-definition (“HD”) voice quality, advanced features, and integration with mobile devices, at extremely competitive pricing and value. The Company’s platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. The Company’s platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security, and networking infrastructure applications to our users. The Company was incorporated in Delaware on November 19, 2003 and is headquartered in Palo Alto, California.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017.

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2018. The condensed consolidated balance sheet as of January 31, 2017 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, those related to revenue recognition, the allowance for returns, stock-based compensation, valuation of goodwill and intangible assets, inventory valuation, regulatory fees and indirect tax accruals, accounting for income taxes including valuation allowances and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. Actual results could differ from those estimates. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature; therefore, actual results could differ from management’s estimates.

Concentration of Risk

The concentration of accounts receivable as of April 30, 2017 and January 31, 2017, respectively are as follows:

	As of
	April 30, 2017	January 31, 2017
Customer A	12%	*
Customer B	*	11%

*	Represented less than 10% of accounts receivable, net at the end of respective periods

There were no customers that individually exceeded 10% of revenue during the three months ended April 30, 2017 and 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Secondary Offerings

          In January 2017 and March 2017, the Company completed two secondary offerings, in which certain stockholders of the Company affiliated with Worldview Technology Partners (the “Selling Stockholders”) sold an aggregate of 3,275,000 shares and 3,290,483 shares of the Company’s common stock at a public offering price of $8.65 per share and $8.85 per share, respectively. After the offerings Worldview Technology Partners owned less than 1% of the Company’s outstanding voting securities. The Company did not receive any of the proceeds from the offerings.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended January 31, 2017.

Recently Adopted Accounting Standard

         In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-15 (ASC 205), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2014-15 during the first quarter of fiscal 2018. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

         In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

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

The Company’s financial instruments consisted of Level 1 and Level 2 assets as of April 30, 2017 and January 31, 2017.

There were no transfers into or out of the Level 3 category during the three months ended April 30, 2017.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of April 30, 2017
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,488	$—	$4,488
U.S. agency securities	—	1,498	1,498
Total cash equivalents	$4,488	$1,498	$5,986
Cash			3,022
Total cash and cash equivalents			$9,008

Short-term investments:
U.S. government securities	$13,886	$—	$13,886
Corporate debt securities	—	18,834	18,834
Commercial paper	—	4,442	4,442
U.S. agency securities	—	5,747	5,747
Asset-backed securities	—	1,358	1,358
Total short-term investments	$13,886	$30,381	$44,267

	As of January 31, 2017
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$951	$—	$951
Total cash equivalents	$951	$—	$951
Cash			3,039
Total cash and cash equivalents			$3,990

Short-term investments:
U.S. government securities	$17,798	$—	$17,798
Corporate debt securities	—	18,436	18,436
Commercial paper	—	5,386	5,386
U.S. agency securities	—	5,777	5,777
Asset-backed securities	—	1,814	1,814
Total short-term investments	$17,798	$31,413	$49,211

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Short-term Investments

Short-term investments consisted of the following (in thousands):

	As of April 30, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$18,846	$(14)	$2	$18,834
Commercial paper	4,442	—	—	4,442
U.S. agency securities	5,749	(2)	—	5,747
U.S. government securities	13,895	(9)	—	13,886
Asset-backed securities	1,358	—	—	1,358
Total short-term investments	$44,290	$(25)	$2	$44,267

	As of January 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$18,455	$(20)	$1	$18,436
Commercial paper	5,386	—	—	5,386
U.S. agency securities	5,774	—	3	5,777
U.S. government securities	17,793	(2)	7	17,798
Asset-backed securities	1,814	—	—	1,814
Total short-term investments	$49,222	$(22)	$11	$49,211

The gross realized gains and losses related to the Company’s short-term investments were not material for the three months ended April 30, 2017 and 2016, respectively.

The cost basis and fair value of the short-term investments by contractual maturity were as follows (in thousands):

	As of April 30, 2017		As of January 31, 2017
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$40,275	$40,253	$44,806	$44,794
Over one year and less than two years	4,015	4,014	4,416	4,417
Total	$44,290	$44,267	$49,222	$49,211

Investments in an unrealized loss position consisted of the following (in thousands):

	As of April 30, 2017		As of January 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$18,834	$(14)	$18,436	$(20)
U.S. government securities	13,886	(9)	17,798	(2)
U.S. agency securities	5,747	(2)	5,777	—
Total	$38,467	$(25)	$42,011	$(22)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of April 30, 2017 and January 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Balance Sheet Components

Inventories

The components of inventories were as follows (in thousands):

	April 30,	January 31,
	2017	2017
Finished goods	$5,227	$4,847
Raw material	1,757	983
Total inventory	$6,984	$5,830

Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	April 30,	January 31,
	2017	2017
Deferred revenue:
Subscription and services	$14,017	$13,770
Product and other	1,944	2,260
Total deferred revenue	15,961	16,030
Less: current portion of deferred revenue	15,470	15,521
Deferred revenue, noncurrent portion included in other liabilities	$491	$509

Accrued Expenses

The components of accrued expenses were as follows (in thousands):

	April 30,	January 31,
	2017	2017
Accrued regulatory fees and taxes	$4,560	$4,315
Accrued payroll and related expenses	2,422	4,546
Other accrued expenses	3,213	2,718
Total accrued expenses	$10,195	$11,579

5. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases office space in Palo Alto and Newark, California under operating leases. As of April 30, 2017, the Company had $1.0 million outstanding under operating leases with lease periods expiring through November 2020.

In January 2015, the Company entered into a capital lease for computer equipment that was scheduled to mature in December 2016 with the right to purchase the equipment at maturity for one dollar. The Company repaid the outstanding balance of $0.6 million in April 2016. Total interest expense recognized was $18,000 for the three months ended April 30, 2016.

Rent expense was $0.4 million and $0.5 million for the three months ended April 30, 2017 and 2016, respectively.

As of April 30, 2017, non-cancelable purchase commitments were $3.5 million.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Legal Proceedings

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”). On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2017, the DOR filed an answer to the Compliant, and during April of 2017 the Company voluntarily participated in an informal discovery process by providing certain information and documents to the DOR. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 the Company filed its answer, affirmative defenses and counterclaims, on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted the Company’s motion to transfer the case. District Court Judge Jeffrey S. White of the Northern District of California set the initial case management conference for July 28, 2017. Based upon its investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and plans to continue vigorously defending against the plaintiff’s claim.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In connection with the Oregon Litigation, Deep Green Wireless Litigation, Securities Litigation and Berks County Litigation, the Company has determined that the amount of any material loss or range of any material losses that is reasonably possible to result from each such proceeding is not reasonably estimable. Accordingly, no material reserves have been recorded in the Company’s condensed consolidated financial statements with respect to any of such litigations.

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

6. Stockholders’ Equity

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

The 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The maximum aggregate number of shares that may be issued under the 2015 Plan is 6,638,930. In addition, the number of shares available for issuance under the 2015 Plan is subject to an annual increase on the first day of each of its fiscal years beginning with fiscal 2017, by an amount equal to the lessor of (i) 5% of the outstanding shares of its common stock as of the last day of its immediately preceding fiscal year; and (ii) such other amount as the Company’s Board may determine. The Company’s Board approved an increase of 902,436 shares and 854,483 shares of common stock for future issuance under the 2015 Plan in the first quarter of fiscal 2018 and 2017, respectively.

As of April 30, 2017, the Company had 799,082 shares available for future issuance.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board in July 2015 and 441,165 shares of common stock were initially authorized for future issuance. The number of authorized shares under the ESPP is subject to an annual increase. The Company’s Board approved an increase of 360,974 shares of common stock and 341,793 shares of common stock in the first quarter of fiscal 2018 and 2017, respectively. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During the three months ended April 30, 2017, there was one purchase that resulted in the issuance of 150,633 shares of common stock at a weighted average purchase price of $5.34 per share.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company recorded stock-based compensation related to the ESPP of $0.3 million for each of the quarters ended April 30, 2017 and 2016, respectively.

Stock Options

The following table summarizes the Company’s stock option activities for the three months ended April 30, 2017:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance as of January 31, 2017	1,777,365	$5.74	7.0	$7,864
Options granted	119,250	10.20
Options exercised	(14,135)	4.10
Balance as of April 30, 2017	1,882,480	$6.03	7.0	$11,596
Vested and exercisable, April 30, 2017	1,186,834	$4.88	6.3	$8,630
Vested and expected to vest, April 30, 2017	1,882,480	$6.03	7.0	$11,596

The aggregate intrinsic value of options exercised for the three months ended April 30, 2017 and 2016 was $0.1 million and $0.4 million, respectively.

Restricted Stock Units

The following table summarizes the Company’s RSUs activities for the three months ended April 30, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	1,859,196	$7.65	1.4	$17,941
RSUs granted	953,525	10.20
RSUs vested	(109,737)	7.00
RSUs canceled	(18,883)	8.98
Balance as of April 30, 2017	2,684,101	$8.57	1.5	$32,075

         The number of RSUs vested includes shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. During the three months ended April 30, 2017, the Company withheld 32,278 shares of common stock for an aggregate amount of $0.3 million and classified such amount as financing cash outflows in the condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance. No RSUs vested during the three months ended April 30, 2016.

Common Stock Warrants

As of April 30, 2017, the Company had warrants to purchase 97,931 shares of common stock with exercise prices ranging from $4.70 to $6.04 per share. These common warrants have expiration dates through January 2025.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Total cost of revenue	$315	$235
Sales and marketing	520	326
Research and development	1,068	944
General and administrative	1,068	969
Total stock-based compensation expense	$2,971	$2,474

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended April 30,
	2017	2016
Stock options	$592	$684
Restricted stock units	2,106	1,508
Employee stock purchase plan	273	282
Total stock-based compensation expense	$2,971	$2,474

As of April 30, 2017, there was $3.2 million, $20.1 million and $0.9 million of unrecognized share-based compensation expense, related to unvested stock option grants, RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.9 years, 3.2 years and 0.9 years, respectively.

Total outstanding non-employee stock options were 104,433 and 62,750 at April 30, 2017 and 2016, respectively. The total outstanding non-employee RSUs were 85,913 and 85,250 at April 30, 2017 and 2016, respectively.  The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

The Company did not grant any stock options during the three months ended April 30, 2016. For the three months ended April 30, 2017, the fair value of employee stock options grants was estimated using the Black–Scholes model with the following assumptions:

Three Months Ended April 30,
2017
Stock Options:
Expected volatility	47%
Expected term (in years)	6.1
Risk-free interest rate	2.1%
Dividend yield	— %

For the three months ended April 30, 2017 and 2016, the fair value of the Company’s employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

Three Months Ended April 30,
	2017	2016
ESPP:
Expected volatility	35%-41%	44%-50%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	0.9%-1.3%	0.5%-1.0%
Dividend yield	— %	— %

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Early Exercise of Common Stock

During the three months ended April 30, 2017, the Company issued 12,029 shares of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. During the three months ended April 30, 2017, no common stock options were early exercised prior to their vesting. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of April 30, 2017 and January 31, 2017, the aggregate proceeds from exercises of common stock options subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.1 million and $0.1 million, respectively.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended April 30, 2017 and 2016, respectively. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of April 30, 2017, the Company had unrecognized tax benefits of $2.0 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2017 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2017.

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

9. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock, since the effects of potentially dilutive securities are antidilutive.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended April 30,
	2017	2016
Numerator
Net loss	$(3,392)	$(3,956)
Denominator
Weighted-average common shares for basic and diluted net loss per share	18,128,504	17,059,986
Basic and diluted net loss per share	$(0.19)	$(0.23)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three Months Ended April 30,
	2017	2016
Options to purchase common stock	1,882,480	2,021,467
Employee stock purchase plan	378,459	304,400
Restricted stock units	2,684,101	2,371,355
Warrants to purchase common stock	97,931	97,931
Common stock subject to repurchase	41,792	103,538
Potential shares excluded from diluted net loss per share	5,084,763	4,898,691

10. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million for each of the quarters ended April 30, 2017 and 2016, respectively.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

11. Related Party Transaction

          One of the Company’s board members is affiliated with a professional firm that provides public relations services to the Company. The Company incurred expenses of approximately $0.1 million for each of the quarters ended April 30, 2017 and 2016, respectively for the services provided by the firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2017 filed with the Securities Exchange Commission or SEC on April 11, 2017. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. In preparing this MD&A, we presume that readers have access to and have read the MD&A in our Annual Report, pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K.

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

Beginning with the first quarter of fiscal 2018, we modified our key business metrics to now include data related to our primary business which is Ooma Telo for residential customers and Ooma Office for small business customers. Additionally, we now refer to Ooma Office as our Small Business Solution and we may refer to them interchangeably.

Accordingly, our key business metrics for core users, annualized exit recurring revenue and annual net dollar subscription retention rate reflect this change and exclude Business Promoter users and revenue for all periods presented.

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

Our total revenue increased from $24.5 million in the three months ended April 30, 2016 to $27.6 million in the three months ended April 30, 2017, representing 13% growth in total revenue. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(3.4) million and $(4.0) million during the three months ended April 30, 2017 and 2016, respectively.

Key Business Metrics

We review the following key metrics to evaluate our primary business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Beginning with the first quarter of fiscal 2018, our key business metrics for core users, annualized exit recurring revenue and annual net dollar subscription retention rate exclude Business Promoter data as it is not part of our primary cloud communications business. We believe that this change enables us to better evaluate the performance of our primary cloud communications business in a given period compared to those in prior and future periods.

Core Users

We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of home user accounts and office user extensions.

Our core users as of April 30, 2017 and 2016 are approximately as follows:

	As of April 30,
	2017	2016
Core Users	879,000	776,000

Total core users increased 13% year over year primarily driven by our business growth.

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of April 30, 2017 and 2016 is approximately as follows (in thousands):

	As of April 30,

	2017	2016
Annualized Exit Recurring Revenue	$88,300	$74,000

We have experienced a year-over-year increase in AERR primarily due to an increase in our core users and an increase in our average revenue per core user year over year.

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

The Annual Net Dollar Subscription Retention Rate as of April 30, 2017 and 2016 is as follows:

	As of April 30,
	2017	2016
Annual Net Dollar Subscription Retention Rate	97%	103%

Net Dollar Subscription Retention Rate decreased year over year primarily due to an atypical increase in our average revenue per core user for the first quarter of fiscal 2017 which was not repeated in the first quarter of fiscal 2018.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers to be the core operating performance, and are used by the management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other (income) expense, net, depreciation and amortization and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•	Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest expense (income); and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three months ended April 30, 2017 and 2016 as follows (in thousands):

	Three Months Ended April 30,
	2017	2016
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,392)	$(3,956)
Reconciling items:
Interest and other (income) expense, net	(106)	(86)
Depreciation and amortization	468	389
Amortization of intangibles	83	97
Stock-based compensation and related taxes	3,018	2,474
Adjusted EBITDA	$71	$(1,082)

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

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to continue to increase as we expand our core user base.

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

Subscription and services gross margin. Subscription and services gross margin, which we define as subscription and services revenue minus cost of subscription and services revenue expressed as a percentage of subscription and services revenue, can fluctuate based on a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges and changes in headcount. We expect to continue investing in our network infrastructure and customer support function to support our growth and maintain quality of service and security. We expect our subscription and services gross margin to increase over the long term in part as our Small Business revenue becomes a significant portion of the overall subscription revenue, although our subscription and services gross margin may fluctuate from period to period depending on the interplay of these factors.

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

Sales and marketing expenses. Our sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with our sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars and as a percentage of total revenue as we continue to actively grow our core users and expand our operations internationally.

Research and development expenses. Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to grow in absolute dollars and increase slightly as a percentage of total revenue in the near future.

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

Results of Operations

The following tables set forth selected condensed consolidated statement of operations data and such data as a percentage of total revenues for each of the periods indicated (in thousands):

	Three Months Ended April 30,
	2017	2016
Revenue:
Subscription and services	$24,100	$21,490
Product and other	3,478	2,969
Total revenue	27,578	24,459
Cost of revenue:
Subscription and services	7,749	7,271
Product and other	3,796	3,539
Total cost of revenue (1)	11,545	10,810
Gross profit	16,033	13,649
Operating expenses:
Sales and marketing (1)	9,154	8,095
Research and development (1)	6,621	5,741
General and administrative (1)	3,756	3,855
Total operating expenses	19,531	17,691
Loss from operations	(3,498)	(4,042)
Interest income (expense), net	122	64
Other (expense) income, net	(16)	22
Net loss	$(3,392)	$(3,956)
(1) Includes stock-based compensation and related taxes as follows (in thousands):
Stock-based compensation and related taxes:
Total cost of revenue	$322	$235
Sales and marketing	531	326
Research and development	1,086	944
General and administrative	1,079	969
Total	$3,018	$2,474

Comparison of the three months ended April 30, 2017 and 2016 (in thousands):

Revenue

	Three Months Ended April 30,
	2017	2016	$ Change	% Change
Revenue:
Subscription and services	$24,100	$21,490	$2,610	12%
Product and other	3,478	2,969	509	17%
Total revenue	$27,578	$24,459	$3,119	13%

Percentage of revenue:
Subscription and services	87%	88%
Product and other	13%	12%
Total	100%	100%

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Our total revenue increased by $3.1 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $2.6 million, primarily due to a 13% growth in our core users, which increased to approximately 879,000 as of April 30, 2017 from approximately 776,000 core users as of April 30, 2016, offset by a decline in revenue from both Business Promoter and Talkatone.

Our product and other revenue increased by $0.5 million during the three months ended April 30, 2017 as compared to the three months ended April 30, 2016, primarily due to revenue from sale of end-point devices to a telecommunications provider.

Cost of Revenues and Gross Margin

	Three Months Ended April 30,
	2017	2016	$ Change	% Change
Cost of revenues:
Subscription and services	$7,749	$7,271	$478	7%
Product and other	3,796	3,539	257	7%
Total cost of revenue	$11,545	$10,810	$735	7%
Gross profit:
Subscription and services	$16,351	$14,219	2,132	15%
Product and other	(318)	(570)	252	*NM
Total gross profit	$16,033	$13,649	$2,384	17%
Gross margin:
Subscription and services	68%	66%
Product and other	(9%)	(19%)
Total gross margin	58%	56%

*	Percentage is not meaningful

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Total gross margin increased to 58% for the three months ended April 30, 2017 from 56% for the three months ended April 30, 2016. The improvement in subscription and services revenue gross margin was primarily due to increase in revenue from Ooma Office and economies of scale as our subscriber base increased. The improvement in product and other revenue gross margin was primarily due to increased sale of end-point devices which generally carry higher gross margins.

The total gross profit increased by $2.4 million for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016, due to an increase in subscription and services gross profit of $2.1 million and an increase in product and other gross profit of $0.3 million.

The increase in cost of subscription and services revenue of $0.5 million was primarily due to an increase in credit card processing fees of $0.2 million driven by a growth in our core users, an increase in personnel and related cost of $0.1 million and an increase in stock-based compensation of $0.1 million.

The increase in cost of product and other revenue of $0.2 million was primarily due to an increase in the number of end-point devices and accessories sold for the three months ended April 30, 2017 as compared to the three months ended April 30, 2016.

Operating Expenses

	Three Months Ended April 30,
	2017	2016	$ Change	% Change
Operating expenses:
Sales and marketing	$9,154	$8,095	$1,059	13%
Research and development	6,621	5,741	880	15%
General and administrative	3,756	3,855	(99)	(3%)
Total operating expenses	$19,531	$17,691	$1,840	10%

Sales and Marketing

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Sales and marketing expenses increased by $1.1 million in the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. The increase was primarily due to $1.7 million increase in personnel costs as well as commissions paid to resellers and other third parties driven by growth in our business and $0.2 million increase in stock-based compensation, offset by $1.0 million decrease in marketing activities.

Research and Development

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Research and development expenses increased by $0.9 million in the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. The increase was primarily due to $0.7 million increase in personnel and consultant costs driven by increased headcount and $0.1 million increase in stock-based compensation.

General and Administrative

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

General and administrative expenses decreased by $0.1 million in the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. The decrease was primarily due to $0.3 million decrease in legal and professional service fees, offset by $0.1 million increase in stock-based compensation and $0.1 million increase in personnel and related costs.

Other Income (Expense), net

	Three Months Ended April 30,
	2017	2016	$ Change	% Change
Other income (expense):
Interest income (expense), net	$122	$64	$58	*NM
Other (expense) income, net	(16)	22	(38)	*NM
Total other income (expense)	$106	$86	$20	*NM

*	Percentage is not meaningful

Three Months Ended April 30, 2017 Compared to Three Months Ended April 30, 2016

Other income (expense) increased by $20,000 in the three months ended April 30, 2017 as compared to the three months ended April 30, 2016. The increase was primarily due to an increase in interest income from our short-term investments.

Liquidity and Capital Resources

As of April 30, 2017, we had $53.3 million of cash and cash equivalents and short-term investments. To date we have funded our operations primarily through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2017	2016
Net cash provided by (used in) operating activities	$165	$(1,245)
Net cash provided by (used in) investing activities	4,290	(17,081)
Net cash provided by (used in) financing activities	563	(105)
Net increase (decrease) in cash and cash equivalents	$5,018	$(18,431)

Net Cash Provided by (Used in) Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended April 30,
	2017	2016
Net Loss	$(3,392)	$(3,956)
Add back non-cash charges	3,597	2,960
Net income (loss) before non-cash charges	205	(996)
(Increase) decrease in inventories	(1,154)	1,103
Decrease in deferred inventory costs	254	172
Increase (decrease) in accounts payable and accrued expenses	572	(1,373)
Decrease in accounts receivable	272	587
Decrease in deferred revenue	(70)	(608)
Others	86	(130)
Net cash provided by (used in) operating activities	$165	$(1,245)

For the three months ended April 30, 2017, our net loss of $3.4 million included non-cash charges of $3.6 million primarily related to $3.0 million of stock-based compensation and $0.6 million of depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2017 included:

•	an increase of $1.2 million in our raw materials and finished goods inventory to scale our business
•	a decrease of $0.3 million in deferred inventory costs due to lower inventory levels at channel partners
•	a net increase of $0.6 million in accounts payable and accrued liabilities due to the timing of payments and invoices
•	a decrease of $0.3 million in accounts receivable primarily due to the timing of billings and our collection efforts
•

a decrease of $0.1 million in deferred revenue due to a decrease of approximately $0.3 million in deferred product revenue associated with lower inventory levels at our channel partners, offset by an increase of $0.2 million in deferred revenue from subscription and other services driven by a growth in our core users.

For the three months ended April 30, 2016, our net loss of $4.0 million included non-cash charges of $3.0 million primarily related to $2.5 million of stock-based compensation and $0.5 million of depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2016 included:

•	a decrease of $1.1 million in inventory primarily due to usage of raw material and finished goods

•	a decrease of $0.2 million of deferred inventory costs and a decrease of $0.6 million in deferred revenue was primarily due to lower inventory levels at channel partners

•	a decrease of $1.4 million of accounts payable and accrued liabilities due the timing of payments and invoices

•	a decrease of $0.6 million in accounts receivable primarily due to the timing of billings to our channel partners

Net Cash Provided by (Used in) Investing Activities

Our investing activities primarily include proceeds from maturity and sale of short-term investments, purchases of short-term investments and capital expenditures for property and equipment purchases. Our capital expenditures have primarily been for general business purposes, including expansion of our network operations centers, computer equipment used internally, and leasehold improvements as we have expanded our office space to accommodate our growth in headcount.

For the three months ended April 30, 2017, cash provided by investing activities was $4.3 million, which consisted of proceeds of $10.3 million from maturity and sale of short-term investments, offset by $5.4 million used for purchases of short-term investments and $0.6 million used for purchases of property and equipment.

For the three months ended April 30, 2016, we used $17.1 million in investing activities primarily for purchases of short-term investments of $19.3 million and purchases of equipment of $0.3 million, which was offset by proceeds from maturity of short-term investments of $2.5 million.

Net Cash Provided by (Used in) Financing Activities

Cash generated from financing activities includes proceeds from our issuance of common stock related to employee stock benefit plans. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units, repayment of debt and capital leases and payment of acquisition related earn-out.

During the three months ended April 30, 2017, cash provided by financing activities was $0.6 million, which consisted of proceeds of $0.9 million from the exercise of options and issuance of common stock related to our employee stock purchase plan, offset by payment of $0.3 million related to shares repurchased for tax withholdings on vesting of restricted stock units.

During the three months ended April 30, 2016, financing activities used $0.1 million of cash. During the three months ended April 30, 2016, we received $0.6 million in proceeds from the exercise of options and issuance of common stock under our employee stock purchase plan, offset by repayment of $0.6 million of capital lease obligations and $0.1 million of acquisition-related earn-out.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of April 30, 2017 (in thousands):

		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$993	$940	$47	$6
Total	$993	$940	$47	$6

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements.

As of April 30, 2017, non-cancelable purchase commitments with our contract manufacturers were $3.5 million.

As of April 30, 2017, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the three months ended April 30, 2017 and 2016, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.3 million and $53.2 million as of April 30, 2017 and January 31, 2017, respectively. Our cash and cash equivalents are mainly held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2017 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016 the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against Ooma are in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2017, the DOR filed an answer to the Complaint, and during April of 2017 the Company voluntarily participated in an informal discovery process by providing certain information and documents to the DOR. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not reasonably estimable.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 we filed our answer, affirmative defenses and counterclaims, on August 2, 2016 we filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted our motion to transfer the case. District Court Judge Jeffrey S. White of the Northern District of California set the initial case management conference for July 28, 2017. Based upon our investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, and we plan to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable.

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

Other than the Oregon Tax litigation, Deep Green Wireless Litigation, Securities Litigation and Berks County Litigation, we currently are not a party to any material litigation or other proceedings, and as of April 30, 2017, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

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

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., ShoreTel, Inc. and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) large internet companies, such as Google and its free calling service, Google Voice, and the Google Home personal assistant device, for which Google has announced a free calling service, and Amazon and its Alexa platform and the Alexa Calling service. All of these companies currently or may in the future host their solutions through the cloud. In addition, as we expand our connected services, we face competition from lead-generation and internet search engine optimization companies, internet security companies and home automation companies.

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

We have incurred substantial net losses since our inception, including net losses of approximately $3.4 million and $4.0 million for the three months ended April 30, 2017 and 2016, respectively. We had an accumulated deficit of $81.2 million as of April 30, 2017. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we may incur additional accounting, legal and other expenses.

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

Large internet marketing providers such as Facebook, Google, Microsoft and Yahoo! offer online advertising products to small businesses through self-service platforms. As small businesses become more familiar with such platforms, they may increasingly choose to actively manage their own internet presence and their demand for the lead-generation services may decrease. We cannot predict the evolving experiences and preferences of small businesses and cannot assure you that we can develop our lead generation business, or develop similar new services, in a manner that will suit their needs and expectations faster or more effectively than our competitors, or at all. If we are not able to do so, our results of operations would suffer.

Our access to the majority of our lead-generation customers is currently through a limited number of digital agencies, which creates a significant risk that we could lose a majority of our lead generation service customers due to factors beyond our control.

We currently contract with a limited number of digital agencies to provide our lead-generation services as a component of their service to third parties who we include as our core users. If our relationship with these digital agencies degrades, they could elect not to use our lead-generation service, which would lead to the loss of a portion of our lead generation business revenue as well as a number of our core users. Also, for reasons beyond our control, the digital agencies we work with may lose their business relationships with third parties who purchase lead generation services for their customers, causing the digital agency to terminate its business relationship with us and the loss of such lead generation business revenue. The concentration of our access to lead generation customers creates volatility in our revenue and in the churn of our core users, which risk will remain unless and until we significantly grow the number of digital agencies we contract with, and/or increase the number of small businesses that obtain lead generation services directly from us.

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

On March 12, 2015 the FCC released new network neutrality and open internet rules that it had adopted on February 26, 2015. In that order, the FCC reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, requirements related to customer privacy and requirements for accessibility for people with disabilities. The order also prohibits blocking or discriminating against lawful services and applications and prohibits “paid prioritization,” or providing faster speeds or other benefits in return for compensation. The order went into effect on June 12, 2015 and is the subject of pending appeals by several parties. The impact of the existing net neutrality rules is unclear, and on April 27, 2017, the FCC issued a Notice of Proposed Rulemaking that would largely reverse the existing net neutrality rules, including the classification of broadband Internet service as a telecommunications service subject to certain common carrier regulations. However, the existing rules could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services or by increasing the costs of services we purchase.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 71% of our revenue from Ooma Telo for the three months ended April 30, 2017. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 15 issued U.S. patents, which we expect to expire between 2028 and 2035. We also have 13 patent applications pending for examination in the U.S. and five patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Our corporate headquarters, one of our data center and our customer service call center for Ooma office are located in Northern California, our other customer service call center operated by our contractor is located in the Philippines, and our contract manufacturer facilities are located near the coast in China. All of these locations are on the Pacific Rim near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes and tsunamis. Additionally, our sole third-party customer service and support facility in the Philippines is in an area subject to typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At April 30, 2017, we had 18,249,811 shares of common stock outstanding of which 16,775,212 shares were freely tradable.

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

The Company, its directors, and certain officers have been named as defendants in a consolidated securities class actions (“the Securities Litigation”). See Part II, Item 1 (Legal Proceedings) for a detailed description of the Securities Litigation and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigation. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

Recent Sale of Unregistered Securities

None.

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

Ooma, Inc.
Date: June 6, 2017	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)