Form 10-Q
period 2017-07-31
OOMA INC
filed 2017-09-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of August 31, 2017, there were 18,472,596 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	July 31, 2017	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,433	$3,990
Short-term investments	43,370	49,211
Accounts receivable, net	4,258	4,714
Inventories	6,831	5,830
Deferred inventory costs	1,196	1,620
Prepaid expenses and other current assets	1,850	1,891
Total current assets	67,938	67,256
Property and equipment, net	4,496	4,176
Intangible assets, net	373	537
Goodwill	1,117	1,117
Other assets	168	252
Total assets	$74,092	$73,338
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,262	$5,857
Accrued expenses	11,450	11,579
Deferred revenue	15,585	15,521
Total current liabilities	34,297	32,957
Other liabilities	498	561
Total liabilities	34,795	33,518
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding on July 31, 2017 and January 31, 2017, respectively.	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 18,461,549 and 17,995,555 shares issued and outstanding on July 31, 2017 and January 31, 2017, respectively.	2	2
Additional paid-in capital	124,140	117,639
Accumulated other comprehensive loss	(20)	(11)
Accumulated deficit	(84,825)	(77,810)
Total stockholders’ equity	39,297	39,820
Total liabilities and stockholders’ equity	$74,092	$73,338

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2017	2016	2017	2016
Revenue:
Subscription and services	$25,206	$22,417	$49,306	$43,907
Product and other	2,981	3,077	6,459	6,046
Total revenue	28,187	25,494	55,765	49,953
Cost of revenue:
Subscription and services	7,814	7,444	15,563	14,715
Product and other	3,792	3,501	7,588	7,040
Total cost of revenue	11,606	10,945	23,151	21,755
Gross profit	16,581	14,549	32,614	28,198
Operating expenses:
Sales and marketing	9,245	8,578	18,399	16,673
Research and development	7,263	5,839	13,884	11,580
General and administrative	3,865	3,545	7,621	7,400
Total operating expenses	20,373	17,962	39,904	35,653
Loss from operations	(3,792)	(3,413)	(7,290)	(7,455)
Other income (expense):
Interest income (expense), net	136	100	258	164
Other income (expense), net	33	(27)	17	(5)
Net loss	$(3,623)	$(3,340)	$(7,015)	$(7,296)
Net loss per share of common stock:
Basic and diluted	$(0.20)	$(0.19)	$(0.38)	$(0.42)
Weighted-average number of shares used in per share amounts:
Basic and diluted	18,360,560	17,280,985	18,246,457	17,180,671

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2017	2016	2017	2016
Net loss	$(3,623)	$(3,340)	$(7,015)	$(7,296)
Other comprehensive (loss) income:
Unrealized gain (loss) on short-term investments	3	12	(9)	25
Comprehensive loss	$(3,620)	$(3,328)	$(7,024)	$(7,271)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,015)	$(7,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,091	4,873
Depreciation and amortization	1,095	822
Amortization of intangible assets	164	182
Other non-cash expense, net	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	456	1,131
Inventories	(1,001)	447
Deferred inventory costs	424	(24)
Prepaid expenses and other assets	135	217
Accounts payable and accrued expenses	1,049	(1,087)
Other liabilities	(3)	(22)
Deferred revenue	37	176
Net cash provided by (used in) operating activities	1,432	(584)
Cash flows from investing activities:
Purchases of short-term investments	(20,544)	(33,115)
Proceeds from maturity of short-term investments	25,333	10,950
Proceeds from sale of short-term investments	900	3,016
Purchases of property and equipment	(1,063)	(1,030)
Net cash provided by (used in) investing activities	4,626	(20,179)
Cash flows from financing activities:
Repayment of debt and capital leases	—	(628)
Payment of acquisition related earn-out	—	(100)
Shares repurchased for tax withholdings on vesting of restricted stock units	(503)	—
Proceeds from issuance of common stock related to employee stock benefit plans	888	790
Net cash provided by financing activities	385	62
Net increase (decrease) in cash and cash equivalents	6,443	(20,701)
Cash and cash equivalents at beginning of period	3,990	27,413
Cash and cash equivalents at end of period	$10,433	$6,712

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

Concentration of Risk

The concentration of accounts receivable as of July 31, 2017 and January 31, 2017, respectively are as follows:

	As of
	July 31, 2017	January 31, 2017
Customer A	12%	*
Customer B	*	11%

*	Represented less than 10% of accounts receivable, net at the end of respective periods

There were no customers that individually exceeded 10% of revenue during the three and six months ended July 31, 2017 and 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Secondary Offerings

In January 2017 and March 2017, the Company completed two secondary offerings, in which certain stockholders of the Company affiliated with Worldview Technology Partners (the “Selling Stockholders”) sold an aggregate of 3,275,000 and 3,290,483 shares of their holdings in the Company’s common stock at a public offering price at $8.65 per share and $8.85 per share, respectively. After the offerings Worldview Technology Partners owned less than 1% of the Company’s outstanding voting securities. The Company did not receive any of the proceeds from the offerings.

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

Recent Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting, which provides guidance on the changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The guidance is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company is evaluating the impact of the new standard on its accounting policies, processes, and system requirements. A decision regarding the adoption method has not been finalized at this time. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness and its ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. To date, the Company has completed some preliminary work of analyzing the standard’s impact on the Company’s contract portfolio, comparing historical accounting policies and practices to the requirements of the new standard and identifying potential differences from applying the requirements of the new guidance. While the Company is still in the process of evaluating the full impact of the adoption on its consolidated financial statements and related disclosures, the guidance will impact the way the Company recognizes its revenue for sales made through its partners. Currently, the revenue is recognized on a sell-through basis and upon adoption of the new guidance this practice will change to recognition of revenue on a sell-in basis. As part of this evaluation the Company has also considered the impact of the guidance ASC 340 Other Assets and Deferred Costs, and the interpretations of the FASB Transition Resource Group for Revenue Recognition ("TRG") from their November 7, 2016 meeting with respect to capitalization and amortization of incremental costs of obtaining a contract. As a result of this new guidance, the Company preliminarily believes that it will capitalize certain costs of obtaining a contract, including additional sales commissions, as interpreted by the TRG, requires the capitalization of all incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained, provided it expects to recover the costs. Under the Company's current accounting policy, it expenses the commission costs immediately as incurred. The Company does not plan to early adopt this guidance.

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

The Company’s financial instruments consisted of Level 1 and Level 2 assets as of July 31, 2017 and January 31, 2017.

There were no transfers into or out of the Level 3 category during the six months ended July 31, 2017.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of July 31, 2017
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,513	$—	$4,513
Commercial paper	—	$1,799	1,799
U.S. agency securities	—	750	750
Total cash equivalents	$4,513	$2,549	$7,062
Cash			3,371
Total cash and cash equivalents			$10,433

Short-term investments:
U.S. government securities	$14,418	$—	$14,418
Corporate debt securities	—	20,269	20,269
Commercial paper	—	4,038	4,038
U.S. agency securities	—	3,743	3,743
Asset-backed securities	—	902	902
Total short-term investments	$14,418	$28,952	$43,370

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of January 31, 2017
	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$951	$—	$951
Total cash equivalents	$951	$—	$951
Cash			3,039
Total cash and cash equivalents			$3,990

Short-term investments:
U.S. government securities	$17,798	$—	$17,798
Corporate debt securities	—	18,436	18,436
Commercial paper	—	5,386	5,386
U.S. agency securities	—	5,777	5,777
Asset-backed securities	—	1,814	1,814
Total short-term investments	$17,798	$31,413	$49,211

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

3. Short-term Investments

Short-term investments consisted of the following (in thousands):

	As of July 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$20,278	$(11)	$2	$20,269
Commercial paper	4,038	—	—	4,038
U.S. agency securities	3,746	(3)	—	3,743
U.S. government securities	14,425	(7)	—	14,418
Asset-backed securities	903	(1)	—	902
Total short-term investments	$43,390	$(22)	$2	$43,370

	As of January 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$18,455	$(20)	$1	$18,436
Commercial paper	5,386	—	—	5,386
U.S. agency securities	5,774	—	3	5,777
U.S. government securities	17,793	(2)	7	17,798
Asset-backed securities	1,814	—	—	1,814
Total short-term investments	$49,222	$(22)	$11	$49,211

The gross realized gains and losses related to the Company’s short-term investments were not material for the three and six months ended July 31, 2017 and 2016, respectively.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The cost basis and fair value of the short-term investments by contractual maturity were as follows (in thousands):

	As of July 31, 2017		As of January 31, 2017
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$38,365	$38,347	$44,806	$44,794
Over one year and less than two years	5,025	5,023	4,416	4,417
Total	$43,390	$43,370	$49,222	$49,211

Investments in an unrealized loss position consisted of the following (in thousands):

	As of July 31, 2017		As of January 31, 2017
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$20,269	$(11)	$18,436	$(20)
U.S. government securities	12,683	(7)	17,798	(2)
U.S. agency securities	3,743	(3)	5,777	—
Asset-backed securities	902	(1)	—	—
Total	$37,597	$(22)	$42,011	$(22)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of July 31, 2017 and January 31, 2017, there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

4. Balance Sheet Components

Inventories

The components of inventories were as follows (in thousands):

	July 31,	January 31,
	2017	2017
Finished goods	$5,809	$4,847
Raw material	1,022	983
Total inventory	$6,831	$5,830

Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	July 31,	January 31,
	2017	2017
Deferred revenue:
Subscription and services	$14,429	$13,770
Product and other	1,638	2,260
Total deferred revenue	16,067	16,030
Less: current portion of deferred revenue	15,585	15,521
Deferred revenue, noncurrent portion included in other liabilities	$482	$509

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses

The components of accrued expenses were as follows (in thousands):

	July 31,	January 31,
	2017	2017
Accrued regulatory fees and taxes	$5,185	$4,315
Accrued payroll and related expenses	3,857	4,546
Other accrued expenses	2,408	2,718
Total accrued expenses	$11,450	$11,579

5. Commitments and Contingencies

Leases and Purchase Commitments

The Company leases office space in Palo Alto and Newark, California under operating leases. As of July 31, 2017, the Company had $0.6 million outstanding under operating leases with lease periods expiring through November 2020.

Rent expense was $0.4 million and $0.6 million for the three months ended July 31, 2017 and 2016, respectively, and $0.8 million and $1.1 million for the six months ended July 31, 2017 and 2016, respectively.

As of July 31, 2017, non-cancelable purchase commitments were $2.8 million.

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

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”).  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 the Company filed its answer, affirmative defenses and counterclaims, on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted the Company’s motion to transfer the case. On June 8, 2017 the Company filed a motion with the United States Patent Trial and Appeal Board for inter partes review of the Deep Green Wireless Patent. Based upon its assessment, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and plans to continue vigorously defending against the plaintiff’s claim.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against Ooma, certain of its officers and directors, and certain of the underwriters of its Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016 all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in its IPO in reliance upon the Registration Statement and Prospectus the Company filed with the Securities and Exchange Commission (the “SEC”). The consolidated complaint alleges that Ooma and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On July 1, 2016 Ooma filed its answer to the complaint, and on August 26, 2016 Ooma filed a motion for judgment on the pleadings, and on January 5th, 2017, the Court issued an order in response to such motion, granting Ooma’s motion to dismiss the claims pursuant to Sections12(a)(2) and 15 of the Securities Act, with leave to amend, and denying Ooma’s motion to dismiss the claims pursuant to Section 11 of the Securities Act. The parties participated in a confidential mediation session on August 4, 2017 that did not result in a resolution of the Securities Litigation. On August 28, 2017 the plaintiffs filed a motion to amend the consolidated complaint. Ooma believes that the plaintiffs’ claims are without merit and is vigorously defending against the Securities Litigation.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Berks County Litigation

On January 21, 2016 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that Ooma must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016 the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to continue vigorously defending this lawsuit.

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

As of July 31, 2017, the Company had 780,068 shares available for future issuance.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board in July 2015 and 441,165 shares of common stock were initially authorized for future issuance. The number of authorized shares under the ESPP is subject to an annual increase. The Company’s Board approved an increase of 360,974 shares of common stock and 341,793 shares of common stock in the first quarter of fiscal 2018 and 2017, respectively. The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock (i) at the date of commencement of the offering period or (ii) at the last day of the purchase period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During the six month ended July 31, 2017, the ESPP purchase resulted in the issuance of 150,633 shares of common stock at a weighted average purchase price of $5.34 per share.

The Company recorded stock-based compensation related to the ESPP of $0.3 million and $0.3 million, respectively, for the three months ended July 31, 2017 and 2016, and $0.6 million and $0.5 million, respectively, for the six months ended July 31, 2017 and 2016.

Stock Options

The following table summarizes the Company’s stock option activities for the six months ended July 31, 2017:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance as of January 31, 2017	1,777,365	$5.74	7.0	$7,864
Options granted	119,250	10.20
Options exercised	(20,637)	4.04
Options canceled	(4,270)	6.55
Balance as of July 31, 2017	1,871,708	$6.04	6.7	$5,748
Vested and exercisable, July 31, 2017	1,309,266	$5.07	6.2	$4,958
Vested and expected to vest, July 31, 2017	1,871,708	$6.04	6.7	$5,748

The aggregate intrinsic value of options exercised for the three months ended July 31, 2017 and 2016 was $29,000 and $0.6 million, respectively, and $0.1 million and $1.0 million for the six months ended July 31, 2017 and 2016, respectively. The weighted-average grant date fair value of options granted during the six months ended July 31, 2017 was $4.81 per share.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Restricted Stock Units

The following table summarizes the Company’s RSUs activities for the six months ended July 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	1,859,196	$7.65	1.4	$17,941
RSUs granted	1,051,605	10.02
RSUs vested	(309,165)	7.33
RSUs canceled	(68,602)	8.38
Balance as of July 31, 2017	2,533,034	$8.65	1.4	$21,022

The number of RSUs vested includes shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld 56,750 and 0 shares of common stock for an aggregate amount of $0.5 million and $0 for six months ended July 31, 2017 and July 31, 2016 respectively. The Company classified such amount as financing cash outflows in the condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

Common Stock Warrants

During the second quarter ended July 31, 2017, 38,315 common warrants were exercised net of the respective exercise price per warrant to 19,144 shares of common stock. The remaining common warrants were terminated due to non-exercise per the terms of the warrant agreement. As of July 31, 2017, the Company did not have any outstanding warrants.

7. Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Total cost of revenue	$343	$243	$658	$478
Sales and marketing	496	355	1,016	681
Research and development	1,148	863	2,216	1,807
General and administrative	1,133	938	2,201	1,907
Total stock-based compensation expense	$3,120	$2,399	$6,091	$4,873

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Stock options	$598	$630	$1,190	$1,314
Restricted stock units	2,214	1,512	4,320	3,020
Employee stock purchase plan	308	257	581	539
Total stock-based compensation expense	$3,120	$2,399	$6,091	$4,873

As of July 31, 2017, there was $2.5 million, $18.1 million and $0.6 million of unrecognized share-based compensation expense, related to unvested stock option grants, RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.8 years, 3.0 years and 0.8 years, respectively.

Total outstanding non-employee stock options were 31,750 and 50,720 at July 31, 2017 and 2016, respectively. The total outstanding non-employee RSUs were 71,960 and 85,250 at July 31, 2017 and 2016, respectively.  The non-employee stock-based compensation expense for the stock options and RSUs was not material for any of the periods presented.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company did not grant any stock options during the six months ended July 31, 2016. During fiscal first quarter 2018, the fair value of employee stock options grants was estimated using the Black–Scholes model with the following assumptions:

Three and Six Months Ended July 31,
2017
Stock Options:
Expected volatility	47%
Expected term (in years)	6.1
Risk-free interest rate	2.1%
Dividend yield	— %

For the three and six months ended July 31, 2017 and 2016, the fair value of the Company’s employee stock purchase plan was estimated using the Black – Scholes model with the following assumptions:

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
ESPP:
Expected volatility	35%-41%	44%-50%	35%-41%	44%-50%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.9%-1.3%	0.5%-1.0%	0.9%-1.3%	0.5%-1.0%
Dividend yield	— %	— %	— %	— %

Early Exercise of Common Stock

During the three and six months ended July 31, 2017, the Company issued 11,491 shares and 23,520 shares of common stock following the exercise of common stock options prior to their vesting dates, or early exercises. The amounts received from all such early exercises is recorded in accrued expenses and other long-term liabilities on the consolidated balance sheets and reclassified to stockholders’ equity as the options vest. The unvested shares are subject to the Company’s repurchase right at the original purchase price, which lapses over the vesting term of the original option grant. As of July 31, 2017 and January 31, 2017, the aggregate proceeds from exercises of common stock options subject to repurchase recorded in accrued expenses and other long-term liabilities totaled $0.1 million and $0.1 million, respectively. During the three and six months ended July 31, 2017 no common stock options were early exercised prior to their vesting.

8. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended July 31, 2017 and 2016, respectively. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2017, the Company had unrecognized tax benefits of $2.1 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2017 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2017.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Numerator
Net loss	$(3,623)	$(3,340)	$(7,015)	$(7,296)
Denominator
Weighted-average common shares for basic and diluted net loss per share	18,360,560	17,280,985	18,246,457	17,180,671
Basic and diluted net loss per share	$(0.20)	$(0.19)	$(0.38)	$(0.42)

The following table sets forth the potential shares of common stock that were excluded from diluted weighted-average common shares outstanding:

	Three and Six Months Ended July 31,
	2017	2016
Options to purchase common stock	1,871,708	1,869,783
Employee stock purchase plan	311,854	304,400
Restricted stock units	2,533,034	2,353,850
Warrants to purchase common stock	—	97,931
Common stock subject to repurchase	30,301	79,053
Potential shares excluded from diluted net loss per share	4,746,897	4,705,017

10. Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million for each of the three months ended July 31, 2017 and 2016, respectively, and $0.2 million for each of the six months ended July 31, 2017 and 2016, respectively

11. Related Party Transaction

One of the Company’s board members is affiliated with a professional firm that provides public relations services to the Company. The Company incurred expenses of approximately $0.1 million for each of the three months ended July 31, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the six months ended July 31, 2017 and 2016, respectively for the services provided by the firm.

12. Subsequent Event

On August 15, 2017, the Company sold Business Promoter to Xedia Networks, Inc., a New Jersey corporation. The Company did not receive any cash proceeds from this transaction. The Company is entitled to receive a quarterly earnout for the next five years up to a maximum of $4.5 million. The earnout will be recorded as a reduction to its General and Administrative expense on its consolidated statement of operations.

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

Beginning with the first quarter of fiscal 2018, we modified our key business metrics to now include data related to our primary business which is Ooma Telo for residential customers and Ooma Office for small business customers. Additionally, we now refer to Ooma Office as our Small Business Solution (“Small Business”) and we may refer to them interchangeably.

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

Our total revenue increased from $25.5 million in the three months ended July 31, 2016 to $28.2 million in the three months ended July 31, 2017, representing 11% growth in total revenue. In the six months ended July 31, 2017, our total revenue increased to $55.8 million compared to $50.0 million in the six months ended July 31, 2016, representing 12% growth. We have continued to make investments in research and development, brand marketing and channel development, incurring net losses of $(3.6) million and $(3.3) million during the three months ended July 31, 2017 and 2016, respectively, and $(7.0) million and $(7.3) million during the six months ended July 31, 2017 and 2016, respectively.

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

Our core users as of July 31, 2017 and 2016 are approximately as follows:

	As of July 31,
	2017	2016
Core Users	895,000	803,000

Total core users increased 11% year over year primarily driven by growth in Ooma office users .

Annualized Exit Recurring Revenue

We believe that our annualized exit recurring revenue, or AERR, for our core users is an indicator of recurring subscription and services revenue for near-term future periods. Our AERR as of July 31, 2017 and 2016 is approximately as follows (in thousands):

	As of July 31,
	2017	2016
Annualized Exit Recurring Revenue	$92,452	$77,692

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

The Annual Net Dollar Subscription Retention Rate as of July 31, 2017 and 2016 is as follows:

	As of July 31,
	2017	2016
Annual Net Dollar Subscription Retention Rate	98%	102%

Net Dollar Subscription Retention Rate decreased year over year primarily due to an atypical increase in our average revenue per core user during the first half of fiscal 2017 which was not repeated in fiscal 2018.

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three and six months ended July 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(3,623)	$(3,340)	$(7,015)	$(7,296)
Reconciling items:
Interest and other (income) expense, net	(169)	(73)	(275)	(159)
Depreciation and amortization	494	387	962	734
Amortization of intangibles	81	85	164	182
Stock-based compensation and related taxes	3,146	2,399	6,164	4,873
Adjusted EBITDA	$(71)	$(542)	$—	$(1,666)

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

Subscription and services revenue. Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office, international calling plans, and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to increase as we continue to expand our core user base, driven primarily by growth in Ooma Office.

Product and other revenue. Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees for enabling them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to decrease on a year-over-year basis.

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

Results of Operations

The following table sets forth selected condensed consolidated statement of operations data for each of the periods indicated (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Subscription and services	$25,206	$22,417	$49,306	$43,907
Product and other	2,981	3,077	6,459	6,046
Total revenue	28,187	25,494	55,765	49,953
Cost of revenue:
Subscription and services	7,814	7,444	15,563	14,715
Product and other	3,792	3,501	7,588	7,040
Total cost of revenue (1)	11,606	10,945	23,151	21,755
Gross profit	16,581	14,549	32,614	28,198
Operating expenses:
Sales and marketing (1)	9,245	8,578	18,399	16,673
Research and development (1)	7,263	5,839	13,884	11,580
General and administrative (1)	3,865	3,545	7,621	7,400
Total operating expenses	20,373	17,962	39,904	35,653
Loss from operations	(3,792)	(3,413)	(7,290)	(7,455)
Interest income (expense), net	136	100	258	164
Other income (expense), net	33	(27)	17	(5)
Net loss	$(3,623)	$(3,340)	$(7,015)	$(7,296)
(1) Includes stock-based compensation and related taxes as follows (in thousands):
Stock-based compensation and related taxes:
Total cost of revenue	$348	$243	$670	$478
Sales and marketing	500	355	1,031	681
Research and development	1,158	863	2,244	1,807
General and administrative	1,140	938	2,219	1,907
Total	$3,146	$2,399	$6,164	$4,873

Comparison of the three and six months ended July 31, 2017 and 2016 (in thousands):

Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue:
Subscription and services	$25,206	$22,417	$2,789	12%	$49,306	$43,907	$5,399	12%
Product and other	2,981	3,077	(96)	-3%	6,459	6,046	413	7%
Total revenue	$28,187	$25,494	$2,693	11%	$55,765	$49,953	$5,812	12%

Percentage of revenue:
Subscription and services	89%	88%			88%	88%
Product and other	11%	12%			12%	12%
Total	100%	100%			100%	100%

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Our total revenue increased by $2.7 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $2.8 million, primarily due to a 11% growth in our core users, which increased to approximately 895,000 as of July 31, 2017 from approximately 803,000 core users as of July 31, 2016, offset in part due to a decline in revenue from Business Promoter and Talkatone.

Our product and other revenue decreased by $0.1 million during the three months ended July 31, 2017 as compared to the three months ended July 31, 2016, primarily due to decrease in Telo related sales, offset by higher Ooma office sales as well as sales of home security sensors.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

Our total revenue increased by $5.8 million primarily due to an increase in subscription and services revenue.

Our subscription and services revenue increased by $5.4 million, primarily due to a growth in our core users. Our average users increased by 11% for the six months ended July 31, 2017 as compared to the six months ended July 31, 2016, offset by a decline in revenue from both Business Promoter and Talkatone.

Our product and other revenue increased by $0.4 million during the six months ended July 31, 2017 as compared to the six months ended July 31, 2016. The increase was primarily due to an increase in sales of Ooma office as well as sale of home security sensors, a new product launched in fiscal 2018.

Cost of Revenues and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues:
Subscription and services	$7,814	$7,444	$370	5%	$15,563	$14,715	$848	6%
Product and other	3,792	3,501	291	8%	7,588	7,040	548	8%
Total cost of revenue	$11,606	$10,945	$661	6%	$23,151	$21,755	$1,396	6%
Gross profit:
Subscription and services	$17,392	$14,973	2,419	16%	$33,743	$29,192	4,551	16%
Product and other	(811)	(424)	(387)	91%	(1,129)	(994)	(135)	14%
Total gross profit	$16,581	$14,549	$2,032	14%	$32,614	$28,198	$4,416	16%
Gross margin:
Subscription and services	69%	67%			68%	66%
Product and other	(27%)	(14%)			(17%)	(16%)
Total gross margin	59%	57%			58%	56%

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Total gross margin increased to 59% for the three months ended July 31, 2017 from 57% for the three months ended July 31, 2016, driven by growth in subscription and services margin. The improvement in subscription and services revenue gross margin was primarily due to increase in revenue from Ooma Office and economies of scale as our subscriber base increased. Product and other revenue gross margin decreased from (14%) to (27%) due to higher period costs including freight costs and to a lesser extent due to lower average selling price of its products.

The total gross profit increased by $2.0 million for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016, due to an increase in subscription and services gross profit of $2.4 million and offset by an increase in product and other gross profit of $0.4 million.

The increase in cost of subscription and services revenue of $0.4 million was primarily due to an increase in credit card processing fees of $0.2 million driven by a growth in our core users, an increase in depreciation and facilities costs of $0.1 million and an increase in stock-based compensation of $0.1 million.

The increase in cost of product and other revenue of $0.3 million was primarily due to an increase in freight cost of $0.2 million for the three months ended July 31, 2017 as compared to the three months ended July 31, 2016.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

Total gross margin increased to 58% for the six months ended July 31, 2017 from 56% for the six months ended July 31, 2016 primarily due to a higher proportionate growth of subscription and services revenue as compared to product and other revenue, as subscription and services revenue carries higher gross margin. The increase in subscription and services revenue was driven by an increase in core users. The increase was offset in part due to ramp up of our investments in Small Business services.

The total gross profit increased by $4.4 million for the six months ended July 31, 2017 as compared to the six months ended July 31, 2016, due to an increase in subscription and services gross profit of $4.5 million, offset by a decrease in product and other gross profit of $0.1 million.

The increase in cost of subscription and services revenue of $0.8 million was primarily due to increase in credit card processing fees of $0.4 million due to growth in our core users. The increase in costs is also attributable to an increase in personnel and consultant costs of $0.2 million and an increase in depreciation and facilities costs of $0.2 million.

The increase in cost of product and other revenue of $0.5 million was primarily due an increase in freight cost of $0.3 million and an increase in cost of appliances sold of $0.2 million.

Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating expenses:
Sales and marketing	$9,245	$8,578	$667	8%	$18,399	$16,673	$1,726	10%
Research and development	7,263	5,839	1,424	24%	13,884	11,580	2,304	20%
General and administrative	3,865	3,545	320	9%	7,621	7,400	221	3%
Total operating expenses	$20,373	$17,962	$2,411	13%	$39,904	$35,653	$4,251	12%

Sales and Marketing

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Sales and marketing expenses increased by $0.7 million in the three months ended July 31, 2017 as compared to the three months ended July 31, 2016. The increase was primarily due to $2.0 million increase in personnel costs as well as commissions paid to resellers driven by growth in our business and offset by $1.3 million decrease in marketing activities.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

Sales and marketing expenses increased $1.7 million in the six months ended July 31, 2017 as compared to the six months ended July 31, 2016. The increase was primarily due to $2.7 million increase in commissions paid to resellers and other third parties driven by growth in our business, an increase in personnel and consultant costs of $0.9 million driven by increased headcount offset by $2.2 million in marketing activities.

Research and Development

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Research and development expenses increased by $1.4 million in the three months ended July 31, 2017 as compared to the three months ended July 31, 2016. The increase was due to $1.0 million increase in personnel and consultant costs driven by increased headcount, an increase in stock-based compensation of $0.3 million and an increase in depreciation and facilities costs of $0.1 million.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

Research and development expenses increased $2.3 million in the six months ended July 31, 2017 as compared to the six months ended July 31, 2016. The increase was primarily due to $1.5 million increase in personnel and consultant costs driven by increased headcount, an increase in stock-based compensation of $0.4 million and an increase in depreciation and facilities costs of $0.2 million.

General and Administrative

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

General and administrative expenses increased by $0.3 million in the three months ended July 31, 2017 as compared to the three months ended July 31, 2016. The increase was primarily due to $0.2 million increase in personnel and consultant costs, an increase stock-based compensation of $0.2 million driven by increased headcount offset by decrease in legal expense of $0.1 million.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

General and administrative expenses increased $0.2 million in the six months ended July 31, 2017 as compared to the six months ended July 31, 2016. The increase was primarily due to $0.3 million increase in personnel and consultant costs driven by increased headcount, an increase in stock-based compensation of $0.3 million offset by decrease in legal expenses of $0.4 million.

Other Income (Expense), net

	Three Months Ended July 31,				Six Months Ended July 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income (expense):
Interest income, net	$136	$100	$36	*NM	$258	$164	$94	*NM
Other income (expense), net	33	(27)	60	*NM	17	(5)	22	*NM
Total other income	$169	$73	$96	*NM	$275	$159	$116	*NM

*	Percentage is not meaningful

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Other income (expense), net increased by $0.1 million in the three months ended July 31, 2017 as compared to the three months ended July 31, 2016, due to an increase in interest and other income from our short-term investments.

Six Months Ended July 31, 2017 Compared to Six Months Ended July 31, 2016

Other income increased by $0.1 million in the six months ended July 31, 2017 as compared to the six months ended July 31, 2016, primarily due to an increase in interest income from our short-term investments.

Liquidity and Capital Resources

As of July 31, 2017, we had $53.8 million of cash and cash equivalents and short-term investments. To date we have funded our operations primarily through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended July 31,
	2017	2016
Net cash provided by (used in) operating activities	$1,432	$(584)
Net cash provided by (used in) investing activities	4,626	(20,179)
Net cash provided by financing activities	385	62
Net increase (decrease) in cash and cash equivalents	$6,443	$(20,701)

Net Cash Provided by (Used in) Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended July 31,
	2017	2016
Net Loss	$(7,015)	$(7,296)
Add back non-cash charges	7,350	5,874
Net income (loss) before non-cash charges	335	(1,422)
(Increase) decrease in inventories	(1,001)	447
Decrease (increase) in deferred inventory costs	424	(24)
Increase (decrease) in accounts payable and accrued expenses	1,049	(1,087)
Decrease in accounts receivable	456	1,131
Increase in deferred revenue	37	176
Others	132	195
Net cash provided by (used in) operating activities	$1,432	$(584)

For the six months ended July 31, 2017, our net loss of $7.0 million included non-cash charges of $7.4 million primarily related to $6.1 million of stock-based compensation and $1.3 million of depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2017 included:

•	an increase of $1.0 million in our raw materials and finished goods inventory to scale our business, including expansion of the home security sensors
•	a decrease of $0.4 million in deferred inventory costs due to lower inventory levels at channel partners
•	a net increase of $1.0 million in accounts payable and accrued liabilities due to the timing of payments
•	a decrease of $0.5 million in accounts receivable primarily due to the timing of billings and collections

For the six months ended July 31, 2016, our net loss of $7.3 million included non-cash charges of $5.9 million primarily related to $4.9 million of stock-based compensation and $1.0 million of depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2016 included:

•	a decrease of $0.4 million in inventory primarily due to usage of raw material and finished goods
•	an increase of $0.2 million in deferred revenue was primarily due to higher inventory levels at channel partners
•	a net decrease of $1.1 million of accounts payable and accrued liabilities due the timing of payments
•	a decrease of $1.1 million in accounts receivable primarily due to the timing of billings to our channel partners

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

For the six months ended July 31, 2017, cash provided by investing activities was $4.6 million, which consisted of proceeds of $26.2 million from maturity and sale of short-term investments, offset by $20.5 million used for purchases of short-term investments and $1.1 million used for purchases of property and equipment.

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

During the six months ended July 31, 2017, cash provided by financing activities was $0.4 million, which consisted of proceeds of $0.9 million from issuance of common stock related to our employee stock purchase plan and the exercise of options, offset by payment of $0.5 million related to shares repurchased for tax withholdings on vesting of restricted stock units.

During the six months ended July 31, 2016, financing activities provided $0.1 million of cash, which consisted of cash proceeds of $0.8million from the issuance of common stock under our employee stock purchase plan and the exercise of options, offset by repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out.

Contractual Obligations and Commitments

Set forth below is information concerning our contractual commitments and obligations as of July 31, 2017 (in thousands):

		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Operating lease obligations	$623	$577	$43	$3
Total	$623	$577	$43	$3

The contractual commitment amounts in the table above are associated with enforceable and legally binding agreements.

As of July 31, 2017, non-cancelable purchase commitments with our contract manufacturers were $2.8 million.

As of July 31, 2017, we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the six months ended July 31, 2017 and 2016, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.8 million and $53.2 million as of July 31, 2017 and January 31, 2017, respectively. Our cash and cash equivalents are mainly held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2017 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Oregon Litigation

On August 30, 2016 the Oregon Department of Revenue (the “DOR”) issued tax assessments against us for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016 we filed a complaint in the Oregon Tax Court, asserting that the Assessments against us is in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2017, the DOR filed an answer to the Complaint, and during April of 2017 we voluntarily participated in an informal discovery process by providing certain information and documents to the DOR. We believe that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since we have no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. We will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not reasonably estimable.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016 we filed our answer, affirmative defenses and counterclaims, on August 2, 2016 we filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted our motion to transfer the case. District Court Judge Jeffrey S. White of the Northern District of California set the initial case management conference for July 28, 2017. On June 8, 2017 we filed a motion with the United States Patent Trial and Appeal Board for inter partes review of the Deep Green Wireless Patent. Based upon our investigation, we do not believe that our products infringe any valid or enforceable claim of the aforementioned patent, and we plan to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not reasonably estimable.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against us, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016 all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus we filed with the Securities and Exchange Commission (the “SEC”). The consolidated complaint alleges that we and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On July 1, 2016 we filed our answer to the complaint, on August 26, 2016 we filed a motion for judgment on the pleadings, and on January 5th, 2017, the Court issued an order in response to such motion, granting our motion to dismiss the claims pursuant to Sections12(a)(2) and 15 of the Securities Act, with leave to amend, and denying our motion to dismiss the claims pursuant to Section 11 of the Securities Act. The parties participated in a confidential mediation session on August 4, 2017 that did not result in a resolution of the Securities Litigation. On August 28, 2017 the plaintiffs filed a motion to amend the consolidated complaint. We believes that the plaintiffs’ claims are without merit and we are vigorously defending against the Securities Litigation and will continue to do so. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources.  Based on our current knowledge, we have determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Securities Litigation is not reasonably estimable.

Berks County Litigation

On January 21, 2016 the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that we must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016 the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. We intend to continue vigorously defending this lawsuit. However, litigation is unpredictable and there can be no assurances that we will obtain a favorable final outcome or that we will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of our defense and could result in substantial costs and diversion of resources. Based on our current knowledge, we have determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Berks County Litigation is not reasonably estimable.

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

Other than the Oregon Tax litigation, Deep Green Wireless Litigation, Securities Litigation and Berks County Litigation, we currently are not a party to any material litigation or other proceedings, and as of July 31, 2017, we did not have any material accrued liabilities recorded for loss contingencies in the condensed consolidated financial statements.

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

Our customers may terminate their subscriptions for our service at any time without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

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

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., ShoreTel, Inc. and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) large internet companies, such as Google and its free calling service, Google Voice, and the Google Home personal assistant device, for which Google recently launched a free outbound calling service, and Amazon and its Alexa platform and Alexa free in network calling service. All of these companies currently or may in the future host their solutions through the cloud. In addition, as we expand our connected services, we face competition from internet security companies and home automation companies.

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

We have incurred substantial net losses since our inception, incurred substantial net losses since our inception, including net losses of approximately $3.6 million and $3.3 million for the three months ended July 31, 2017 and 2016, respectively, and $7.0 million and $7.3 million for the six months ended July 31, 2017 and 2016, respectively. We had an accumulated deficit of $84.8 million as of July 31, 2017. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we may incur additional accounting, legal and other expenses.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 71% of our revenue from Ooma Telo for the six months ended July 31, 2017. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. Our intellectual property portfolio includes 16 issued U.S. patents, which we expect to expire between 2028 and 2035. We also have 12 patent applications pending for examination in the U.S. and five patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At July 31, 2017, we had 18,461,549 shares of common stock outstanding of which 16,824,320 shares were freely tradable.

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

Ooma, Inc.
Date: September 7, 2017	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)