Form 10-Q
period 2017-10-31
OOMA INC
filed 2017-12-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-37493

Ooma, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	06-1713274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Almanor Avenue, Suite 200, Sunnyvale, California 94085

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

As of November 30, 2017, there were 18,986,578 shares of the registrant’s common stock outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	October 31,	January 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$4,947	$3,990
Short-term investments	48,574	49,211
Accounts receivable, net	3,542	4,714
Inventories	6,216	5,830
Deferred inventory costs	1,132	1,620
Prepaid expenses and other current assets	3,118	1,891
Total current assets	67,529	67,256
Property and equipment, net	4,527	4,176
Intangible assets, net	293	537
Goodwill	1,117	1,117
Other assets	284	252
Total assets	$73,750	$73,338
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,206	$5,857
Accrued expenses	12,967	11,579
Deferred revenue	15,812	15,521
Total current liabilities	34,985	32,957
Other liabilities	507	561
Total liabilities	35,492	33,518
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding.	—	—
Common stock $0.0001 par value: 100,000,000 shares authorized; 18,979,480 and 17,995,555 shares issued and outstanding on October 31, 2017 and January 31, 2017, respectively.	2	2
Additional paid-in capital	126,296	117,639
Accumulated other comprehensive loss	(36)	(11)
Accumulated deficit	(88,004)	(77,810)
Total stockholders’ equity	38,258	39,820
Total liabilities and stockholders’ equity	$73,750	$73,338

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Revenue:
Subscription and services	$25,524	$23,179	$74,830	$67,086
Product and other	2,981	3,828	9,440	9,874
Total revenue	28,505	27,007	84,270	76,960

Cost of revenue:
Subscription and services	7,613	7,388	23,176	22,103
Product and other	3,726	4,276	11,314	11,316
Total cost of revenue	11,339	11,664	34,490	33,419
Gross profit	17,166	15,343	49,780	43,541

Operating expenses:
Sales and marketing	9,127	8,302	27,526	24,975
Research and development	7,476	6,244	21,360	17,824
General and administrative	3,890	3,705	11,511	11,105
Total operating expenses	20,493	18,251	60,397	53,904
Loss from operations	(3,327)	(2,908)	(10,617)	(10,363)
Other income (expense):
Interest income, net	160	95	418	259
Other (expense) income, net	(12)	(8)	5	(13)
Net loss	$(3,179)	$(2,821)	$(10,194)	$(10,117)

Net loss per share of common stock:
Basic and diluted	$(0.17)	$(0.16)	$(0.55)	$(0.58)
Weighted-average number of shares used in per share amounts:
Basic and diluted	18,725,286	17,648,251	18,407,817	17,337,682

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016
Net loss	$(3,179)	$(2,821)	$(10,194)	$(10,117)
Other comprehensive (loss) income:
Unrealized (loss) gain on short-term investments	(16)	(24)	(25)	1
Comprehensive loss	$(3,195)	$(2,845)	$(10,219)	$(10,116)

See notes to condensed consolidated financial statements

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,194)	$(10,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,726	7,243
Depreciation and amortization	1,604	1,320
Amortization of intangible assets	244	265
Other non-cash expense, net	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	1,172	743
Inventories	(386)	419
Deferred inventory costs	488	570
Prepaid expenses and other assets	(1,233)	(99)
Accounts payable and other liabilities	1,707	(813)
Deferred revenue	251	296
Net cash provided by (used in) operating activities	2,379	(176)
Cash flows from investing activities:
Purchases of short-term investments	(38,898)	(44,178)
Proceeds from maturity of short-term investments	37,977	20,650
Proceeds from sale of short-term investments	1,350	4,366
Purchases of property and equipment	(1,747)	(1,146)
Net cash used in investing activities	(1,318)	(20,308)
Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,973)	(1,340)
Proceeds from issuance of common stock related to employee stock benefit plans	1,869	1,447
Repayment of debt related to capital leases	—	(628)
Payment of acquisition related earn-out	—	(100)
Net cash used in financing activities	(104)	(621)
Net increase (decrease) in cash and cash equivalents	957	(21,105)
Cash and cash equivalents at beginning of period	3,990	27,413
Cash and cash equivalents at end of period	$4,947	$6,308

See notes to condensed consolidated financial statements

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Description of Business and Significant Accounting Policies

Ooma, Inc. (the “Company”), founded in 2003, is a leading provider of innovative communications solutions and other connected services to small business, home, and mobile users. The Company’s unique hybrid Software-as-a-Service (“SaaS”) platform, consisting of its proprietary cloud, on-premises appliances, mobile applications and end-point devices, provides the connectivity and functionality that enables solutions. The Company’s communications solutions deliver its proprietary high-definition voice quality, advanced features and integration with mobile devices, at extremely competitive pricing and value. The Company’s platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. The Company’s platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security and networking infrastructure applications to its users.

In November 2017, the Company relocated its corporate headquarters from Palo Alto, California to Sunnyvale, California.

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2018 and fiscal 2017 refer to the fiscal year ending January 31, 2018 and the fiscal year ended January 31, 2017, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, including the allowance for product returns, inventory valuation, valuation of goodwill and intangible assets, regulatory fees and indirect tax accruals, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

Concentration of Risk

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	October 31,	January 31,
	2017	2017
Customer A	*	11%

*	Represented less than 10% of accounts receivable, net at the end of respective periods.

No single customer exceeded 10% of total revenue during the three and nine months ended October 31, 2017 and 2016.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Sale of Business Promoter

On August 15, 2017, the Company completed the sale of its Business Promoter service to Xedia Networks, Inc. The Company divested Business Promoter to concentrate on its core businesses, Ooma Office and Ooma Telo. The Company did not receive any cash proceeds nor did it recognize any losses or gains from this transaction. The Company is entitled to receive a quarterly earn-out for the next five years up to a maximum of $4.5 million, which will be recorded as a reduction to general and administrative expense in the Company’s consolidated statement of operations. For the third quarter of fiscal 2018, the earn-out recorded by the Company was not material.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies as described in its Annual Report on Form 10-K for the year ended January 31, 2017.

Recently Adopted Accounting Standards

Going Concern.  The Company adopted ASU 2014-15 (ASC 205), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern in the first quarter of fiscal 2018. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Stock Compensation.  The Company early adopted ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting in the third quarter of fiscal 2018. The updated standard provides guidance on the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting under Topic 718. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

Goodwill.  In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2023. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, absent any goodwill impairment.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that requires assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company in the first quarter of fiscal 2020, and requires adoption using a modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Revenue Recognition

Background. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which provides guidance on the recognition of costs related to obtain customer contracts, including sales commissions. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the “new standard.” The new standard must be adopted by the Company in its fiscal year beginning February 1, 2018.

The Company is continuing to evaluate the full impact that the new standard will have on its consolidated financial statements, as discussed below, and believes it is on schedule to conclude its evaluation upon adoption in the first quarter of fiscal 2019. The Company is also in the process of implementing the necessary changes to its accounting policies, processes and internal controls to support the requirements of the new standard.

Method of adoption. The Company preliminarily plans to adopt this standard using the full retrospective basis to restate each prior reporting period presented. However, the Company has not yet made a final decision and its ability to adopt  using the full retrospective method is dependent upon system readiness for both revenue and commissions and the completion of the analysis of information necessary to restate prior period financial statements.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Expected effect on the consolidated financial statements. The new standard will significantly impact the way the Company recognizes its product revenue for sales made through its channel partners, which is currently recognized upon resale by the partners to the end customers (sell-through basis). Upon adoption of the new standard, this practice will change to recognition of revenue upon the initial sale to the partners (sell-in basis). In addition, certain sales incentives will need to be estimated as a reduction to the transaction price at the time product is shipped. The Company has not yet determined whether the impact on revenues will be material for its adjusted consolidated statements of operations or for future periods.

The commission accounting under the new standard is significantly different than the Company's current policy. The Company expects to capitalize a significant portion of its sales commissions and other incremental costs to acquire customers, which have historically been expensed as incurred, resulting in a material increase in deferred costs recognized on the consolidated balance sheet. Such capitalized costs will be amortized on a systematic basis over the estimated customer life, which the Company is currently evaluating based on both qualitative and quantitative factors, such as product life cycles and customer attrition. The Company’s final conclusion on the amortization period will affect the classification and magnitude of the deferred costs at each reporting period.

The Company does not expect the new standard will have any impact on its net cash provided by or used in operating, investing and financing activities in the consolidated statements of cash flows.

Note 2: Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The inputs used in the valuation methodologies in measuring fair value are defined in the fair value hierarchy as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Observable prices that are based on inputs not quoted in active markets, but are corroborated by market data.

Level 3: Unobservable inputs that are supported by little or no market activity

As of October 31, 2017 and January 31, 2017, the Company did not have any financial assets or liabilities classified as Level 3. There were no transfers of financial assets between levels during the nine months ended October 31, 2017 and 2016.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	As of October 31, 2017			As of January 31, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$559	$—	$559	$951	$—	$951
Commercial paper	—	1,398	1,398	—	—	—
U.S. agency securities	—	—	—	—	—	—
Total cash equivalents	$559	$1,398	$1,957	$951	$—	$951
Cash			2,990			3,039
Total cash and cash equivalents			$4,947			$3,990

Short-term investments:
U.S. government securities	$19,602	$—	$19,602	$17,798	$—	$17,798
Corporate debt securities	—	19,436	19,436	—	18,436	18,436
Commercial paper	—	5,912	5,912	—	5,386	5,386
U.S. agency securities	—	2,744	2,744	—	5,777	5,777
Asset-backed securities	—	880	880	—	1,814	1,814
Total short-term investments	$19,602	$28,972	$48,574	$17,798	$31,413	$49,211

The carrying value of the Company’s accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to short maturities.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3: Short-term Investments

Short-term investments consisted of the following (in thousands):

	As of October 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$19,621	$(20)	$1	$19,602
Commercial paper	19,450	(14)	—	19,436
U.S. agency securities	5,912	—	—	5,912
U.S. government securities	2,746	(2)	—	2,744
Asset-backed securities	880	—	—	880
Total short-term investments	$48,609	$(36)	$1	$48,574

	As of January 31, 2017
	Amortized Cost	Unrealized Losses	Unrealized Gains	Fair Value
Corporate debt securities	$18,455	$(20)	$1	$18,436
Commercial paper	5,386	—	—	5,386
U.S. agency securities	5,774	—	3	5,777
U.S. government securities	17,793	(2)	7	17,798
Asset-backed securities	1,814	—	—	1,814
Total short-term investments	$49,222	$(22)	$11	$49,211

The gross realized gains and losses related to the Company’s short-term investments were not material for the three and nine months ended October 31, 2017 and 2016, respectively.

As of October 31, 2017 and January 31, 2017, unrealized losses associated with short-term investments in an unrealized loss position were not material. The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary.  The Company determined there were no investments in its portfolio that were other-than-temporarily impaired. The Company does not intend to sell any of these investments, and it is not more likely than not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

The cost basis and fair value of short-term investments by contractual maturity were as follows (in thousands):

	As of October 31, 2017		As of January 31, 2017
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$40,441	$40,419	$44,806	$44,794
Over one year and less than two years	8,168	8,155	4,416	4,417
Total	$48,609	$48,574	$49,222	$49,211

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31,	January 31,
	2017	2017
Finished goods	$5,387	$4,847
Raw material	829	983
Total inventory	$6,216	$5,830

Deferred revenue

	As of
	October 31,	January 31,
	2017	2017
Deferred revenue:
Subscription and services	$14,670	$13,770
Product and other	1,610	2,260
Total deferred revenue	16,280	16,030
Less: current portion of deferred revenue	15,812	15,521
Deferred revenue, noncurrent portion included in other liabilities	$468	$509

Accrued expenses

	As of
	October 31,	January 31,
	2017	2017
Accrued regulatory fees and taxes	$5,377	$4,315
Accrued payroll and related expenses	3,989	4,546
Accrued professional services	1,197	1,007
Accrued other expenses	2,404	1,711
Total accrued expenses	$12,967	$11,579

Note 5: Commitments and Contingencies

Leases and purchase commitments

The Company leases its facilities under long-term operating leases, which expire at various dates through February 2023. As of October 31, 2017, total future minimum lease payments under non-cancelable operating leases were $4.5 million.

Rent expense was $1.2 million and $1.6 million for the nine months ended October 31, 2017 and 2016, respectively.

As of October 31, 2017, non-cancelable purchase commitments were $1.9 million.

Legal proceedings

In addition to the litigation matters described below, from time to time, the Company may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees, the Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred.

Other than the Oregon Tax litigation, Deep Green Wireless Litigation, Securities Litigation and Berks County Litigation, the Company is currently not a party to any material litigation or other proceedings, and as of October 31, 2017, the Company did not have any material accrued liabilities recorded for loss contingencies in its condensed consolidated financial statements.

Oregon Tax Litigation

On August 30, 2016, the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016, the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against the Company is in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2017, the DOR filed an answer to the Complaint, and during April 2017, the Company voluntarily participated in an informal discovery process by providing certain information and documents to the DOR. The Company filed a motion for summary judgment on September 29, 2017. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.  Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not estimable.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016, the Company filed its answer, affirmative defenses and counterclaims, on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted the Company’s motion to transfer the case. District Court Judge Jeffrey S. White of the Northern District of California set the initial case management conference for July 28, 2017. On June 8, 2017, the Company filed a motion with the United States Patent Trial and Appeal Board for inter partes review of the Deep Green Wireless Patent. Based upon the Company’s investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and the Company plans to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources. Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against the Company, certain of its officers and directors, and certain of the underwriters of our Initial Public Offering on July 17, 2015 (the “IPO”). Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016, all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus the Company filed with the SEC. The consolidated complaint alleges that the Company and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”)

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On July 1, 2016, the Company filed its answer to the complaint, on August 26, 2016 the Company filed a motion for judgment on the pleadings, and on January 5, 2017, the Court issued an order in response to such motion, granting the Company’s motion to dismiss the claims pursuant to Sections12(a)(2) and 15 of the Securities Act, with leave to amend, and denying the Company’s motion to dismiss the claims pursuant to Section 11 of the Securities Act. The parties participated in a confidential mediation session on August 4, 2017 that did not result in a resolution of the Securities Litigation. On August 28, 2017, the plaintiffs filed a motion to amend the consolidated complaint, which, among other things, added back in the original claims based on Sections 12(a)(2) and 15 of the Securities Act (The “Section 12 and 15 Claims”). On November 29, 2017, the court dismissed the Section 12 and 15 Claims with prejudice, but denied the Company’s motions to (a) dismiss the amended consolidated case on grounds that state courts lack subject matter jurisdiction to hear federal securities class action claims, and (b) to stay the case pending the United States Supreme Court’s decision in Cyan v. Beaver Cnty. Emp. Ret.‘ Fund, which takes up the same issue of subject matter jurisdiction. The Company believes the plaintiffs’ claims are without merit and the Company is vigorously defending against the Securities Litigation and will continue to do so. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.  Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Securities Litigation is not estimable.

Berks County Litigation

On January 21, 2016, the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act, 35 Pa.C.S.A. §5301 et seq. (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that the Company must comply with the PA 911 Act, compensatory and punitive damages, attorneys’ fees and costs, equitable and/or injunctive relief and such other relief as the court may deem proper. On May 17, 2016, the court issued an order overruling the defendants’ joint preliminary objections, which are, in essence, the Pennsylvania equivalent of a motion to dismiss. Notwithstanding such adverse order, the Company believes that the Commerce Clause of the United States Constitution bars the application of the PA 911 Act to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania, and therefore the plaintiff’s claims are without merit. The Company intends to continue vigorously defending this lawsuit. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.  Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Berks County Litigation is not estimable.

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

Note 6: Stockholders’ Equity

2015 Equity Incentive Plan (“2015 Plan”)

The Company’s 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The maximum aggregate number of shares that may be issued under the 2015 Plan is approximately 6.7 million.

Employee Stock Purchase Plan

The Company’s 2015 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. Under the ESPP, employees purchased 0.3 million shares of common stock during the nine months ended October 31, 2017 at a weighted average purchase price of $5.48 per share.

Stock Options

The following table summarizes the Company’s stock option activities for the nine months ended October 31, 2017:

	Options Outstanding
	Number of		Weighted
	Shares	Weighted	Average	Aggregate
	Underlying	Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual Term	Value
	Options	Price	(Years)	(in thousands)
Balance as of January 31, 2017	1,777,365	$5.74	7.0	$7,864
Options granted	122,750	10.21
Options exercised	(59,819)	4.19
Options canceled	(27,406)	5.89
Balance as of October 31, 2017	1,812,890	$6.09	6.5	$8,729
Vested and exercisable, October 31, 2017	1,405,829	$5.31	6.1	$7,760
Vested and expected to vest, October 31, 2017	1,812,890	$6.09	6.5	$8,729

The aggregate intrinsic value of options exercised was $0.3 million and $1.3 million for the nine months ended October 31, 2017 and 2016, respectively. The weighted-average grant date fair value of options granted during the nine months ended October 31, 2017 was $4.81 per share.

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the nine months ended October 31, 2017, the Company issued approximately 35,000 shares of common stock following the exercise of employee stock options prior to their vesting dates (or “early exercises”). The amounts received from early exercises are initially recorded as a liability and reclassified to stockholders’ equity as the options vest. Unvested shares are subject to the Company’s right to repurchase at the original purchase price, which lapses over the vesting term of the original option grant. As of October 31, 2017 and January 31, 2017, the Company recorded $0.1 million as a liability for proceeds from early exercises. During the nine months ended October 31, 2017 no common stock options were exercised prior to their vesting dates.

Restricted Stock Units

The following table summarizes the Company’s RSUs activities for the nine months ended October 31, 2017:

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2017	1,859,196	$7.65	1.4	$17,941
RSUs granted	1,111,605	10.04
RSUs vested	(780,104)	8.57
RSUs canceled	(143,561)	6.52
Balance as of October 31, 2017	2,047,136	$8.68	1.4	$21,492

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $2.0 million and $1.3 million for the nine months ended October 31, 2017 and 2016, respectively, which were classified as financing cash outflows in the condensed consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

Common Stock Warrants

For the nine months ended October 31, 2017, 38,315 common warrants were exercised net of the respective exercise price per warrant to purchase 19,144 shares of common stock. The remaining common warrants were terminated in the second quarter of fiscal 2018 due to non-exercise per the terms of the warrant agreement. As of October 31, 2017, the Company did not have any outstanding warrants.

Note 7: Stock-Based Compensation

The total stock-based compensation the Company recognized for stock-based awards in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Total cost of revenue	$251	$264	$909	$742
Sales and marketing	390	348	1,406	1,029
Research and development	1,005	873	3,221	2,680
General and administrative	989	885	3,190	2,792
Total stock-based compensation	$2,635	$2,370	$8,726	$7,243

The following table presents stock-based compensation expense by award-type (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Stock options	$580	$563	$1,770	$1,877
Restricted stock units	1,848	1,594	6,168	4,614
Employee stock purchase plan	207	213	788	752
Total stock-based compensation	$2,635	$2,370	$8,726	$7,243

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 31, 2017, there was $1.7 million, $16.1 million and $0.5 million of unrecognized share-based compensation expense, related to unvested stock option grants, RSUs and ESPP, respectively, which will be recognized on a straight-line basis over the remaining weighted-average vesting periods of approximately 1.7 years, 2.8 years and 0.7 years, respectively.

The fair value of employee stock options granted was estimated using the Black–Scholes model with the following assumptions:

Three and Nine Months Ended
October 31, 2017
Stock Options:
Expected volatility	47%
Expected term (in years)	6.1
Risk-free interest rate	1.8%-2.1%
Dividend yield	— %

No employee stock options were granted during the nine months ended October 31, 2016. The fair value of ESPP was estimated using the Black–Scholes model with the following assumptions:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
ESPP:
Expected volatility	35%-41%	37%-44%	35%-41%	37%-50%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.9%-1.4%	0.5%-0.7%	0.9%-1.4%	0.5%-1.0%
Dividend yield	— %	— %	— %	— %

Note 8: Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended October 31, 2017 and 2016, respectively. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of October 31, 2017, the Company had unrecognized tax benefits of $2.5 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2017 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2017.

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

Note 9: Basic and Diluted Net Loss Per Share

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Numerator
Net loss	$(3,179)	$(2,821)	$(10,194)	$(10,117)
Denominator
Weighted-average common shares	18,725,286	17,648,251	18,407,817	17,337,682
Basic and diluted net loss per share	$(0.17)	$(0.16)	$(0.55)	$(0.58)

The following potentially dilutive common shares were excluded from diluted weighted-average common shares outstanding as the effect would have been anti-dilutive:

	Three and Nine Months Ended October 31,
	2017	2016
Options to purchase common stock	1,812,890	1,796,127
Employee stock purchase plan	274,339	339,543
Restricted stock units	2,047,136	1,901,233
Warrants to purchase common stock	—	97,931
Common stock subject to repurchase	18,812	66,439
Potential shares excluded from diluted net loss per share	4,153,177	4,201,273

Note 10: Defined Contribution Plans

The Company’s contributions to the 401(k) defined contribution plan, which are expensed immediately as compensation costs, were $0.1 million for each of the three months ended October 31, 2017 and 2016, respectively, and $0.4 million and $0.3 million for the nine months ended October 31, 2017 and 2016, respectively.

Note 11: Related Party Transaction

One of the Company’s board members is affiliated with a professional firm that provides public relations services to the Company. The Company incurred expenses of approximately $0.1 million for each of the three months ended October 31, 2017 and 2016, respectively, and $0.1 million and $0.3 million for the nine months ended October 31, 2017 and 2016, respectively, for the services provided by the firm.

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

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the section titled “Risk Factors” included under Part II, Item 1 A below, including but not limited to: (i) the extent to which we are successful in gaining new customers and retaining existing ones; (ii) the incidence of service outages that could harm our reputation and impair our ability to sell our services; (iii) developments and changes in laws and regulations, including increased regulation of the internet telecommunications industry through legislative action and revised rules and standards applied by the Federal Communications Commission; and (iv) disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods and earthquakes or man-made or other disruptions of our operating systems, structures or equipment. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of innovative communications solutions and other connected services to small business, residential and mobile users. Our unique hybrid SaaS platform, consisting of our proprietary cloud, on-premise appliances, mobile applications and end-point devices, provides the connectivity and functionality that power our solutions. Our communications solutions deliver our proprietary HD voice quality, advanced features and integration with mobile devices at competitive pricing and value. Our platform helps create smart workplaces and homes by providing value-added communications and other connected services and by integrating end-point devices to enable the Internet of Things. Our platform and solutions have the power to provide communications, productivity, automation, monitoring, safety, security and networking infrastructure applications to our users.

Beginning with the first quarter of fiscal 2018, we modified our key business metrics to focus on data related to our primary business which is Ooma Telo for residential customers and Ooma Office for small business customers. Additionally, we now refer to Ooma Office as our Small Business Solution (“Small Business”) and we may refer to them interchangeably. Accordingly, our key business metrics below for core users, annualized exit recurring revenue and annual net dollar subscription retention rate reflect this change and exclude Business Promoter users and revenue for all periods presented.

We drive the adoption of our platform by providing communications solutions to the large and growing markets for small business, residential and mobile users and then accelerate growth by offering new and innovative connected services to our user base. Our Small Business and residential customers adopt our platform by purchasing our on-premise appliances, connecting the appliance to the internet and activating services, for which they primarily pay on a monthly basis. Our communications solutions are distinguished by the combination of our proprietary HD voice quality, value, an advanced feature set enhanced by a number of end-point devices and integration with mobile devices. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

We generate our subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services. We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service.

In August 2017, we completed the sale of our Business Promoter service to Xedia Networks, Inc. in order to concentrate on our core businesses, Ooma Office and Ooma Telo. We did not receive any cash proceeds nor did we recognize any losses or gains from this transaction. We are entitled to receive a quarterly earn-out for the next five years up to a maximum of $4.5 million, which will be recorded as a reduction to general and administrative expense in our consolidated statement of operations. The earn-out we received in the third quarter of fiscal 2018 was not material.

Financial Highlights

Our total revenue increased to $28.5 million in the three months ended October 31, 2017 from $27.0 million in the comparable prior year period, representing 6% growth in total revenue. In the nine months ended October 31, 2017, our total revenue increased to $84.3 million from $77.0 million in the comparable prior year period, representing 9% growth. We have continued to make investments in research and development, as well as brand marketing and channel development, incurring net losses of $3.2 million and $2.8 million during the three months ended October 31, 2017 and 2016, respectively, and net losses of $10.2 million and $10.1 million during the nine months ended October 31, 2017 and 2016, respectively. We generated positive operating cash flow of $0.9 million and $2.4 million in the three and nine months ended October 31, 2017, respectively.

Key Business Metrics

We review the key metrics below to evaluate our primary business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Beginning with the first quarter of fiscal 2018, our key business metrics for core users, annualized exit recurring revenue and annual net dollar subscription retention rate exclude Business Promoter data as it is not part of our primary cloud communications business. We believe that this change enables us to better evaluate the performance of our primary cloud communications business in a given period compared to those in prior and future periods.

Core Users

We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of residential user accounts and office user extensions. Core users as of October 31, 2017 and 2016 were approximately as follows:

	As of October 31,
	2017	2016
Core Users	914,000	833,000

Total core users increased 10% year-over-year, which was primarily driven by growth in both residential and small business users.

Annualized Exit Recurring Revenue (AERR)

We believe that AERR for our core users is an indicator of recurring subscription and services revenue for near-term future periods. AERR as of October 31, 2017 and 2016 were approximately as follows (in thousands):

	As of October 31,
	2017	2016
Annualized Exit Recurring Revenue	$96,790	$81,361

AERR increased year-over-year primarily due to an increase in our core users and an increase in our average revenue per core user year-over-year.

Annual Net Dollar Subscription Retention Rate

We believe that our annual net dollar subscription retention rate for our core users provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Annual Net Dollar Subscription Retention Rate as of October 31, 2017 and 2016 were as follows:

	As of October 31,
	2017	2016
Annual Net Dollar Subscription Retention Rate	99%	98%

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of the operating performance of the Company, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe that this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors.

Adjusted EBITDA represents net loss before interest and other income, depreciation and amortization, and stock-based compensation and related taxes. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to operate our business;
•	Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest and other income; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for the three and nine months ended October 31, 2017 and 2016 as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(3,179)	$(2,821)	$(10,194)	$(10,117)
Reconciling items:
Interest and other income, net	(148)	(87)	(423)	(246)
Depreciation and amortization	484	459	1,446	1,193
Amortization of intangibles	80	83	244	265
Stock-based compensation and related taxes	2,722	2,447	8,886	7,320
Adjusted EBITDA	$(41)	$81	$(41)	$(1,585)

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

Subscription and services revenue.  Our subscription and services revenue consists primarily of fees we bill to our customers in connection with their subscriptions to our communications solutions. Our revenue varies based upon the services and features utilized by our core users. We derive subscription and services revenue primarily from recurring monthly payments related to service plans, such as Ooma Premier, Ooma Office (Small Business), international calling plans and other subscriptions, which we refer to as service subscription plans. Subscription and services revenue also includes revenue generated from payments for qualified lead generation, prepaid international and directory assistance. We also earn revenue from the display of advertisements through our Talkatone mobile application, primarily based on advertisement impressions displayed. We expect our subscription and services revenue to increase as we continue to expand our core user base, driven primarily by growth in Ooma Office.

Product and other revenue.  Our product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services and includes shipping and handling fees. We also generate other revenue from porting fees for enabling them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to continue to decrease on a year-over-year basis.

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

Product and other gross margin.  Product and other gross margin, which we define as product and other revenue minus cost of product and other revenue expressed as a percentage of product and other revenue, can fluctuate based on a number of factors, including the number of our on-premise appliances and end-point devices we sell during a period, as compared to the cost to produce those units and the relatively fixed personnel costs for employees and contractors incurred during the period. We sell our on-premise appliances at an aggressive price point to our customers to facilitate the adoption of our platform. Therefore, we expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Research and development expenses.  Our research and development efforts are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Our research and development expenses consist primarily of personnel costs for employees and contractors and allocated costs of facilities and information technology, software tools, and product certification. We expense research and development costs as incurred. We expect our research and development expenses to continue to grow in absolute dollars.

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

Results of Operations

The following table sets forth selected condensed consolidated statement of operations data (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Subscription and services	$25,524	$23,179	$74,830	$67,086
Product and other	2,981	3,828	9,440	9,874
Total revenue	28,505	27,007	84,270	76,960
Cost of revenue:
Subscription and services	7,613	7,388	23,176	22,103
Product and other	3,726	4,276	11,314	11,316
Total cost of revenue (1)	11,339	11,664	34,490	33,419
Gross profit	17,166	15,343	49,780	43,541
Operating expenses:
Sales and marketing (1)	9,127	8,302	27,526	24,975
Research and development (1)	7,476	6,244	21,360	17,824
General and administrative (1)	3,890	3,705	11,511	11,105
Total operating expenses	20,493	18,251	60,397	53,904
Loss from operations	(3,327)	(2,908)	(10,617)	(10,363)
Interest income, net	160	95	418	259
Other (expense) income, net	(12)	(8)	5	(13)
Net loss	$(3,179)	$(2,821)	$(10,194)	$(10,117)

(1) Includes stock-based compensation and related taxes as follows (in thousands):
Total cost of revenue	$262	$274	$932	$752
Sales and marketing	406	362	1,437	1,043
Research and development	1,038	901	3,282	2,708
General and administrative	1,016	910	3,235	2,817
Total	$2,722	$2,447	$8,886	$7,320

Comparison of the three and nine months ended October 31, 2017 and 2016 (dollars in tables are in thousands):

Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenue:
Subscription and services	$25,524	$23,179	$2,345	10%	$74,830	$67,086	$7,744	12%
Product and other	2,981	3,828	(847)	(22%)	9,440	9,874	(434)	(4%)
Total revenue	$28,505	$27,007	$1,498	6%	$84,270	$76,960	$7,310	9%

Percentage of revenue:
Subscription and services	90%	86%			89%	87%
Product and other	10%	14%			11%	13%
Total	100%	100%			100%	100%

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Total revenue for the three months ended October 31, 2017 increased $1.5 million or 6% year-over-year, driven by continued subscription services growth from our small business customers and residential customers.

Subscription and services revenue grew $2.3 million year-over-year, reflecting a 59% increase in revenue from Ooma Office (Small Business) and an 11% increase from Ooma Telo, offset in part by a decline in revenue from Talkatone and the absence of revenue from Business Promoter. Our growth in subscription services revenue was principally driven by 10% overall growth in our core users, which increased to approximately 914,000 as of October 31, 2017 from approximately 833,000 core users as of October 31, 2016, and to a lesser extent by minor changes that we recently made to our pricing structure. As also noted above, we sold the Business Promoter service at the start of the third quarter of fiscal 2018, whereas revenue earned from Business Promoter in the same prior year quarter was approximately $1.2 million.

Our product and other revenue decreased by $0.8 million year-over-year, primarily due to a $0.9 million decline from Telo-related sales, offset in part by growth in unit sales of home security sensors, a new product launched in fiscal 2018.

Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016

Total revenue for the nine months ended October 31, 2017 increased $7.3 million or 9% year-over-year, driven by continued subscription services growth from our small business customers and residential customers.

Subscription and services revenue grew $7.7 million year-over-year, reflecting a 61% increase in revenue from Ooma Office and an 11% increase from Ooma Telo, offset in part by a decline in revenue from Talkatone and Business Promoter. Our growth in subscription services revenue was principally driven by 10% year-over-year growth in our core users. Revenue earned from Business Promoter declined to approximately $1.8 million for the nine months ended October 31, 2017 from approximately $4.4 million in the same prior year period, due to our sale of the Business Promoter service in early August 2017.

Our product and other revenue decreased by $0.4 million year-over-year, primarily due to Telo-related sales, offset in part by growth in unit sales of home security sensors and end-point devices.

Cost of Revenues and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of revenues:
Subscription and services	$7,613	$7,388	$225	3%	$23,176	$22,103	$1,073	5%
Product and other	3,726	4,276	(550)	(13%)	11,314	11,316	(2)	(0%)
Total cost of revenue	$11,339	$11,664	$(325)	(3%)	$34,490	$33,419	$1,071	3%
Gross profit:
Subscription and services	$17,911	$15,791	2,120	13%	$51,654	$44,983	6,671	15%
Product and other	(745)	(448)	(297)	66%	(1,874)	(1,442)	(432)	30%
Total gross profit	$17,166	$15,343	$1,823	12%	$49,780	$43,541	$6,239	14%
Gross margin:
Subscription and services	70%	68%			69%	67%
Product and other	(25%)	(12%)			(20%)	(15%)
Total gross margin	60%	57%			59%	57%

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Total gross margin of 60% in the three months ended October 31, 2017 increased year-over-year from 57%, reflecting improved margins in subscriptions and services that were mostly driven by higher revenues from Ooma Office and the benefits of scale on a larger core user base. In addition, our gross margin improved as a result of certain credits against our subscription and service expenses that are not expected to recur in the fourth quarter of fiscal 2018. Product and other revenue gross margin of (25%) decreased year-over-year from (20%) due to higher personnel and other overhead costs, as we continue to add more products to our portfolio, coupled with a decrease in the sale of end-point devices.

Cost of subscription and services revenue for the three months ended October 31, 2017 increased $0.2 million year-over-year, primarily due to an increase in personnel related costs, driven by our international expansion, offset by a decline in the cost of Business Promoter services.

Cost of product and other revenue for the three months ended October 31, 2017 decreased $0.6 million year-over-year due to higher personnel and other overhead costs and changes in product mix, which primarily reflected a higher proportion of home security devices sold in the three months ended October 31, 2017 compared to the same prior year period.

Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016

Total gross margin of 59% in the nine months ended October 31, 2017 increased year-over-year from 57%, primarily due to higher proportionate growth of subscription and services revenue, reflecting improved margins that were mostly driven by higher revenues from Ooma Office and the benefits of scale on a larger core user base. Product and other revenue gross margin of (20%) decreased year-over-year from (15%) due to higher personnel and other overhead costs, coupled with a decrease in the sale of end-point devices.

Cost of subscription and services revenue for the nine months ended October 31, 2017 increased $1.1 million year-over-year, primarily due to an increase in personnel related costs and credit card processing fees, driven by our international expansion, offset in part by a decline in the cost of Business Promoter services.

Cost of product and other revenue was flat year-over-year, reflecting higher personnel and other overhead costs in fiscal 2018 that were offset by changes in product mix.

Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating expenses:
Sales and marketing	$9,127	$8,302	$825	10%	$27,526	$24,975	$2,551	10%
Research and development	7,476	6,244	1,232	20%	21,360	17,824	3,536	20%
General and administrative	3,890	3,705	185	5%	11,511	11,105	406	4%
Total operating expenses	$20,493	$18,251	$2,242	12%	$60,397	$53,904	$6,493	12%

Sales and Marketing

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Sales and marketing expenses for the three months ended October 31, 2017 increased $0.8 million or 10% year-over-year, primarily due to an increase in personnel related costs and commissions paid to resellers, driven by higher headcount. The year-over-year growth in sales and marketing expenses supported the expansion of our sales efforts in support of our Small Business Solution.

Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016

Sales and marketing expenses for the nine months ended October 31, 2017 increased $2.6 million or 10% year-over-year due to a $4.3 million increase in personnel related costs and commissions paid to resellers, driven by higher headcount, coupled with a $0.5 million increase in facilities related costs and a $0.4 million increase in stock-based compensation. These higher expenses were offset in part by a $2.6 million decrease in marketing activities, primarily Telo-related advertising expenses.

Research and Development

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Research and development expenses for the three months ended October 31, 2017 increased $1.2 million or 20% year-over-year, primarily due to a $0.8 million increase in personnel and consultant related costs, driven by higher headcount, as well as an increase in depreciation and facilities related costs of $0.2 million and stock-based compensation of $0.1 million. The year-over-year growth in research and development supported the continued development of our office platform as well as home security features for our residential platform.

Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016

Research and development expenses for the nine months ended October 31, 2017 increased $3.5 million or 20% year-over-year, primarily due to a $2.3 million increase in personnel and consultant related costs, driven by higher headcount, as well as an increase in depreciation, equipment and facilities related costs of $0.5 million and stock-based compensation of $0.5 million.

General and Administrative

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

General and administrative expenses for the three months ended October 31, 2017 increased $0.2 million year-over-year, due to an increase in personnel and consultant related costs and stock-based compensation, driven by higher headcount.

Nine Months Ended October 31, 2017 Compared to Nine Months Ended October 31, 2016

General and administrative expenses for the nine months ended October 31, 2017 increased $0.4 million year-over-year, reflecting a $0.9 million increase in personnel and consultant related costs and stock-based compensation costs, driven by higher headcount, that were offset by a $0.5 million decrease in legal expenses.

Other Income

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other income (expense):
Interest income, net	$160	$95	$65	68%	$418	$259	$159	61%
Other (expense) income, net	(12)	(8)	(4)	*NM	5	(13)	18	*NM
Total other income	$148	$87	$61	70%	$423	$246	$177	72%

*	Percentage is not meaningful

Other income increased by $0.1 million and $0.2 million in the three and nine months ended October 31, 2017, as compared to the same prior year periods, due to higher interest income earned from our short-term investment portfolio.

Liquidity and Capital Resources

As of October 31, 2017, we had $53.5 million of cash, cash equivalents and short-term investments. To date we have funded our operations primarily through our sales to our customers, proceeds from issuance of common stock in the initial public offering and issuance of convertible preferred stock and debt.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2017	2016
Net cash provided by (used in) operating activities	$2,379	$(176)
Net cash used in investing activities	(1,318)	(20,308)
Net cash used in financing activities	(104)	(621)
Net increase (decrease) in cash and cash equivalents	$957	$(21,105)

Net Cash Provided by (Used in) Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended October 31,
	2017	2016
Net loss	$(10,194)	$(10,117)
Add back non-cash charges	10,574	8,825
Net income (loss) before non-cash charges	380	(1,292)
(Increase) decrease in inventories	(386)	419
Decrease in deferred inventory costs	488	570
Increase (decrease) in accounts payable and accrued expenses	1,707	(813)
Decrease in accounts receivable	1,172	743
Increase in deferred revenue	251	296
(Increase) decrease in prepaid expenses and other assets	(1,233)	(99)
Net cash provided by (used in) operating activities	$2,379	$(176)

For the nine months ended October 31, 2017, our net loss of $10.2 million included non-cash charges of $10.6 million primarily related to $8.7 million of stock-based compensation and $1.8 million of depreciation and amortization expenses. Changes in operating asset and liabilities in the nine months ended October 31, 2017 from January 31, 2017 included:

•	an increase of $0.4 million in our raw materials and finished goods inventory to scale our business, including expansion of the home security sensors
•	a decrease of $0.5 million in deferred inventory costs due to lower inventory levels at channel partners
•	a net increase of $1.7 million in accounts payable and accrued liabilities due to the timing of payments
•	a decrease of $1.2 million in accounts receivable primarily due to the timing of billings and collections
•	a net increase of $1.2 million in prepaid expenses and other assets due the timing of certain payments

For the nine months ended October 31, 2016, our net loss of $10.1 million included non-cash charges of $8.8 million primarily related to $7.2 million of stock-based compensation and $1.6 million of depreciation and amortization expenses. Changes in operating asset and liabilities in the nine months ended October 31, 2016 from January 31, 2016 included:

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

For the nine months ended October 31, 2017, we used $1.3 million in investing activities to purchase short-term investments of $38.9 million and property and equipment of $1.7 million, offset by proceeds from maturity and sale of short-term investments of $39.3 million.

For the nine months ended October 31, 2016, we used $20.3 million in investing activities to purchase short-term investments of $44.2 million and property and equipment of $1.1 million, offset by proceeds from maturity and sale of short-term investments of $25.0 million.

Net Cash Used in Financing Activities

Cash generated from financing activities includes proceeds from our issuance of common stock related to employee stock benefit plans. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units, repayment of debt and capital leases and payment of acquisition related earn-out.

During the nine months ended October 31, 2017, cash used by financing activities was $0.1 million, which consisted of payments of $2.0 million related to shares repurchased for tax withholdings on vesting of RSUs, offset by proceeds of $1.9 million from common stock issuances under our employee stock benefit plans.

During the nine months ended October 31, 2016, financing activities used $0.6 million of cash, which consisted of payment of $1.3 million related to shares repurchased for tax withholdings on vesting of RSUs, repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out, offset by proceeds of $1.4 million from common stock issuances under our employee stock benefit plans.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under enforceable and legally binding lease agreements for office space and data center facilities. At October 31, 2017, the future non-cancelable minimum payments under these commitments were as follows (in thousands):

		Less Than
	Total	1 Year	1-3 Years	4-5 years	Thereafter
Operating lease obligations	$4,511	$1,932	$2,128	$385	$66
Total	$4,511	$1,932	$2,128	$385	$66

During the third quarter of fiscal 2018, we entered into an office sublease agreement to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, our new corporate headquarters. The term of the sublease agreement expires in November 2019. We also extended the lease term of our facility in Newark, California through February 2023 and entered into a three-year agreement to lease space from a third-party datacenter hosting facility in Dallas, Texas. The lease payments associated with these agreements are included in the table above.

As of October 31, 2017, non-cancelable purchase commitments with our contract manufacturers were $1.9 million and we had no tax liabilities related to uncertainty in income tax positions.

Off-balance Sheet Arrangements

During the nine months ended October 31, 2017 and 2016, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates, from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

Interest Rate Sensitivity

We had cash and cash equivalents and short-term investments of $53.5 million and $53.2 million as of October 31, 2017 and January 31, 2017, respectively. Our cash and cash equivalents are mainly held in cash and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2017 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 5: Commitments and Contingencies” in the notes to consolidated condensed financial statements in this Form 10-Q.

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

We may not be able to predict the renewal rates for our customers. In addition, Small Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in Small Business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users. Our core user churn rate could increase in the future if customers are not satisfied with our service, the value proposition of our services or our ability to otherwise meet their needs and expectations. Churn and reductions in the number of users for whom a Small Business customer subscribes may also increase due to factors beyond our control. Because of churn and reductions in the number of users for whom a customer subscribes, we have to acquire new customers, or acquire new users within our existing customer base, on an ongoing basis simply to maintain our existing level of customers and revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than we currently anticipate in order to increase the number of new customers or to sell existing customers additional services, and such additional marketing expenditures could harm our business and results of operations. Different factors may affect the churn of business, residential, mobile customers and Talkatone customers differently. As a result, our business is susceptible to a broad array of market forces, and any of our efforts to mitigate risk of customer churn due to one factor may divert management’s time and focus away from efforts to mitigate risk of customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

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

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. and Microsoft Corporation (that generally license their software) and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., Mitel, Inc., and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) large internet companies, such as Google and its free calling service, Google Voice, and the Google Home personal assistant device, for which Google recently launched a free outbound calling service, and Amazon and its Alexa platform and Alexa free calling service. All of these companies currently or may in the future host their solutions through the cloud.

We also face competition in the home security market from (i) established providers such as SimpliSafe and ADT, as well as from (ii) new home security offerings such as Nest Secure and Ring Protect.

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

Although we were incorporated in 2003, we did not formally introduce Ooma Telo until 2009, Ooma Office until 2013 or Ooma Home Security until 2016. Our limited operating history limits our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

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

We have incurred significant losses in the past and anticipate continuing to incur losses for the foreseeable future, and we may therefore not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $3.2 million and $2.8 million for the three months ended October 31, 2017 and 2016, respectively, and $10.2 million and $10.1 million for the nine months ended October 31, 2017 and 2016, respectively. We had an accumulated deficit of $88.0 million as of October 31, 2017. We have spent considerable amounts of time and money since inception to develop new communications solutions and connected services. Additionally, we have incurred substantial losses and expended significant resources to market, promote, develop and sell our products and solutions. We also expect to continue investing for future growth, including for advertising, customer acquisition, technology infrastructure, storage capacity, services development and international expansion. In addition, as a public company, we have incurred and may continue incurring additional accounting, legal and other expenses.

Although we generated positive cash flow from operations during the nine months ended October 31, 2017, we may not continue to do so in the future as a result of our increased expenditures, and we will have to generate and sustain increased revenue to sustain positive cash flows and achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our small business, residential and mobile services. Transferring numbers can be a manual process that can take up to 15 business days or longer to complete. A new customer of our services must maintain both our service and the customer’s existing phone service during the number transferring process. Any delay we experience in transferring these numbers typically results from the fact that we depend on third-party carriers to transfer these numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the Canadian Radio-television and Telecommunications Commission, or CRTC, has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS, cyberattacks by hackers intent on bringing down our services, and we may be subject to DDOS and other forms of cyberattacks in the future. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer’s on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as Nest devices or other household sensors, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure customer payment card information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

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

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service. For example, in April and May 2015, we experienced multiple intermittent service outages that lasted for up to eight hours for some of our customers. Frequent or persistent interruptions could cause current or potential users to believe that our systems or services are unreliable, leading them to switch to our competitors or to avoid our services, and could permanently harm our reputation and brands. Because some of our services rely on integration between features that use both wired and wireless infrastructures, any of the aforementioned problems with either wired or wireless infrastructure may result in the inability of customers to take advantage of our integrated services and therefore may decrease the attractiveness of our collective services to current and potential customers.

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

On March 12, 2015 the FCC released new network neutrality and open internet rules that it had adopted on February 26, 2015. In that order, the FCC reclassified broadband Internet access services as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, requirements related to customer privacy and requirements for accessibility for people with disabilities. The order also prohibits blocking or discriminating against lawful services and applications and prohibits “paid prioritization,” or providing faster speeds or other benefits in return for compensation. The order went into effect on June 12, 2015 and is the subject of pending appeals by several parties. The impact of the existing net neutrality rules is unclear, and on April 27, 2017, the FCC issued a Notice of Proposed Rulemaking, and on November 21, 2017, the FCC circulated a draft order that would largely reverse the existing net neutrality rules, including the classification of broadband Internet service as a telecommunications service subject to certain common carrier regulations.  The FCC will vote on such draft order at its open meeting scheduled for December 14, 2017.  The recently proposed new rules could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services or by increasing the costs of services we purchase.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers;
•	our ability to sell premium solutions to our existing customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the communications and connected services markets for small businesses, residential and mobile;
•	the number of monthly and annual subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. We cannot predict the effect of technological changes on our business. To compete successfully in these emerging markets, we must anticipate and adapt to technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 72% of our revenue from Ooma Telo for the nine months ended October 31, 2017. We expect Ooma Telo will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions and other connected services that integrate voice communications technology with other functions, such as business promotion, automation, security and others. The markets for cloud-based communications and connected services are evolving rapidly and are characterized by an increasing number of market entrants. As is typical of a rapidly evolving industry, the demand for and market acceptance of these applications is uncertain. If the markets for cloud-based communications solutions or for other connected services fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in “Note 5: Commitments and Contingencies” in the notes to consolidated condensed financial statements in this Form 10-Q. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. As of October 31, 2017, our intellectual property portfolio includes 17 issued U.S. patents, which we expect to expire between 2028 and 2035, as well as 11 patent applications pending for examination in the U.S. and six patent applications pending for examination in foreign jurisdictions, all of which are related to U.S. applications. We cannot predict whether such pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we recently expanded our operations outside North America as we ramp up to provide services to WeWork members in various countries. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

In 2011, the FCC reformed the system under which regulated providers of telecommunications services compensate each other for various types of traffic, including VoIP traffic that terminates on the PSTN, and applied new call signaling requirements to VoIP and other service providers. The FCC’s rules concerning charges for transmission of VoIP traffic could result in an increased cost to terminate the traffic, could reduce the availability of services or increase the price of services from our underlying providers, or could otherwise impact the wholesale telecommunications market in a way that adversely impacts our business. To the extent that we transmit traffic not subject to a specific intercarrier compensation arrangement and another provider were to assert that the traffic we exchange with them is subject to higher levels of compensation than what we, or the third parties terminating our traffic to the PSTN, pay today (if any), our termination costs could increase.

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

On November 8, 2013, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking adopting rules to address problems with rural call completion and proposing additional requirements. The new rules apply to interconnected VoIP providers like us. The Commission imposed recording, retention, and reporting requirements to increase its ability to monitor and redress rural call completion problems. These new rules also support the Commission’s efforts to enforce restrictions on blocking, choking, reducing, or restricting calls. Under the rules, a covered provider must record and retain, for at least nine months, information about calls attempts to rural areas and must report that data to the FCC on a quarterly basis. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. In addition, complying with these rules may increase our cost of doing business and may also increase the cost of services we purchase from our underlying telecommunications providers. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate. On July 14, 2017, the FCC released a Second Further Notice of Proposed Rulemaking to consider alternatives to the existing rural call completion requirements.

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

There are a number of U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain. Within the European Union, or EU, strict laws already apply in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection of personal information and other customer data. The EU model has been replicated in many jurisdictions outside the U.S., including Asia‑Pacific Economic Cooperation countries. Regulators have the power to impose significant fines on non-compliant organizations. As internet commerce, communication technologies and the Internet of Things continue to evolve, increasing online service providers’ and network users’ capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by federal, state or foreign agencies becomes more likely. For example, a variety of regulations that would increase restrictions on online service providers in the area of data privacy are currently being proposed, both in the U.S. and in other jurisdictions, and we believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely. In Canada, new anti-spam legislation prescribing certain rules regarding the use of electronic messages for commercial purposes took effect on July 1, 2014. This new law also contains provisions that took effect in January 2015, which impose certain restrictions on a service provider’s ability to electronically automatically update or change software used in a customer’s service without the customer’s consent. Penalties for non-compliance with the new Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our small business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At October 31, 2017, we had 19.0 million shares of common stock outstanding of which approximately 17.3 million shares were freely tradable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the nine months ended October 31, 2017, we did not issue equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Public Offering of Common Stock

On July 17, 2015, our registration statement on Form S-1 was declared effective by the SEC for the IPO of our common stock. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 6, 2015.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Sublease Agreement dated as of September 12, 2017 by and among the Company and Fiserv Solutions, LLC.	8-K	10.1	October 10, 2017

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Ooma, Inc.
Date: December 7, 2017	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)