Form 10-K/A
period 2017-01-31
OOMA INC
filed 2017-12-18
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

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

The number of shares of the Registrant's common stock outstanding as of March 31, 2017, was 18,245,827.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K is incorporated by reference to the Registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Explanatory Note

Ooma, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 31, 2017, as filed with the Securities and Exchange Commission on April 11, 2017, solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-K, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the original Form 10-K in any way.

PART IV

Item 15. Exhibits; Financial Statement Schedules

(a)	No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.
(b)	The following exhibits are filed with this Amendment No. 1 to Annual Report on Form 10-K/A:

31.1 Section 302 Certification of Principal Executive Officer

31.2 Section 302 Certification of Principal Financial Officer

Exhibit Index

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Principal Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Principal Financial Officer.	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2017	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer (Principal Executive Officer)