Form 10-Q/A
period 2017-10-31
OOMA INC
filed 2017-12-18
CIK 1327688

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

Explanatory Note

Ooma, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2017, as filed with the Securities and Exchange Commission on December 8, 2017, solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the original Form 10-Q in any way.

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