Form 10-K
period 2018-01-31
OOMA INC
filed 2018-04-02
CIK 1327688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-37493

Ooma, Inc.

(Exact name of registrant as specified in charter)

Delaware	06-1713274

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Almanor Avenue, Suite 200, Sunnyvale, California 94085

(Address of principal executive offices and zip code)

Registrant’s telephone number (650) 566-6600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2017 was approximately $140 million based upon the closing price reported for such date on the New York Stock Exchange.

19.4 million shares of common stock were issued and outstanding as of March 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•	our estimates of the size of our market opportunity and forecasts of market growth;
•	changes to our business resulting from increased competition or changes in market trends;
•	our ability to develop, launch or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to increase our revenue and our revenue growth rate, anticipate demand for our products, and effectively manage our future growth;
•	our ability to successfully maintain our relationships with our resellers;
•	our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•	our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	government regulation, including compliance with regulatory requirements and changes in market rules, rates and tariffs;
•	our ability to comply with the FCC’s regulations regarding E-911 services;
•	increasing regulation of our services and the imposition of federal, state and municipal sales and use taxes, fees or surcharges on our services;
•	the effects of industry trends on our results of operations;
•	server or system failures that could affect the quality or disrupt the services we provide and our ability to maintain data security;
•

our ability to borrow additional funds and access capital markets, as well as our ability to comply with the terms of our indebtedness and the possibility that we may incur additional indebtedness in the future;

•	the differences between our services, including emergency calling, compared to traditional phone services;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to successfully enter new markets, manage our international expansion, and identify, evaluate and consummate acquisitions;
•	the future trading prices of our common stock; and
•	other risk factors included under the section titled “Risk Factors”

You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider all of the information in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Butterfleye, PureVoice and the Ooma logo are trademarks of Ooma, Inc. All other company and product names may be trademarks of the respective companies with which they are associated.

Ooma Inc. | FY2018 Form 10-K | 1

PART I

Item 1. Business

Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart SaaS platform serves as a communications hub, which offers cloud-based telephony, home security and other connected services. Our business and residential communications solutions deliver our proprietary PureVoice high-definition voice quality, advanced features and integration with mobile devices, at competitive pricing and value. Our platform helps create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We drive the adoption of our platform by providing communications solutions to the large and growing markets for business, residential and mobile users, and then accelerate growth by offering new and innovative connected services to our user base. Our customers adopt our platform by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet, and activating subscription services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

Our services run on our unique platform consisting of four proprietary elements: our multi-tenant cloud service, custom on-premise appliance, mobile applications and end-point devices. Ooma’s cloud provides a high-quality, secure, managed, and reliable connection integrating every element of our platform. Our on-premise appliances incorporate both a custom-designed, Linux-based computer and a high-speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services. Our mobile applications enable customers to access our product features from anywhere, and our end-point devices enable additional functionality and services. Our platform powers all aspects of our business, not only providing the infrastructure for the communications portion of our business, but also enabling a number of other current and future valuable productivity, automation, monitoring, safety, security, and networking infrastructure applications.

We offer our solutions in the U.S. and Canadian markets and recently began expanding our operations outside of North America. We believe that our differentiated platform and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets, all without significant capital investment or high customer acquisition costs to drive their adoption. We believe that our platform is particularly well-suited to enable the delivery of connected services because it is always on, monitored and interactive. We expect the adoption of our connected services to support the continued growth of our recurring revenue stream.

We have experienced significant revenue and user growth in recent periods, growing our Ooma Office and Ooma Telo core users from approximately 746,000 as of January 31, 2016 to approximately 929,000 as of January 31, 2018, representing growth of approximately 25%. We believe that we have one of the lowest customer churn rates in the industry, with an average annual core user churn rate of approximately 9% for the year ended January 31, 2018. Our total revenue was $114.5 million, $104.5 million and $88.8 million in fiscal 2018, 2017 and 2016, respectively. Subscription and services revenue, which primarily includes the recurring portion of our total revenue, has increased as a percentage of our total revenue over the last three years, from approximately 82% in fiscal 2016 to 89% in fiscal 2018. We have continued to make significant investments in research and development, brand marketing, and channel development, incurring net losses of ($13.1) million, ($12.9) million and ($14.1) million in fiscal 2018, 2017 and 2016, respectively. Our Adjusted EBITDA was ($0.2) million, ($1.4) million and ($6.5) million in fiscal 2018, 2017 and 2016, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information, including non-GAAP reconciliations.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters is located in Sunnyvale, California.

Ooma Inc. | FY2018 Form 10-K | 2

Our Products and Services

Business Communications

Ooma Office is a fully-featured multi-user communications system for small businesses of any size, providing everything needed to manage communications in and out of the office with a suite of powerful features at an affordable price. Unlike pure cloud-based phone services that only work with IP phones, our unique hybrid SaaS platform allows for the use of standard analog phones, mobile phones and fax machines, as well as select IP phones and internet fax. Ooma Office analog desktop extensions work wirelessly with no wiring infrastructure. This makes setup intuitive and easy enough for the user to install and manage without assistance from an IT professional.

Ooma Office consists of an on-premise appliance (base unit) and an Ooma Linx end-point device, which wirelessly connects regular desktop telephones and fax machines to the user’s high-speed internet connection. The user can configure the system online, using the Ooma Office Manager web portal. Ooma Office provides features not typically available to small businesses, including a virtual receptionist, music-on-hold, ring groups, a conference bridge, internet and analog fax capability, and mobility features, such as voicemail forwarding to a designated e-mail address. We also refer to Ooma Office as our Small Business Solution and we may refer to them interchangeably.

The Ooma Office Mobile HD app allows users to make, receive and transfer phone calls, listen to voicemails and manage their Ooma account on the go with any iOS or Android device.

Ooma Office Mobile HD app	Ooma Office and Linx for Analog Phones and Fax Machines

We continue to invest in Ooma Office to complete a set of additional features, including support for businesses with more than one location. In March 2018, we acquired Voxter Communications, Inc., a provider of Unified Communications-as-a-Service (“UCaaS”) solutions for mid-market and enterprise businesses, which is expected to complement our Ooma Office solution and allow us to meet the needs of organizations of all sizes.

Residential Communications

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications and unique and valuable features. Users buy an Ooma Telo and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number for a one-time fee or to select a new number at no cost. Once set up, users have access to free nationwide calling, international calling with low rates and standard features such as: voicemail, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home. Based on a typical monthly phone bill of $40 for standard landline service, we estimate that users can save approximately $1,200 in three years by using an Ooma Telo.

The Ooma Premier Service is a suite of over 25 advanced calling features that have been designed to enhance the capabilities of Ooma Telo on a monthly or annual subscription basis. Ooma Premier helps our users enhance their privacy, personalize their home phone, stay connected on the go, better manage and access their voicemail, expand calling options, and connect with a variety of devices and services to enable new functionality and automation. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan and voicemail transcription service.

The Ooma Mobile HD app allows users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The app includes unlimited outbound calls within the U.S., subject to normal residential usage limitations, and enables users to make international calls on their mobile devices using Ooma’s attractive international calling plan.

Ooma Inc. | FY2018 Form 10-K | 3

Our platform enables an ecosystem for connected services by integrating with other automation solutions. For example, we have integrated Ooma Telo with products from Nest Labs, Inc., a Google company, including the Nest Learning Thermostat and Nest Protect smoke and carbon monoxide detector, the Amazon Echo and Amazon Alexa voice service, and a variety of products integrated through the If-This-Then-That platform (“IFTTT”). By combining Ooma’s communications intelligence with these products’ functions, we enable innovative and valuable features.

Ooma Telo supports a line of accessories, or end-point devices, to expand the capabilities of the system to serve the needs of an entire household:

Ooma Mobile HD app	Ooma Telo Air	Ooma HD3 Handset

Ooma Telo Air.  Connects to the Internet wirelessly using the home’s Wi-Fi network and can be paired with mobile phones to answer incoming mobile calls from any phone in the home.

Ooma handset.  Cordless handset delivering smart features, such as the ability to sync the phone book with online contacts and display picture caller ID by syncing with social media. One-touch voicemail access lets users check messages anywhere in the home and the intercom button allows them to talk between handsets or transfer calls.

Wireless + bluetooth adapter.  Allows users to install the Ooma Telo device anywhere in the home within range of their wireless network. Bluetooth is used to pair Bluetooth-enabled mobile phones to the Ooma Telo so that incoming calls on the user’s mobile phone can ring on the user’s home phones.

Safety phone.  A wireless, small form-factor, hands-free speakerphone that can be worn as a pendant. Two speed dial buttons can each be preset with up to three different numbers, including 911. The preset buttons can also be configured to trigger e-mails or SMS notification alerts when assistance is requested. The Safety Phone supports two-way voice communication and can also be used to answer phone calls.

Home Security

Ooma Home is a comprehensive do-it-yourself home security solution that connects to Ooma Telo and provides safety for homeowners when at home or away. The system includes motion, water, door and window, and garage door sensors in addition to the unique ability to remotely place a local 911 call from the home. Ooma Home also now includes geofencing capabilities to automatically arm and disarm the security system, and in the near-term we hope to add a new siren and a smoke detector. The Ooma home security app is the interface through which users can interact with Ooma Home to pair sensors, toggle between home, away and vacation modes, and manage and receive notifications.

As part of developing our comprehensive home security solution, we acquired Butterfleye, Inc. in December 2017, a smart video camera with artificial intelligence for facial and audio recognition.

Ooma Inc. | FY2018 Form 10-K | 4

Talkatone

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

Segment Information

We operate in one industry segment, generating revenue from two sources: (1) subscription and services revenue, which are generated from sales of subscription plans for communications solutions and other connected services; and (2) product and other revenue, generated primarily from the sale of on-premise appliances and end-point devices to our end-customers through our website and from sales through distributors, retailers and resellers.

Operating segments are defined as components of an entity for which separate financial information is evaluated regularly by the chief operating decision maker, who in our case is the chief executive officer, in deciding how to allocate resources and assess performance. Our subscription plans, services and product offerings operate on a single SaaS platform and our chief operating decision-maker evaluates our financial information and resources and assesses the performance of these resources on a consolidated basis. Accordingly, we have determined that we have a single reportable segment and operating segment structure.

Sales and Marketing

Our sales and marketing objective is to grow our customer base, and sell to our existing customers additional services using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost. Our sales and marketing expenses were $37.3 million, $33.8 million and $28.5 million in fiscal 2018, 2017 and 2016, respectively.

Marketing and Advertising

Traditional. We use television and radio advertising to build awareness and interest for our products and services, which benefits the Ooma Telo, Ooma Office and Ooma Home solutions. We believe that television advertising provides an opportunity to build the Ooma brand cost-effectively, educate prospects on Ooma’s unique combination of quality and value, and capture prospects’ attention. Small businesses and consumers who see our television ads are directed to our web site, our inbound sales personnel, and/or to key retail partners. Radio is used in a highly targeted manner primarily to reach small business owners and decision makers as they commute to and from their workplace.

Online. We use online marketing including search engine marketing, search engine optimization, online video, digital display advertising and social media to attract customers as they do online research for the products and services we offer. We continue to reach out to our prospect leads over time using e-mail and telemarketing until they purchase or the lead is retired.

Word-of-mouth. We actively mobilize our customers and advocates to spread word-of-mouth marketing by sharing Ooma news and information through social media and e-mail. We sell additional services to our existing customer base by offering free trials and promotional offers, as well as sending e-mail communications and leaving messages on their Ooma voicemail service.

Sales, Customers and Backlog

Our small business and residential products are sold through direct channels, retail and resellers. The direct channel and resellers are our primary distribution channel for small business and the retail channel is our primary distribution channel for residential customers. Our direct sales force is focused on small business sales and includes highly trained sales representatives located in the U.S. responding to inbound telephone calls and sales leads generated through marketing activity and our website.

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco, Walmart and others. No single customer accounted for 10% or more of our total revenue for fiscal 2018, 2017 and 2016.

Ooma Inc. | FY2018 Form 10-K | 5

We generally sign monthly and annual contracts for our subscriptions and invoice our customers on a monthly basis for the services purchased. Products are generally shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as such orders may be rescheduled or cancelled without penalty prior to shipment. The majority of our product revenue comes from orders that are shipped and received in the same quarter.

Customer Support

Our primary customer support objective is to satisfy our customers and educate them on the features and benefits of our products to optimize the overall user experience. We employ an active customer management strategy in which we drive incremental revenue through cross-selling of products and services. Our customer support teams also manage the porting process for our customers as well as billing and payment activities.

We maintain two customer contact centers, one operated by us in Newark, California, which primarily supports our Ooma Office customers, and the other operated by a third-party provider in Manila, Philippines, which primarily supports our residential customers. We utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials and e-mail.

Engineering, Research and Development

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

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and manages all aspects of our solutions, we are able to offer an integrated solution that works seamlessly between software and hardware and respond to customer feedback to add in additional features and services that work across the entire platform. Our team consists of a core set of engineers located primarily in the San Francisco Bay Area, augmented by development teams in a number of international locations.

Our research and development expenses were $29.3 million, $24.2 million and $18.5 million in fiscal 2018, 2017 and 2016, respectively.

Our Platform

Our unique hybrid SaaS platform consists of our proprietary cloud, on-premise appliances, mobile applications and end-point devices. They work in concert to support our advanced features, high-quality and the ability to offer customized connected services, which are vital to driving our high level of customer satisfaction and low customer churn.

The integrated approach to our technology allows us to operate at a reduced cost and provides competitive advantages:

•	Because we designed our on-premise appliances and network elements to work in harmony, we are free to make optimizations that streamline and simplify the elements of the network.
•

Our platform enables us to automatically select, on a call-by-call basis, between over a number of call termination providers based on cost and call quality. Likewise, our platform allows us to shift our customer base among several origination vendors. This, combined with our rapid growth creates a favorable environment to demand low costs from our vendors without sacrificing quality.

•

The tight integration between our engineering and operations teams, combined with the functional nature of our on-premise appliances, facilitates our highly automated network operations, enabling us to efficiently scale our operations.

Ooma Inc. | FY2018 Form 10-K | 6

Cloud Infrastructure

Our multi-tenant cloud infrastructure provides a high-quality, secure, managed and reliable suite of services integrating all elements of the platform. We have built a proprietary cloud in order to optimize quality of service, reliability and security, which are essential elements of our communications solutions. Our cloud simplifies the task of offering new services, and provides consistent performance and economies of scale for all of our connected services. Ooma’s key cloud capabilities include: telecommunications, custom hosted services, interconnections to third party services (cloud-to-cloud), on-premise appliance management, remote diagnostics support and billing.

On-Premise Appliances

Our purpose-built on-premise appliances are both a custom-designed, Linux-based computer and a high-speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services.

Mobile Applications

We have made significant investments in developing mobile applications for the iOS and Android operating systems. As a result, nearly every connected service and feature we deploy enhances or can be enhanced through integration with our customer’s mobile device. In fiscal 2018, we integrated our PureVoice HD technology into the Ooma Mobile HD app. We plan to continue enhancing our mobile apps to incorporate features related to our partners’ services and other connected services.

Operations and Manufacturing

We deliver our services through two separate data centers located in Northern California and Virginia, both hosted in third-party leased facilities. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We contract with manufacturers in Taiwan and China to produce our on-premise appliances and end-point devices. We also contract with a manufacturer in Israel to produce components of our home security solutions. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma Inc. | FY2018 Form 10-K | 7

Competition

The market for communications solutions and other connected services for small business, home and mobile users is complex, fragmented and defined by constant shifts in technology and customer demands. We expect competition to continue increasing in the future. We believe that the defining factors driving competition in our market include:

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

We believe that we compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for small business, home and mobile users. Some of these competitors include:

•

Established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada, that resell on-premise hardware and hosted solutions;

•	Other communications companies such as 8x8 Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.;
•

Traditional on-premise, hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc., any of which may now or in the future also host their solutions through the cloud, and their resellers;

•	Companies such as Microsoft Corporation and Broadsoft, Inc. (as recently acquired by Cisco Systems, Inc.);
•	Mobile communications app companies providing “over-the-top” solutions, such as Grasshopper (Citrix, Inc.), LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp, Inc.; and
•

Other large internet companies, such as Google Inc., any of which might launch its own cloud-based business communications services or acquire other cloud-based business communications companies in the future.

•	We also face competition in the home security market from (i) established providers such as SimpliSafe and ADT, as well as from (ii) new home security offerings such as Nest Secure and Ring Protect.

Competition with Established Telephone and Cable Companies

Established telephone companies such as AT&T, Verizon and CenturyLink, and national cable companies such as Comcast, Cox Communications and Time Warner Cable represent a significant portion of our competition in the telecommunications market. These competitors are many times larger and better capitalized than Ooma, continue to make substantial investments in competitive products, features and services, and take significant advantage of their existing business relationships with their very large customer bases.  For example, these cable and phone companies often bundle home phone service with Internet access and/or cable television access, and the pricing of these various “bundles” may imply a zero or very low price to the customer for home phone service. While we believe that we compete favorably based upon our service features, quality and pricing, such aggressive pricing tactics make it more difficult for us to attract the existing customers of our large competitors.

Competition with Non-traditional Communications Providers

Non-traditional communication providers such as Facebook, Google Voice, WhatsApp and Pinger offer telephony services at little or no cost as an added benefit to their existing customers, and/or to attract additional users.

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by U.S. and international copyright laws.

Ooma Inc. | FY2018 Form 10-K | 8

As of January 31, 2018, we had 17 issued patents and 15 patent applications pending in the U.S., and 6 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2028 and 2035. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Despite the foregoing protections, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop products and services with the same functionality as ours. Policing unauthorized use of our technology and intellectual property rights is difficult, and enforcing our intellectual property rights is expensive and uncertain.

Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

Employees

As of January 31, 2018, we had 243 full-time employees, nearly all of whom were located in the U.S. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good. We also contract with third-party contractors whose employees or subcontractors’ employees perform services for us.

Regulatory Matters

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently has developed in an environment largely free from regulation. The Federal Communications Commission (“FCC”), the U.S. Congress, and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers and are continuing to evaluate how VoIP will be regulated in the future.

Federal Regulation

As a provider of internet communications services, we are subject to a number of FCC regulations. Among others, these regulatory obligations include: contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request. If we do not comply with any current or future rules or regulations that apply to our business, we could be subject to substantial fines and penalties, may have to restructure our service offerings, exit certain markets or raise the price of our services, any of which could ultimately harm our business and results of operations.

State Regulation

The FCC has preempted much regulation of internet voice communications services. However, a number of states have ruled that non-nomadic internet voice communications services may or do fall within the definition of “telecommunications services” or are otherwise within state telecommunications regulatory jurisdiction and therefore those states assert that they have authority to regulate the service. Although no states currently require certification for nomadic internet voice communications service providers, a number of states have imposed certain traditional telecommunications requirements on such services. For example, a number of states require us to contribute to state USF and E-911 and pay other surcharges, which are passed through to our customers, while others are actively considering extending their public policy programs to include the services we provide. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to internet voice communications services like ours.

Ooma Inc. | FY2018 Form 10-K | 9

International Regulation

As we expand internationally, we will be subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In Canada, our service is regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”) which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations.

See “Risks Related to Federal, State and International Regulation” in Item 1A. Risk Factors below for more information.

Available Information

Our headquarters are located at 525 Almanor Avenue Suite 200, Sunnyvale, California 94085, and our telephone number is (650) 566-6600. Our corporate website address is www.ooma.com. We use the Investor Relations page of our website as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Ooma Inc. | FY2018 Form 10-K | 10

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

In order to grow our business, we must continue to attract new users on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels could increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenue generated by such expenses, and we may fail to experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. New users are drawn to our products and services by rankings circulated by organizations such as Amazon, Apple and Google app stores and highly regarded publications such as PC Magazine. If we are unable to maintain effective advertising programs and garner favorable rankings, our ability to attract new customers could be materially and adversely affected, our advertising and marketing expenses could increase substantially, and our results of operations may suffer.

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

Our customers generally do not have long-term contracts with us and may terminate their subscription for our service at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as churn. Our Ooma Telo customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. Our Ooma Office customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Office customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in small business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

Our core user churn rate could increase in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

Ooma Inc. | FY2018 Form 10-K | 11

Our business is susceptible to a broad array of market forces, and any of our efforts to mitigate risk of customer churn due to one factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

Our future success also depends in part on our ability to sell additional subscriptions and functionalities to our current customer base, which may require increasingly sophisticated, costlier sales efforts and a longer sales cycle. Any increase in the costs necessary to upgrade, expand and retain existing customers could materially and adversely affect our financial performance. Such increased costs could cause us to increase our subscription rates, which could increase our customer turnover rate. If our efforts to convince customers to add users and, in the future, to purchase additional functionalities are not successful, our business may suffer.

We face competition in our markets by our competitors and may lack sufficient financial or other resources to compete successfully. Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations.

The cloud-based communications and connected services industries are highly competitive. We face continued competition from (i) established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada; (ii) other communications companies such as 8x8, Inc., magicJack VocalTec Ltd., RingCentral, Inc. and Vonage Holdings Corp.; (iii) companies such as Broadsoft, Inc. (recently acquired by Cisco Systems, Inc.) and Microsoft Corporation that generally license their software and their resellers; (iv) traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems, Inc., Mitel, Inc., and their resellers; (v) mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger, Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and (vi) large internet companies, such as Google and its free calling service, Google Voice, and the Google Home personal assistant device, for which Google recently launched a free outbound calling service, and Amazon and its Alexa platform and Alexa free calling service. All of these companies currently or may in the future host their solutions through the cloud. We also face competition in the home security market from (i) established providers such as SimpliSafe and ADT, as well as from (ii) new home security offerings such as Nest Secure and Ring Protect (Amazon recently acquired Ring Inc.).

We believe that some of our existing competitors may consolidate or be acquired. For example, Cisco Systems, Inc. completed its acquisition of BroadSoft, Inc., in February 2018 and Mitel, Inc. completed its acquisition of ShoreTel, Inc., in September 2017. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share, and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

Aggressive business tactics by our competitors may reduce our revenue.

Increased competition may result in aggressive business tactics by our competitors, including: offering products similar to our platform and solutions on a bundled basis at no charge; announcing competing products combined with extensive marketing efforts; providing financial incentives to consumers; and asserting intellectual property rights irrespective of the validity of the claims.  Our retail partners may offer the products and services of competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

We rely significantly on retailers and reseller partnerships to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.

We currently sell Ooma Telo and Ooma Office through a combination of direct sales, leading retailers such as Amazon, Costco.com, Best Buy and Walmart, and our reseller partnerships and a significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

Ooma Inc. | FY2018 Form 10-K | 12

In addition, our Talkatone application relies significantly on the Apple and Google app stores for distribution. Its future success depends on our continued ability to distribute Talkatone through these app stores and increase its visibility therein. If Apple or Google determine that Talkatone is non-compliant with their app store vendor policies, they may revoke our rights to sell Talkatone through their app store at any time, which could adversely affect our revenue.

We depend on a small number of vendors to manufacture the on-premise appliances, end-point devices and home security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation for production of our on-premise appliances, Hualin Precision Technology Co., Ltd. (“Hualin”) for production of our end‑point devices, Hualin and Crow Corporation for production of our home security systems we sell to our customers. We currently do not have long-term contracts with these vendors and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, we are in the process of bringing on additional contract manufacturers as a result of our recent acquisition of Butterfleye. We do not have past experience with these manufacturers and it is possible that we may encounter unexpected issues as we scale our operations with them.

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

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. Equinix, Inc. provides data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Bandwidth.com, Onvoy and others provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our sole provider of 911 services. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma Inc. | FY2018 Form 10-K | 13

We also contract with one or more third parties to provide enhanced 911, or E-911, services, including assistance in routing emergency calls and terminating E-911 calls. Our providers operate a national call center that is available 24 hours a day, seven days a week, to receive certain emergency calls and maintain public service answering point, or PSAP, databases for the purpose of deploying and operating E-911 services. On mobile devices, we generally rely on the underlying cellular or wireless carrier to provide E-911 services. Any failure to perform, including interruptions in service, by our vendors, could cause failures in our customers’ access to E-911 services and expose us to significant liability and damage our reputation.

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

We currently serve our customers from data center hosting facilities located in Northern California and Virginia, where we lease space from Equinix, Inc. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements that we have in place, our service could be interrupted. Any defects in, or unavailability of, the components of our platform that cause interruptions of our services could, among other things: cause a reduction in revenue or a delay in market acceptance of our services; require us to issue refunds to our customers or expose us to claims for damages; cause us to lose existing customers and make it more difficult to attract new customers; divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation; increase our technical support costs; and harm our reputation and brand.

We rely on third parties for some of our software development, quality assurance and operations, and anticipate we will continue to do so for the foreseeable future.

We outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in a number of international locations. Our dependence on third-party contractors creates numerous risks, in particular, the risk that we may not maintain control or effective management with respect to these business operations. Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 30 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase, or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions or provide customer support in an alternate manner that is equally or more efficient and cost-effective. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and as a result, our competitive position or our results of operations could suffer.

Ooma Inc. | FY2018 Form 10-K | 14

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high‑quality service, our reputation and our business will be harmed, and we may be exposed to significant liability.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

Our limited history operating our business at its current scale makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock.

Our business has experienced rapid growth in recent periods. We became a public company following our initial public offering (“IPO”) in July 2015 and our revenues have grown from $88.8 million in fiscal 2016 to $114.5 million in fiscal 2018 and our operating expenses have increased from $59.6 million in fiscal 2016 to $81.8 million in fiscal 2018. Because we have only a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

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

Ooma Inc. | FY2018 Form 10-K | 15

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $13.1 million, $12.9 million and $14.1 million in fiscal 2018, 2017 and 2016, respectively. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated positive cash flow from operations in fiscal 2018, we may not continue to do so in the future as a result of our increased expenditures, and we will have to generate and sustain increased revenue to sustain positive cash flows and achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Our rates of growth may decline in the future.

Our user growth and revenue growth rates may decline over time as the size of our active user base increases, and it is possible that the size of our active user base may fluctuate or decline in one or more markets, particularly as we achieve greater market penetration. Our revenue growth rate may generally decline over time as our revenue increases to higher levels. As our growth rates decline, investors' perceptions of our business may be adversely affected and the trading price of our common stock could decline.

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We have recently experienced substantial growth in our business, including an increase in the number of customers we consider to be our core users. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and add additional sales and marketing personnel worldwide and to improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers, or DIDs, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes we generally cannot obtain. Our inability to acquire DIDs for our operations would make our services less attractive to potential customers in the affected local geographic areas. In addition, future growth in our customer base and the customer bases of our competitors will increase our dependence on needing sufficiently large quantities of DIDs.

Ooma Inc. | FY2018 Form 10-K | 16

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. During the number transfer process, our new customers must maintain both our service and their existing phone service. We depend on third-party carriers to transfer phone numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the Canadian Radio-television and Telecommunications Commission, or CRTC, has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer’s on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected home security sensors and our partner’s connected devices, such as Nest’s devices, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

Ooma Inc. | FY2018 Form 10-K | 17

Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similar disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

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

Ooma Inc. | FY2018 Form 10-K | 18

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may block or degrade our services or charge their customers more for using our services, which could adversely affect our revenue and growth.

Some of the providers of broadband internet access and high-speed mobile access, such as AT&T and Verizon, market and sell products and services to our current and potential customers that directly compete with our own offerings, which can potentially give such providers a competitive advantage. Broadband providers also may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. In the past, actions like these taken by U.S. providers would violate the net neutrality rules adopted by the FCC and described below, however the FCC recently reversed the net neutrality rules, and most foreign countries have not adopted formal net neutrality or open internet rules, creating an increased risk broadband providers will engage in such anti-competitive measures against the Company in the United States and elsewhere.

In 2015, the FCC reclassified broadband internet access services as a “telecommunications service” subject to new open internet regulations and certain common carrier regulations, including the obligation to provide service on just and reasonable terms, requirements related to customer privacy and requirements for accessibility for people with disabilities. These regulations also prohibited blocking or discriminating against lawful services and applications and prohibited “paid prioritization,” or providing faster speeds or other benefits in return for compensation.

In December 2017, the FCC largely reversed the existing net neutrality rules, including the classification of broadband Internet service as a telecommunications service subject to certain common carrier regulations. The FCC’s order is the subject of pending appeals by several parties. The FCC’s order could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services or by increasing the costs of services we purchase.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth and successfully penetrate the communications and connected services markets for small businesses, residential and mobile;
•	the number of monthly and annual subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•

the timing of revenue recognition for product sales made through our channel partners under the new ASC 606 revenue recognition standard, which requires us to recognize revenue upon the sale to our channel partners on a sell-in basis and make estimates for expected product returns, customer credits and other sales incentives at the time product is shipped. Such estimates for sales reserves require significant judgment and actual results may differ materially from amounts reported. As a result, this new standard may heighten the impact of any fluctuations in the timing and magnitude of product returns or customer credits from these channels on our quarterly operating results;

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

Ooma Inc. | FY2018 Form 10-K | 19

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

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. Our credit agreements include restrictive covenants and any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected.

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new services or applications on a timely and cost-effective basis in order to remain competitive.

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 71% of our revenue from Ooma Telo for fiscal 2018 and expect it will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

The introduction or announcement of new services and technologies by our competitors could make our solutions obsolete, cause customers to defer purchases of our services, or otherwise adversely affect our business and results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new features or upgrades will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations and financial condition. Moreover, the development of new or enhanced services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to remain competitive. We do not know whether these investments will be successful. If we are unable to develop, license or acquire new or enhanced services and applications on a timely and cost‑effective basis, or if such new or enhanced services and applications do not achieve adequate market acceptance, we may not be able to realize a return on our investments and our business, financial condition and results of operations may be materially and adversely affected.

Ooma Inc. | FY2018 Form 10-K | 20

Our success depends, in part, on increased public acceptance of our connected services and applications.

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions, our Ooma Home security service, and other connected services. The markets for cloud-based communications, home security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Home security service faces significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers, such as ADT and SimpliSafe, as well as new market entrants with significantly greater resources than ours, such as Google and its Nest Secure home security system and service. If we fail to create sufficient recognition of the Ooma brand in the home security market, fail to provide features or benefits in our home security service seen as desirable by consumers, or fail to convince consumers of the relative benefits of our home security service when compared to those of our competitors, our service could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in Note 11: Commitments and Contingencies in the accompanying notes to our consolidated financial statements. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Ooma Inc. | FY2018 Form 10-K | 21

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. See Item 1. Business above for additional information. We cannot predict whether our pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

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

Ooma Inc. | FY2018 Form 10-K | 22

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development, quality assurance and development activities to third-party contractors in a number of international locations. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. Such agreements may not adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

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

Ooma Inc. | FY2018 Form 10-K | 23

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

Ooma Inc. | FY2018 Form 10-K | 24

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

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.  If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. If we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively impact our future results of operations.

When we enter into mergers or other strategic transactions in which we acquire other companies, for example, our acquisitions of Voxter Communications in March 2018 and Butterfleye in December 2017, we cannot guarantee we will be able to successfully integrate the teams, assets, or business of these target companies into our business, that we will be able to fully recover the costs of such transactions or that we will be successful in leveraging such strategic transactions into increased business for our products.

We are expanding our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we recently expanded our operations outside North America as we ramp up to provide services in a number of countries internationally. For example, Voxter Communications operates in Canada, and its customers have operations in Canada and several other countries outside of the U.S. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

Ooma Inc. | FY2018 Form 10-K | 25

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

We may not be able to manage our inventory levels effectively, which may lead to shortages of inventory, excess inventory or inventory obsolescence that would force us to incur inventory write-downs.

Our vendor-supplied on-premise appliances and end-point devices have lead times of up to several months for delivery and are built to satisfy our demand forecasts that are necessarily imprecise. It is likely that from time to time we will have either an excess or shortage of product inventory. In addition, because we rely on third-party vendors for the supply of our devices, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control. Excess inventory levels would subject us to the risk of inventory obsolescence, while insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in a write down for excess inventory. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

Ooma Inc. | FY2018 Form 10-K | 26

Catastrophic events or political instability could disrupt and cause harm to our business.

Our corporate headquarters, offices and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

As of January 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of $83.0 million and $62.0 million, respectively, available to offset future taxable income, which will begin to expire in 2030 if not utilized. We also have federal and research and development tax credit carryforwards that will begin to expire in 2030 and California research and development tax credit carryforwards with no expiration date.  Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma Inc. | FY2018 Form 10-K | 27

Risks Related to Federal, State and International Regulation

Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation. Our business is regulated by the Federal Communications Commission, or FCC. As a communications services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal Universal Service Fund contributions and other regulatory assessments, E‑911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

State Regulation. We are also subject to state consumer protection laws, as well as U.S. state, municipal and local sales, use, excise, utility user and ad valorem taxes, fees or surcharges. The imposition of such regulatory obligations or the imposition of additional taxes on our services could increase our cost of doing business and limit our growth.

International Regulation. As we expand internationally, we may be subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. For example, we are subject to regulation in Canada by the CRTC, subject to Canadian federal privacy laws and provincial consumer protection legislation. Our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs and prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

The adoption of additional 911 requirements by the FCC could increase our costs that could make our service more expensive, decrease our profit margins, or both.

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

Ooma Inc. | FY2018 Form 10-K | 28

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties.

We may not be able to comply with FCC rules governing completion of calls to rural areas and related reporting requirements.

In November 2013, the FCC adopted rules that impose recording, retention, and reporting requirements on VoIP providers like us. These rules support the Commission’s ability to monitor and redress rural call completion problems, as well as their efforts to enforce restrictions on blocking, choking, reducing, or restricting calls. Under the rules, a covered provider must record and retain, for at least nine months, information about calls attempts to rural areas and must report that data to the FCC on a quarterly basis. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate. On July 14, 2017, the FCC released a Second Further Notice of Proposed Rulemaking to consider alternatives to the existing rural call completion requirements, but has not yet taken action on that Notice.

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

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs, including the manner in which companies, like us, contribute to the federal USF program, and whether non-interconnected VoIP providers, texting providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We currently pass-through USF contributions and certain other fees and surcharges to our customers, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

Ooma Inc. | FY2018 Form 10-K | 29

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

For example, in the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. In Canada, penalties for non-compliance with certain Canadian anti-spam legislation that became effective over 2014 and 2015 are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities.

The EU’s General Data Protection Regulation, or GDPR, becomes effective in May 2018 and comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We are taking administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures will be sufficient or complete when the GDPR goes into effect in May 2018.

Ooma Inc. | FY2018 Form 10-K | 30

Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may increase the cost of our operations, affect our ability to provide all the current features of our small business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords, store them on a mobile device that is lost or stolen, or otherwise fall prey to attacks outside our system, creating the perception that our systems are not secure against third-party access. If our third-party contractors or vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

Ooma Inc. | FY2018 Form 10-K | 31

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

Our products and services are subject to export and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and economic sanctions programs generally prohibit the export of certain products and services to countries, governments and persons subject to U.S. economic embargoes and trade sanctions unless a license, approval, or other authorization is obtained from the U.S. Government. Obtaining the necessary authorizations and licenses for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, government investigations, reputational harm, fines which may be imposed on us and responsible employees or managers, and, in extreme cases, the incarceration of responsible employees or managers.

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of

Ooma Inc. | FY2018 Form 10-K | 32

such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. A complaint was filed by the County of Berks, Pennsylvania on January 21, 2016 alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject. See Note 11: Commitments and Contingencies of the accompanying notes of our consolidated financial statements.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.”

The Sarbanes-Oxley Act requires, among other things, that we make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations.

Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If we are unable to conclude that our internal control over financial reporting is effective, or if we are required to restate our financial statements as a result of ineffective internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

From time to time, we plan to release earnings guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which will include forward‑looking statements, will be based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our

Ooma Inc. | FY2018 Form 10-K | 33

business outlook with analysts and investors. Accordingly, we do not accept any responsibility for any projections or reports published by any such third parties.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception these sales might occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. At January 31, 2018, we had 19.1 million shares of common stock outstanding of which approximately 17.7 million shares were freely tradable. In addition, we have registered shares of common stock which we may issue under our employee stock plans and they may be sold freely in the public market upon issuance. We may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, and investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

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

Ooma Inc. | FY2018 Form 10-K | 34

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

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;
•	authorizing the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•	prohibiting cumulative voting in the election of directors;
•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibiting stockholder action by written consent;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

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

Our stock price has been and will likely continue to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the U.S. and global economies or financial markets.

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us. In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, many companies that have experienced volatility in their stock price have become subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a

Ooma Inc. | FY2018 Form 10-K | 35

target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

We are currently subject to securities class action litigation in connection with our initial public offering and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company, its directors, and certain officers have been named as defendants in a consolidated securities class actions (“the Securities Litigation”). See Note 11: Commitments and Contingencies of the notes of our consolidated financial statements for a detailed description of the Securities Litigation and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigation. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Sunnyvale, California and consists of lease space aggregating approximately 33,400 square feet. We also lease additional office and warehouse space in the San Francisco Bay Area for various product development, operational and customer support purposes. Pursuant to co-location agreements, we lease space from third-party data center hosting facilities in Northern California, Texas and Virginia that support our cloud infrastructure. We believe our existing facilities are adequate to meet our current requirements. We believe that we will be able to obtain additional space at other locations at commercially reasonable terms to support our continuing expansion.

ITEM 3. Legal Proceedings

For a discussion of legal proceedings, see Note 11: Commitments and Contingencies – Legal Proceedings in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, which information is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

Ooma Inc. | FY2018 Form 10-K | 36

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015. The following table sets forth for the periods indicated the high and low intra-day sales prices per share of our common stock, as quoted on the NYSE.

	High	Low
Fiscal Year Ended January 31, 2018
Fourth Quarter	$12.75	$9.00
Third Quarter	$11.00	$7.30
Second Quarter	$12.30	$7.55
First Quarter	$12.30	$8.85

Fiscal Year Ended January 31, 2017
Fourth Quarter	$9.90	$8.40
Third Quarter	$9.92	$8.03
Second Quarter	$8.67	$6.22
First Quarter	$7.30	$5.43

Holders of Record. As of January 31, 2018, there were approximately 93 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Ooma Inc. | FY2018 Form 10-K | 37

Stock Price Performance Graph.  This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Ooma, Inc. under the Securities Act of 1933, as amended, or the Securities Act, except as shall be expressly set forth by specific reference in such filing. The stock price performance on this performance graph is not necessarily indicative of future stock price performance.

Sales of Unregistered Securities. Not applicable.

Use of Proceeds. On July 17, 2015, our registration statement on Form S-1 was declared effective by the SEC for our IPO. There has been no material change in the planned use of proceeds from our IPO.

Ooma Inc. | FY2018 Form 10-K | 38

ITEM 6. Selected Consolidated Financial Data

The information set forth below for the five years ended January 31, 2018 is not necessarily indicative of results of future operations, and should be read in conjunction with MD&A and the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K (in thousands, except share and per share data):

Consolidated Statements of Operations Data:

	Fiscal Year Ended January 31,
	2018	2017	2016	2015	2014
Revenue	$114,490	$104,524	$88,775	$72,201	$53,665
Gross profit	$68,092	$59,329	$46,910	$35,477	$22,198
Net loss	$(13,121)	$(12,949)	$(14,052)	$(6,410)	$(2,000)
Basic and diluted net loss per share	$(0.71)	$(0.74)	$(1.38)	$(2.81)	$(1.18)
Weighted-average common shares outstanding	18,570,128	17,490,448	10,173,095	2,284,241	1,688,846

Consolidated Balance Sheets Data:

	As of January 31,
	2018	2017	2016	2015	2014
Cash, cash equivalents and short-term investments	$51,790	$53,201	$55,404	$9,133	$6,364
Working capital (deficit)	29,338	34,299	35,891	(5,863)	(6,959)
Total assets	73,431	73,338	76,536	31,277	17,716
Debt and capital lease obligations	—	—	632	11,960	2,415
Deferred revenue, current and non-current	15,984	16,030	15,072	14,383	10,356
Total liabilities	36,363	33,518	33,646	42,785	24,034
Total stockholders' equity (deficit)	37,068	39,820	42,890	(45,145)	(39,859)

Ooma Inc. | FY2018 Form 10-K | 39

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2018 as fiscal 2018, our fiscal year ended January 31, 2017 as fiscal 2017, and our fiscal year ended January 31, 2016 as fiscal 2016. All other references to years are references to calendar years.

Executive Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart SaaS platform serves as a communications hub, which offers cloud-based telephony, home security and other connected services. Our business and residential communications solutions deliver our proprietary PureVoice high-definition voice quality, advanced features and integration with mobile devices, at competitive pricing and value. Our platform helps create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We drive the adoption of our platform by providing communications solutions to the large and growing markets for business, residential and mobile users, and then accelerate growth by offering new and innovative connected services to our user base. Our customers adopt our platform by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet, and activating our subscription and services, for which they primarily pay on a recurring monthly basis. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

We generate subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services. We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service. We offer our solutions in the U.S. and Canadian markets and recently began expanding our operations outside of North America.

Beginning in fiscal 2018, we modified our key business metrics to focus on data related to our primary business which is Ooma Telo for residential customers and Ooma Office for small business customers. Accordingly, our key business metrics below for core users, annualized exit recurring revenue and net dollar subscription retention rate reflect this change and exclude Business Promoter users and revenue for all periods presented.

See Item 1. Business above for additional information regarding our business, products and services, competitive market and regulatory matters.

Fiscal 2018 and Recent Highlights

•

Total revenue was $114.5 million, up 10% year-over-year, reflecting an 8% increase in core users. We have grown our core users 25% from approximately 746,000 as of January 31, 2016 to approximately 929,000 as of January 31, 2018.

•

Subscription and services revenue has increased as a percentage of our total revenue over the last three years, from approximately 82% in fiscal 2016 to 89% in fiscal 2018. We expect subscription and services revenue to continue to increase for the foreseeable future.

•	Subscription and services revenue from Ooma Office and Ooma Telo grew 59% and 12% year-over-year, respectively.
•	Total gross margin was 59%, up from 57% in fiscal 2017 and 53% in fiscal 2016, driven by the higher growth of our subscription and services revenue as compared to product and other revenue.
•

Net loss was $13.1 million, compared to $12.9 million in fiscal 2017 and $14.1 million in fiscal 2016, reflecting continued investments in research and development, brand marketing and channel development.

•	Adjusted EBITDA was ($0.2) million, compared to ($1.4) million in fiscal 2017 and ($6.5) million in fiscal 2016.
•

Cash provided from operations was $3.2 million, compared to $0.4 million in fiscal 2017 and cash used in operations of ($0.5) million in fiscal 2016. As of January 31, 2018, we had total cash, cash equivalents and short-term investments of $51.8 million.

Ooma Inc. | FY2018 Form 10-K | 40

We recently completed two business acquisitions as part of bringing unique differentiated solutions to the marketplace.

•

In December 2017, we acquired Butterfleye, Inc, a smart video camera and security platform that we plan to sell both standalone and in combination with our home security solution. The aggregate purchase price included $1.4 million cash paid at closing, as well as certain deferred cash payments contingent upon the attainment of performance milestones. See Note 12: Acquisitions and Divestitures in the notes to our consolidated financial statements.

•

In March 2018, we acquired Voxter Communications, Inc., a provider of UCaaS solutions for mid-market and enterprise businesses. We believe Voxter will complement our Ooma Office solution and allow us to meet the needs of organizations of all sizes. The aggregate purchase price included approximately $3.6 million in combined cash and common stock consideration, as well as certain deferred earnout payments contingent upon the achievement of certain business milestones. See Note 15: Subsequent Events in the notes to our consolidated financial statements.

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

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Office customers than Ooma Telo customers, which is driven in part by the failure rate of small businesses. Accordingly, we expect that our overall core user churn rate will increase if sales of our small business products increase relative to sales of residential products.

Growth in additional services. We believe that there is significant opportunity for us to increase the additional subscription and services that our customers purchase from us in both the business and residential markets. Customers who purchase additional subscription and services from us generate more value to Ooma over the life of our customer relationship. In order to drive adoption of additional services, we will need to continue to enhance our existing solutions and develop new connected services. For example, we are investing to develop our comprehensive home security solution and continue to invest in Ooma Office to launch a handful of additional features, including support for businesses with more than one location.

Investing in long-term revenue growth. We believe that our total addressable market opportunity is large and we intend to continue investing in sales and marketing to grow our user base. However, we expect the markets in which we conduct our business will remain highly competitive. We recently entered the home security market and face significant competition from incumbent providers promoting their own home security related offerings. We also expect to continue investing in research and development to enhance our platform and develop additional connected services. As described above, we recently completed two business acquisitions, and we may evaluate additional possible acquisitions of businesses, products and technologies that are complementary to our business.

In addition, we are adopting ASC 606, Revenue from Contracts with Customers effective February 1, 2018, which will result in timing and presentation changes affecting our consolidated balance sheet and statement of operations. Under ASC 606, product revenue for sales made through our channel partners will be recognized upon the sale to the partners (sell-in basis) instead of upon resale by the partners to the end customers (sell-through basis). Beginning with the first quarter of fiscal 2019, we will also defer all incremental commission costs of acquiring customer contracts and amortize them to sales and marketing expense over an estimated customer life of five years. Previously, we expensed sales commissions as incurred. Refer to Note 3: Recent Accounting Standards in the notes to our consolidated financial statements for additional details regarding our evaluation of ASC 606.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics exclude Business Promoter data for all periods presented because it is not part of our primary cloud communications business. We believe that this change enables us to better evaluate the performance of our primary cloud communications business in a given period compared to those in prior and future periods.

Ooma Inc. | FY2018 Form 10-K | 41

The following table sets forth our key metrics for each of the periods indicated (in thousands, except percentages):

	As of January 31,
	2018	2017	2016
Core users	929	858	746
Annual Exit Recurring Revenue (AERR)	$102,992	$85,247	$71,365
Net Dollar Subscription Retention Rate	101%	96%	101%
Adjusted EBITDA	$(217)	$(1,414)	$(6,512)

Core Users increased 8% year-over-year, which was primarily driven by growth in both business and residential users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue increased year-over-year due to an increase in the average revenue per core user, which was driven by the increase in total Office core users and in part by the changes made to our residential customer pricing structure in October 2017. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue (excluding Talkatone revenue) by the average number of core users each quarter, and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR.

Net Dollar Subscription Retention Rate increased year-over-year due to an increase in the average revenue per core user as we continued to offer more services to our customers and in part due to the changes made to our residential customer pricing structure in October 2017. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base. It measures the percentage year-over-year change in our recurring subscription revenue per core user (excluding Talkatone revenue), which is then adjusted by factoring in the percentage of our core users we have retained during the same period. Our net dollar subscription retention rate is affected by changes in average amounts that our core users pay to us, fluctuations in the number of our core users, and our core user churn rate.

We calculate our estimated net dollar subscription retention rate for our core users by multiplying:

(i)	our year-over-year percentage change in annual recurring revenue per core user, which is calculated by:
▪	determining the annual recurring revenue per core user by dividing annual recurring revenue for the period ended by the number of core users at the end of that particular period; and
▪

calculating the year-over-year percentage change in annual recurring revenue per core user by dividing the current period recurring revenue per core user by the annual recurring revenue per core user for the same period in the prior year.

by:

(ii)	our core user annual retention rate, which is calculated by:
▪

determining our core user churn, by identifying the number of paying core users who terminate service during a month, excluding infant churn, which we define as office extensions and home users who terminate service prior to the end of the second full calendar month after their activation date;

▪	calculating our monthly churn rate by dividing our churn in a month by the number of core users at the beginning of that month; and
▪	calculating our annual retention rate as one minus the sum of our monthly churn rates for the preceding 12-month period.

Adjusted EBITDA

We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income, depreciation and amortization, stock-based compensation and related taxes, and acquisition-related costs.

Ooma Inc. | FY2018 Form 10-K | 42

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, changes in in the fair value of acquisition-related contingent consideration and stock warrants, or write-off of non-cash deferred debt issuance costs;

•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest and other income/expense; and
•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Net loss	$(13,121)	$(12,949)	$(14,052)
Interest and other (income) expense, net	(603)	(327)	591
Depreciation and amortization	1,958	1,648	1,410
Acquisition-related costs and intangible amortization	431	348	393
Stock-based compensation and related taxes	11,118	9,866	4,653
Write-off of non-cash deferred debt issuance costs	—	—	332
Change in fair value of warrant liability	—	—	442
Change in fair value of acquisition-related contingent consideration	—	—	(281)
Adjusted EBITDA	$(217)	$(1,414)	$(6,512)

Components of Results of Operations

Revenue

Subscription and services revenue is comprised primarily of recurring subscription fees from customers accessing our communications solutions, such as Ooma Telo, Ooma Office, international calling plans and other subscriptions. Revenue is also generated from payments associated with directory assistance and advertisements through the Talkatone mobile application. We expect our subscription and services revenue to increase as we continue to expand our core user base, driven primarily by growth in Ooma Office.

Product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services (including shipping and handling fees for our direct customers), as well as porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Office or Telo. We expect our product and other revenue to remain relatively flat on a year-over-year basis.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, credit card processing fees, costs to maintain data centers, including co-location fees for the right to place our servers in data centers owned by third parties, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support, and allocated costs of facilities and information technology.

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise appliances and end-point devices, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipment of on-premise appliances and end-point devices, and allocated costs of facilities and information technology.

Ooma Inc. | FY2018 Form 10-K | 43

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges, and changes in our headcount. We expect to continue investing in our network infrastructure and customer support function to support our growth and maintain quality of service and security. We expect our subscription and services gross margin to increase over the long-term, in part as our business revenue becomes a larger portion of total subscription revenue.

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped during a period as compared to the direct costs of production and relatively fixed personnel costs incurred during the period. We sell our on-premise appliances at an aggressive price point to facilitate the adoption of our platform. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in the mix between subscription and services revenue and product and other revenue will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise appliances, we would expect our total gross margin to be impacted.

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively grow our core users and expand our operations internationally.

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, allocated costs of facilities and information technology, software tools and product certification. We expect our research and development expenses to continue to grow in absolute dollars and as a percentage of total revenue.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees. In addition, it includes professional service fees, legal fees and allocated costs of facilities and information technology. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenue going forward.

Ooma Inc. | FY2018 Form 10-K | 44

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenue:
Subscription and services	$101,999	$91,127	$73,064
Product and other	12,491	13,397	15,711
Total revenue	114,490	104,524	88,775
Cost of revenue:
Subscription and services	31,406	29,650	25,715
Product and other	14,992	15,545	16,150
Total cost of revenue (1)	46,398	45,195	41,865
Gross profit	68,092	59,329	46,910
Operating expenses:
Sales and marketing (1)	37,302	33,768	28,534
Research and development (1)	29,328	24,239	18,502
General and administrative (1)	15,186	14,598	12,561
Total operating expenses	81,816	72,605	59,597
Loss from operations	(13,724)	(13,276)	(12,687)
Interest and other income (expense), net	603	327	(923)
Change in fair value of warrants	—	—	(442)
Net loss	$(13,121)	$(12,949)	$(14,052)

(1)	Includes stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of revenue	$1,129	$1,038	$437
Sales and marketing	1,857	1,455	611
Research and development	4,046	3,619	1,683
General and administrative	4,086	3,754	1,922
Total	$11,118	$9,866	$4,653

Consolidated Statement of Operations: Comparison of fiscal 2018, 2017 and 2016 (dollars in tables are in thousands)

Revenue

	Fiscal Year Ended January 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Revenue:
Subscription and services	$101,999	$91,127	$73,064	$10,872	12%	$18,063	25%
Product and other	12,491	13,397	15,711	(906)	(7)%	(2,314)	(15)%
Total revenue	$114,490	$104,524	$88,775	$9,966	10%	$15,749	18%
Percentage of revenue:
Subscription and services	89%	87%	82%
Product and other	11%	13%	18%
Total	100%	100%	100%

Ooma Inc. | FY2018 Form 10-K | 45

Fiscal 2018 Compared to Fiscal 2017

Subscription and services revenue increased $10.9 million, or 12%, year-over-year, driven by a 59% increase in revenue from Ooma Office and a 12% increase from Ooma Telo, offset in part by a decline in revenue from Talkatone and Business Promoter. Year-over-year revenue growth reflected an 8% increase in our core users to approximately 929,000 as of January 31, 2018 from approximately 858,000 as of January 31, 2017, as well as changes to our residential customer pricing structure that were implemented in October 2017. Revenue earned from Business Promoter declined to approximately $1.8 million in fiscal 2018 from approximately $5.4 million in the prior year, due to our sale of the Business Promoter service in early August 2017.

The year-over-year decline in product and other revenue was primarily attributable to lower Telo-related sales, offset in part by growth in unit sales of home security sensors and end-point devices.

Fiscal 2017 Compared to Fiscal 2016

Subscription and services revenue increased by $18.1 million in fiscal 2017 as compared to fiscal 2016, primarily due to growth in our core users which increased to approximately 858,000 core users as of January 31, 2017 from approximately 746,000 core users as of January 31, 2016. The increase in subscription and services revenue was also in part due to an increase in our small business revenue driven by growth in Ooma Office.

Our product and other revenue decreased by $2.3 million in fiscal 2017 as compared to fiscal 2016, primarily due to a decrease in the volume of units sold and lower average selling prices as we continued to sell our on-premises appliances at an aggressive price to our customers.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Cost of revenue:
Subscription and services	$31,406	$29,650	$25,715	$1,756	6%	$3,935	15%
Product and other	14,992	15,545	16,150	(553)	(4)%	(605)	(4)%
Total cost of revenue	$46,398	$45,195	$41,865	$1,203	3%	$3,330	8%
Gross profit:
Subscription and services	$70,593	$61,477	$47,349	$9,116	15%	$14,128	30%
Product and other	(2,501)	(2,148)	(439)	(353)	16%	(1,709)	389%
Total	$68,092	$59,329	$46,910	$8,763	15%	$12,419	26%
Gross margin:
Subscription and services	69%	67%	65%
Product and other	(20)%	(16)%	(3)%
Total	59%	57%	53%

Fiscal 2018 Compared to Fiscal 2017

Total gross margin increased to 59% in fiscal 2018 as compared to 57% in fiscal 2017, primarily due to higher proportionate growth of subscription and services revenue. The improvement in gross margin was driven by higher revenues from Ooma Office and the benefits of scale on a larger core user base. Product and other revenue gross margin of (20%) decreased year-over-year from (16%) due to a decrease in the sale of end-point devices and related porting fees.

Cost of subscription and services revenue for fiscal 2018 increased $1.8 million year-over-year, reflecting a $0.9 million increase in credit card processing fees, a $0.7 million increase in network infrastructure related costs, driven by our international expansion, and to a lesser extent increases in personnel and consultant costs that were partly offset by a decline in the Business Promoter cost of sales due to our sale of the Business Promoter service in August 2017.

The decrease in cost of product and other revenue of $0.6 million reflected higher freight costs due to increased direct consumer shipments in fiscal 2018 as compared to fiscal 2017.

Fiscal 2017 Compared to Fiscal 2016

Total gross margin increased to 57% in fiscal 2017 as compared to 53% in fiscal 2016, primarily due to higher proportionate growth of subscription and services revenue (as subscription and services revenue carries higher gross margin). The improvement in gross margin was primarily due to higher revenues from Ooma Office and also due to benefits of scale as our subscriber base increased.

Ooma Inc. | FY2018 Form 10-K | 46

Cost of subscription and services revenue for fiscal 2017 increased $3.9 million year-over-year, reflecting a $1.6 million increase in telecom and hosting fees, driven by growth in our core users; a $0.9 million increase in credit card processing fees, a $0.7 million increase in personnel and consultant costs, driven by increased headcount and growth in business; and a $0.5 million increase in stock-based compensation.

The decrease in cost of product and other revenue of $0.6 million was primarily due to a decrease in the number of on-premise appliances sold in fiscal 2017 as compared to fiscal 2016, offset by an increase in the number of end-point devices sold to both our residential and small business customers.

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
Sales and marketing	$37,302	$33,768	$28,534	$3,534	10%	$5,234	18%
Research and development	29,328	24,239	18,502	5,089	21%	5,737	31%
General and administrative	15,186	14,598	12,561	588	4%	2,037	16%
Total operating expenses	$81,816	$72,605	$59,597	$9,211	13%	$13,008	22%

Sales and Marketing

Fiscal 2018 Compared to Fiscal 2017.  Sales and marketing expenses for fiscal 2018 increased $3.5 million or 10% year-over-year, due to a $3.7 million increase in sales commissions, a net $1.1 million increase in personnel and consultant related costs, driven by higher headcount, coupled with a $0.6 million increase in facilities related costs and a $0.4 million increase in stock-based compensation. These higher expenses were offset in part by a net $2.6 million decrease in marketing activities, primarily Telo-related advertising expenses. The year-over-year growth in sales and marketing supported the expansion of our sales efforts to drive growth in our small business solutions.

Fiscal 2017 Compared to Fiscal 2016.  Sales and marketing expenses for fiscal 2017 increased $5.2 million or 18% year-over-year, due to a $3.2 million increase in personnel and consultant related costs, driven by higher headcount and growth in business, a $0.8 million increase in stock-based compensation, a $0.7 million increase in marketing activities and a $0.4 million increase in facilities and equipment related costs.

Research and Development

Fiscal 2018 Compared to Fiscal 2017.  Research and development expenses for fiscal 2018 increased $5.1 million or 21% year-over-year, primarily due to a $3.5 million increase in personnel and consultant related costs, driven by higher headcount, a $1.0 million increase in facilities, supplies and equipment related costs and a $0.4 million increase in stock-based compensation. The year-over-year growth in research and development supported the continued development of our office platform, including international expansion and the launch of WeWork locations, as well as adding new features and product offerings to our home security solution.

Fiscal 2017 Compared to Fiscal 2016.  Research and development expenses for fiscal 2017 increased $5.7 million or 31% year-over-year, primarily attributable to a $3.2 million increase in personnel and consultant related costs, driven by higher headcount to support Ooma Office growth, a $1.9 million increase in stock-based compensation and a $0.5 million increase in facilities and equipment related costs.

General and Administrative

Fiscal 2018 Compared to Fiscal 2017.  General and administrative expenses for fiscal 2018 increased $0.6 million or 4% year-over-year, reflecting a $1.0 million increase in personnel and consultant related costs and stock-based compensation costs, driven by higher headcount, offset in part by a $0.5 million decrease in legal expenses.

Fiscal 2017 Compared to Fiscal 2016.  General and administrative expenses for fiscal 2017 increased $2.0 million or 16% year-over-year, which was primarily attributable to a $1.8 million increase in stock-based compensation and a $0.4 million increase in legal and professional services fees, offset in part by a $0.3 million decrease in consultant costs.

Ooma Inc. | FY2018 Form 10-K | 47

Other Income (Expense), net

Other income (expense) is comprised mainly of interest income related to our short-term investments during fiscal 2018 and 2017, as well as debt-related interest expense and stock warrant charges during fiscal 2016.

	Fiscal Year Ended January 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Interest and other income (expense), net	$603	$327	$(923)	$276	$1,250
Change in fair value of warrants	—	—	(442)	—	442
Total interest and other income (expense), net	$603	$327	$(1,365)	$276	$1,692

Fiscal 2018 Compared to Fiscal 2017

Other income, net increased by $0.3 million in fiscal 2018 as compared to fiscal 2017 due to higher interest income earned from our short-term investment portfolio.

Fiscal 2017 Compared to Fiscal 2016

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

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures, including non-GAAP net loss and Adjusted EBITDA (see above). These non-GAAP financial measures exclude non-cash or non-recurring expenses including stock-based compensation expense and related taxes, amortization of intangibles, acquisition-related costs, change in fair value of acquisition-related contingent consideration, change in fair value of warrants and write-off of non-cash deferred debt issuance costs.

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

Reconciliations of our GAAP and non-GAAP financial measures were as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
GAAP net loss	(13,121)	$(12,949)	$(14,052)
Stock-based compensation and related taxes	11,118	9,866	4,653
Acquisition-related costs and intangible amortization	431	348	393
Change in fair value of acquisition-related contingent consideration	—	—	(281)
Change in fair value of warrant liability	—	—	442
Write-off of non-cash deferred debt issuance costs	—	—	332
Non-GAAP net loss	$(1,572)	$(2,735)	$(8,513)

Ooma Inc. | FY2018 Form 10-K | 48

Quarterly Results of Operations and Trends

The following table sets forth selected quarterly financial data for each of the eight quarterly periods ended January 31, 2018 (in thousands, except percentages):

	Three Months Ended
	January 31	October 31	July 31	April 30
Fiscal 2018
Total revenue	$30,220	$28,505	$28,187	$27,578
Gross profit	$18,312	$17,166	$16,581	$16,033
Gross margin	61%	60%	59%	58%
Total operating expenses	$21,419	$20,493	$20,373	$19,531
Net loss	$(2,927)	$(3,179)	$(3,623)	$(3,392)

Fiscal 2017
Total revenue	$27,564	$27,007	$25,494	$24,459
Gross profit	$15,788	$15,343	$14,549	$13,649
Gross margin	57%	57%	57%	56%
Total operating expenses	$18,701	$18,251	$17,962	$17,691
Net loss	$(2,832)	$(2,821)	$(3,340)	$(3,956)

Revenue. Our total revenue has grown quarter-over-quarter primarily due to the continued growth in our subscriber base driven by an increase in our core users.

Gross Profit and Gross Margin. Over the past eight fiscal quarters, our gross profit has increased sequentially each quarter in absolute dollars and gross margin has increased from 56% to 61%, reflecting the increasing mix of subscription and services revenue as a percentage of total revenue.

Operating Expenses. Our quarterly operating expenses in absolute dollars increased sequentially for all the periods presented, primarily driven by growing employee and contingent headcount and personnel-related expenses, as well as marketing and advertising expenses associated with our efforts to increase our overall subscriber base and product sales.

Liquidity and Capital Resources

As of January 31, 2018, we had $51.8 million of total cash and investments. To date, we have funded our operations primarily through sales to our customers as well as proceeds from our IPO in July 2015. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the first quarter of fiscal 2019, we entered into a definitive agreement to acquire Voxter Communications for cash and stock consideration of approximately $3.6 million.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Net cash provided by (used in) operating activities	$3,173	$385	$(470)
Net cash used in investing activities	(2,155)	(22,969)	(30,962)
Net cash (used in) provided by financing activities	(525)	(839)	49,712
Net increase (decrease) in cash and cash equivalents	$493	$(23,423)	$18,280

Ooma Inc. | FY2018 Form 10-K | 49

Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Net loss	$(13,121)	$(12,949)	$(14,052)
Non-cash charges	13,327	11,979	7,013
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,856	895	(1,215)
Decrease (increase) in inventories and deferred inventory costs	310	(426)	3,305
(Increase) decrease in prepaid expenses and other assets	(1,519)	84	(470)
Increase (decrease) in accounts payable and other liabilities	2,366	(156)	4,260
(Decrease) increase in deferred revenue	(46)	958	689
Net cash provided by (used in) operating activities	$3,173	$385	$(470)

For fiscal 2018, our net loss of $13.1 million included non-cash charges of $13.3 million primarily related to stock-based compensation and depreciation and amortization. Operating asset and liability changes for fiscal 2018 included:

•

a decrease of $1.9 million in accounts receivable primarily due to timing of billing and our cash collections, driven by lower revenue from Talkatone during fiscal 2018 as well as due to the sale of the Business Promoter service in August 2017

•	an increase of $2.4 million in accounts payable and accrued liabilities primarily due to the timing of payments and reflecting higher operating expenses compared to the prior year
•	a net increase of $1.5 million in prepaid expenses and other assets due to the timing of certain payments
•	a net decrease of $0.3 million in our inventory and related deferred costs, reflecting lower inventory levels at channel partners

The net $2.8 million increase in operating cash flow from fiscal 2017 to fiscal 2018 was primarily due to increased cash collections from our customers, driven by revenue growth year-over-year, as well as favorable changes in operating assets and liabilities.

For fiscal 2017, our net loss of $12.9 million included non-cash charges of $12.0 million primarily related to stock-based compensation of $9.8 million and depreciation and amortization of $2.2 million. Operating asset and liability changes for fiscal 2017 included:

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

The net $0.9 million increase in operating cash flow from fiscal 2016 to fiscal 2017 was primarily due to favorable changes in operating assets and liabilities.

Investing Activities

Our investing activities include short-term investment activities, capital expenditures and business acquisitions. Our capital expenditures have primarily been for general business purposes, including expansion of our network operations centers, computer equipment used internally, and leasehold improvements as we have expanded our office space to accommodate our growth in headcount.

During fiscal 2018, we used $2.2 million in investing activities for purchases of short-term investments of $49.3 million, purchases of property and equipment of $2.5 million, and a business acquisition for $1.4 million, offset by proceeds from maturities and sales of short-term investments totaling $51.0 million. The decrease in cash outflow from fiscal 2017 to fiscal 2018 was attributable primarily to activity in our investment portfolio, reflecting a decrease in investment purchases and an increase in maturities.

Ooma Inc. | FY2018 Form 10-K | 50

During fiscal 2017, we used $23.0 million in investing activities for purchases of short-term investments of $59.0 million and purchases of property and equipment of $1.6 million, offset by proceeds from maturity and sale of short-term investments of $37.6 million. The decrease in cash outflow from fiscal 2016 to fiscal 2017 was attributable primarily to the absence of maturities of short-term investments in fiscal 2016.

Financing Activities

Cash generated from financing activities include net proceeds from common stock issuances related to employee stock benefit plans and proceeds from borrowings, if any, under our credit facilities, if any. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units, repayment of debt and capital leases, payment of preferred warrant liability and payment of acquisition related earn-out.

During fiscal 2018, financing activities used $0.5 million of cash, which consisted of payment of $2.4 million related to shares repurchased for tax withholdings on vesting of restricted stock units, offset by proceeds of $1.9 million from the issuance of common stock related to our employee stock purchase plan and stock option exercises.

During fiscal 2017, financing activities used $0.8 million of cash, which consisted of payment of $1.6 million related to shares repurchased for tax withholdings on vesting of restricted stock units, repayment of $0.6 million of capital lease obligations and payment of $0.1 million of acquisition-related earn-out, offset by proceeds of $1.5 million from the exercise of options and issuance of common stock related to employee stock purchase plan. In comparison, fiscal 2016 financing activities generated cash inflows of $49.7 million due to net proceeds of $57.0 million from our IPO in July 2015, as well as net proceeds of $5.0 million from preferred stock, that were partly offset by $11.6 million for debt repayments.

Contractual Obligations and Commitments

As of January 31, 2018, our total future expected payment obligations under non-cancelable agreements with terms longer than one year were approximately $4.3 million. See Note 11 Commitments and Contingencies in the notes to our consolidated financial statements for a table of contractual obligations, including payments due by period. As of January 31, 2018, non-cancelable purchase commitments with our contract manufacturers totaled approximately $3.3 million.

Off-Balance Sheet Arrangements.  We do not have any relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our future consolidated financial statements will be affected to the extent that our actual results materially differ from these estimates. Note 2 to the notes to consolidated financial statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

Revenue Recognition

We derive revenue from two sources: (1) subscription and services revenue, which is generated from the sale of subscription plans and other services; and (2) product and other revenue. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, collection of the fees is reasonably assured and the fee is fixed or determinable. For all periods presented, we recognized revenue in accordance with ASC Topic 605, Revenue Recognition.

Subscription revenue is derived primarily from recurring monthly and annual payments related to service plans such as Ooma Office, Ooma Telo, international calling plans and other subscriptions. Subscription revenue is recognized on a straight-line basis over the applicable contractual service term. Product and other revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees, as well as from porting fees that enable customers to transfer their existing phone numbers. We also generate product revenue from sales through distributors, retailers and resellers, or our channel partners, which are based on written purchase authorizations. Our distribution agreements with our channel partners typically contain clauses for price protection and rights of return (which results in prices for these transactions not being fixed or determinable, and increases the difficulty of estimating returns

Ooma Inc. | FY2018 Form 10-K | 51

from our channel partners). Accordingly, we defer product revenue and related costs of revenue on these product channel sales until the title transfers to the end-customer. See Note 2: Significant Accounting Policies in the notes to our consolidated financial statements for additional information regarding our subscription and services revenue and product and other revenue.

Substantially all of our revenue arrangements are multiple-element arrangements, which consist of an on-premise appliance and telephony services, which is available on a subscription plan. Telephony services and end-point devices purchased after a customer’s original arrangement are optional purchases that are accounted for as separate arrangements. We have determined that each unit of accounting has stand-alone value and account for each separately. We allocate revenue to each unit of accounting based on an estimated selling price at the inception of the arrangement. The total arrangement consideration is allocated to each separate unit of accounting using the relative selling price of each unit. We determine the estimated selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use the best estimate of selling price, or BESP, of each deliverable in its allocation of arrangement consideration. Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverable.

We determine VSOE of selling price for telephony services and end-point devices based on historical standalone sales to customers. In determining VSOE of selling price, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. We do not have VSOE or TPE for our on-premise appliances; we estimate BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices. The determination of BESP is made through consultation with and approval by our management. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and the timing of our revenue recognition could be affected.

Sales Reserves.  We record reductions to revenue for estimated sales returns from end users and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience. We monitor the accuracy of our sales reserve estimates by reviewing actual returns and credits and adjusts them for future expectations to determine the adequacy of current reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required. To date, actual results have not been materially different from our estimates.

New Revenue Recognition Standard. On February 1, 2018, the Company adopted Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will impact the way we recognize our product revenue for sales made through our channel partners, whereby revenue will be recognized upon the sale to the partners (sell-in basis) instead of our current recognition upon resale by the partners to the end customers (sell-through basis). Refer to Note 3: Recent Accounting Standards in the notes to our consolidated financial statements.

Inventories

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence based on projected future demand, actual historical experience and remaining shelf life. We adjust our inventory balances to approximate the lower of our standard manufacturing cost or net realizable value. In determining the adequacy of inventory write-downs, we analyze the following, among other things:

•	current inventory quantity on hand;
•	product acceptance and competitiveness in the marketplace;
•	customer demand;
•	historical sales;
•	forecast sales;
•	product life cycles and obsolescence, and;
•	technological innovations

Inventory write downs for excess and obsolete inventory are recorded in cost of goods sold within the consolidated statement of operations during the period in which such write-downs are determined as necessary by management. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales resulting in a net benefit to our gross margin in that period.

Inventory write-downs recorded for fiscal 2018, 2017 and 2016 were not material.

Ooma Inc. | FY2018 Form 10-K | 52

Stock-Based Compensation

Stock-based compensation expense for all stock-based awards granted is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each restricted stock unit (“RSU”) granted is determined using the fair value of our common stock on the date of grant. The fair value of each stock purchase right under our Employee Stock Purchase Plan (“ESPP”) is calculated based on the closing price of our stock on the date of grant and the value of put and call options is estimated using the Black-Scholes option pricing model.

The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of variables, of which the most subjective were estimated as follows:

•

Expected Term. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable since the completion of our IPO in July 2015. As a result, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term.

•

Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic volatility of the common stock of a group of comparable publicly traded companies over a period equivalent to the expected term.

Refer to Note 8: Stock-Based Compensation in the notes to our consolidated financial statements for additional information on our estimates related to stock-based compensation.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have recorded a full valuation allowance against our deferred tax assets as of January 31, 2018 and 2017.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Deferred tax assets associated with our unrecognized tax benefits were fully offset by a valuation allowance as of January 31, 2018 and 2017.

Ooma Inc. | FY2018 Form 10-K | 53

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and short-term investments. Our cash equivalents and investments are held in money market funds, U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of our available-for-sale securities as of January 31, 2018 and 2017, or our interest income for each of the three years in the period ended January 31, 2018. We did not hold any debt as of January 31, 2018 and 2017.

Foreign Currencies

To date, substantially all of our revenue has been denominated in U.S. and Canadian dollars. As a result, some of our revenue is subject to fluctuations due to changes in the Canadian dollar relative to the U.S. dollar. Substantially all of our operating expenses have been denominated in U.S. dollars. The functional currency for all of our entities is the U.S. dollar. To date, gains and losses from foreign currency transactions have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. A hypothetical 10% increase or decrease in overall foreign currency rates would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Ooma Inc. | FY2018 Form 10-K | 54

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma Inc. | FY2018 Form 10-K | 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ooma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the "Company") as of January 31, 2018 and 2017, the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 30, 2018

We have served as the Company's auditor since 2012.

Ooma Inc. | FY2018 Form 10-K | 56

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2018	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$4,483	$3,990
Short-term investments	47,307	49,211
Accounts receivable, net	2,858	4,714
Inventories	6,079	5,830
Deferred inventory costs	1,061	1,620
Prepaid expenses and other current assets	3,336	1,891
Total current assets	65,124	67,256
Property and equipment, net	4,732	4,176
Intangible assets, net	1,292	537
Goodwill	1,947	1,117
Other assets	336	252
Total assets	$73,431	$73,338
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,453	$5,857
Accrued expenses	14,777	11,579
Deferred revenue	15,556	15,521
Total current liabilities	35,786	32,957
Other liabilities	577	561
Total liabilities	36,363	33,518
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; no shares issued and outstanding on January 31, 2018 and 2017, respectively	—	—
Common stock $0.0001 par value: 100 million shares authorized; 19.1 million and 18.0 million shares issued and outstanding on January 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	128,081	117,639
Accumulated other comprehensive loss	(84)	(11)
Accumulated deficit	(90,931)	(77,810)
Total stockholders’ equity	37,068	39,820
Total liabilities and stockholders’ equity	$73,431	$73,338

See notes to consolidated financial statements.

Ooma Inc. | FY2018 Form 10-K | 57

Ooma, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2018	2017	2016
Revenue:
Subscription and services	$101,999	$91,127	$73,064
Product and other	12,491	13,397	15,711
Total revenue	114,490	104,524	88,775

Cost of revenue:
Subscription and services	31,406	29,650	25,715
Product and other	14,992	15,545	16,150
Total cost of revenue	46,398	45,195	41,865
Gross profit	68,092	59,329	46,910

Operating expenses:
Sales and marketing	37,302	33,768	28,534
Research and development	29,328	24,239	18,502
General and administrative	15,186	14,598	12,561
Total operating expenses	81,816	72,605	59,597
Loss from operations	(13,724)	(13,276)	(12,687)
Other income (expense):
Interest and other income (expense), net	603	327	(923)
Change in fair value of warrants	—	—	(442)
Net loss	$(13,121)	$(12,949)	$(14,052)

Net loss per share of common stock:
Basic and diluted	$(0.71)	$(0.74)	$(1.38)
Weighted-average number of shares used in per share amounts:
Basic and diluted	18,570,128	17,490,448	10,173,095

See notes to consolidated financial statements.

Ooma Inc. | FY2018 Form 10-K | 58

Ooma, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ EQuity (Deficit)

(Amounts in thousands, except shares and share data)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid‑In Capital	Income (Loss)	Deficit	Equity (Deficit)
BALANCE - January 31, 2015	8,353,748	$33,637	2,515,065	$—	$5,611	$—	$(50,756)	$(45,145)
Issuance of Series Beta preferred stock, net	241,469	5,000	—	—	—	—	—	—
Conversion of preferred stock to common stock upon IPO (see Note 7)	(8,595,217)	(38,637)	8,878,857	1	38,636	—	—	38,637
Issuance of common stock upon IPO, net	—	—	5,000,000	1	56,878	—	—	56,879
Reclassification of preferred warrant liability	—	—	—	—	1,075	—	—	1,075
Issuance of common stock related to acquisition	—	—	49,159	—	451	—	—	451
Issuance of common stock under equity based plans	—	—	426,075	—	331	—	—	331
Exercise of warrants to common stock	—	—	47,094	—	44	—	—	44
Stock-based compensation	—	—	—	—	4,653	—	—	4,653
Other comprehensive income	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(14,052)	(14,052)
BALANCE - January 31, 2016	—	—	16,916,250	2	107,679	17	(64,808)	42,890
Issuance of common stock related to acquisition	—	—	26,375	—	165	—	—	165
Issuance of common stock under equity based plans			1,223,211	—	1,558	—	—	1,558
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(170,281)	—	(1,588)	—	—	(1,588)
Stock-based compensation	—	—	—	—	9,772	—	—	9,772
Other comprehensive loss	—	—	—	—	—	(28)	—	(28)
Cumulative stock-based compensation forfeiture adjustment	—	—	—	—	53	—	(53)	—
Net loss	—	—	—	—	—	—	(12,949)	(12,949)
BALANCE - January 31, 2017	—	—	17,995,555	2	117,639	(11)	(77,810)	39,820
Issuance of common stock under equity based plans			1,345,392	—	1,964	—	—	1,964
Shares repurchased for tax withholdings on vesting of RSUs	—	—	(244,865)	—	(2,443)	—	—	(2,443)
Exercise of warrants to common stock	—	—	19,352	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,921	—	—	10,921
Other comprehensive loss	—	—	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	—	—	(13,121)	(13,121)
BALANCE - January 31, 2018	—	$—	19,115,434	$2	$128,081	$(84)	$(90,931)	$37,068

See notes to consolidated financial statements.

Ooma Inc. | 2018 Form 10-K | 59

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(13,121)	$(12,949)	$(14,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,921	9,772	4,653
Depreciation and amortization of property and equipment	1,958	1,648	1,410
Amortization of acquired intangible assets	313	348	393
Amortization and accretion of premiums from investments	135	211	64
Write-off of non-cash deferred debt issuance costs	—	—	332
Net changes in fair value of warrants and contingent liability	—	—	161
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	1,856	895	(1,215)
Inventories	(249)	(819)	3,070
Deferred inventory costs	559	393	235
Prepaid expenses and other assets	(1,519)	84	(470)
Accounts payable and other liabilities	2,366	(156)	4,260
Deferred revenue	(46)	958	689
Net cash provided by (used in) operating activities	3,173	385	(470)

Cash flows from investing activities:
Purchases of short-term investments	(49,331)	(59,007)	(28,078)
Proceeds from maturities of short-term investments	49,217	32,330	—
Proceeds from sales of short-term investments	1,800	5,266	—
Purchases of property and equipment	(2,478)	(1,558)	(2,884)
Business acquisition, net of cash assumed	(1,363)	—	—
Net cash used in investing activities	(2,155)	(22,969)	(30,962)

Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of RSUs	(2,443)	(1,588)	—
Proceeds from issuance of common stock	1,918	1,477	221
Proceeds from initial public offering and preferred stock, net	—	—	62,021
Repayment of debt, capital leases and warrants	—	(628)	(12,204)
Payment of acquisition related earn-out	—	(100)	(326)
Net cash (used in) provided by financing activities	(525)	(839)	49,712
Net increase (decrease) in cash and cash equivalents	493	(23,423)	18,280
Cash and cash equivalents at beginning of period	3,990	27,413	9,133
Cash and cash equivalents at end of period	$4,483	$3,990	$27,413

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$3	$2
Interest paid	$—	$18	$573
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$146	$122	$78
Contingent consideration for business acquisition	$311	$—	$—
Shares issued for business acquisition and related earn-out	$—	$165	$451
Conversion of preferred stock to common stock	$—	$—	$38,637
De-recognition of warrant liability to additional paid-in capital	$—	$—	$1,075

See notes to consolidated financial statements.

Ooma Inc. | FY2018 Form 10-K | 60

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers. The Company’s smart SaaS platform serves as a communications hub, which offers cloud-based telephony, home security and other connected services.

Principles of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2018, fiscal 2017 and fiscal 2016 refer to the fiscal years ended January 31, 2018, January 31, 2017 and January 31, 2016, respectively.

Use of Estimates. The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the consolidated statements of operations. Therefore, the consolidated statements of comprehensive loss have been omitted.

Note 2:  Significant Accounting Policies

Revenue Recognition.  The Company derives its revenue from two sources: (1) subscription and services revenue, which are generated from sales of subscription plans for communications solutions and other connected services; and (2) product and other revenue. Products and services are sold directly to end-customers via the Company’s website and through distributors and retailers.

The Company recognizes revenue when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	the service has been or is being provided to the customer, and product delivery has occurred;
•	collection of the fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring monthly and annual subscription fees related to service plans such as Ooma Office, Ooma Telo, international calling plans and other subscriptions. Subscription revenue is recognized on a straight-line basis over the contractual service term. Revenue is also generated from billings for prepaid international calls and directory assistance, which are recognized based on actual usage. A small portion of revenue is earned and recognized on a net basis from advertisements displayed through the Company’s Talkatone mobile application. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. See “Deferred Revenue” below.

Product and Other Revenue.  Product and other revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees, as well as from porting fees that enable customers to transfer their existing phone numbers. The Company normally recognizes revenue from sales to direct end-customers at the time the product is shipped. The Company also generates product revenue from sales through distributors, retailers and resellers (collectively the “channel partners”) which are based on written purchase authorizations. The Company’s distribution agreements with its channel partners typically contain clauses for price protection and rights of return, resulting in the pricing for these transactions not being fixed or determinable. Accordingly, the Company defers product revenue and related costs of revenue on these sales until the title transfers to the end-customer. Revenue is recorded net of any sales-related and telecommunications taxes that are billed to customers.

Ooma Inc. | 2018 Form 10-K | 61

Ooma, Inc.

Notes to Consolidated Financial Statements

Multiple-element Arrangements.  Substantially all of the Company’s arrangements are multiple-element arrangements, which consist of an on-premise appliance and telephony services, which is available on a subscription plan. Telephony services and end-point devices purchased after a customer’s original arrangement are optional purchases that are accounted for as separate arrangements. The Company accounts for each element separately and allocates revenue based on the estimated selling price for each deliverable. The Company determines VSOE of selling price for telephony services and end-point devices based on historical standalone sales to customers. In determining VSOE of selling price, the Company requires that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range of the median selling price. The Company does not have VSOE or TPE for its on-premise appliance and estimates BESP by considering company-specific factors such as pricing strategies, direct product and other costs, and bundling and discounting practices.

The Company does not have VSOE or third-party evidence for its on-premise appliance and allocates revenue based on its best estimate of the selling price, or BESP. The process for determining BESP considers company-specific factors such as pricing strategies, estimated product and other costs, and bundling and discounting practices. The determination of BESP is made through consultation with and approval by the Company’s management.

Deferred Revenue.  Deferred revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. The Company’s telephony services are sold as monthly or annual subscriptions, payable in advance. The Company recognizes deferred telephony services revenue on a ratable basis over the term of the contract as the services are provided. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is not significant and is classified in long term liabilities on the consolidated balance sheets.

Sales Reserves.  The Company records reductions to revenue for estimated sales returns from end-users and customer credits at the time the related revenue is recognized. Sales returns and customer credits are estimated based on historical experience, current trends and expectations regarding future experience. The Company monitors the accuracy of its sales reserve estimates by reviewing actual returns and credits and adjusts them for future expectations to determine the adequacy of current reserve needs. If actual future returns and credits differ from past experience, additional reserves may be required.

Shipping and Handling Costs.  Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are expensed as incurred and classified as cost of revenue.

Cash Equivalents and Short-term Investments.  All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity within accumulated other comprehensive (loss) income. All realized gains and losses and unrealized losses believed to be other-than-temporary are recorded in other expense, net in the current period. The cost of securities sold is based upon the specific identification method.

Fair Value of Financial Instruments. The Company records its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company estimates and categorizes the fair value of its financial assets by applying the following hierarchy:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.
▪	Level 2: Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
▪	Level 3: Unobservable inputs that are supported by little or no market activity

Transfers among Level 1, Level 2 and Level 3 classifications are recognized as of the actual date of the events or change in circumstances that caused the transfers. The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to their short maturities.

Segment Reporting.  The chief operating decision maker for the Company is the chief executive officer. The Company’s subscription plans, services and product offerings operate on a single SaaS platform and the chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in one reportable segment.

Substantially all revenue, based on customer billing addresses, was derived from customers in the United States for all periods presented.

All of the Company’s long-lived assets were attributable to operations in the United States for all periods presented.

Ooma Inc. | FY2018 Form 10-K | 62

Ooma, Inc.

Notes to Consolidated Financial Statements

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to a concentration of credit risk consist cash equivalents, short-term investments and accounts receivables. The Company’s cash equivalents and short-term investments are held by financial institutions that management believes are of high-credit quality. Such investments and deposits may, at times, exceed federally insured limits. The Company performs credit evaluations of its channel partners’ financial condition and generally does not require collateral for sales made on credit.

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of January 31,
	2018	2017
Customer A	10%	*
Customer B	*	11%
*	Represented less than 10% accounts receivable, net at the end of respective periods.

No single customer accounted for 10% or more of the Company’s consolidated revenues in fiscal 2018, 2017 and 2016.

Accounts Receivable Allowances.  Accounts receivable are stated at invoice value less estimated allowances for returns and doubtful accounts.  The Company records its allowances based upon its assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2018 and 2017, the Company recorded allowances for doubtful accounts and returns of $0.4 million and $0.2 million, respectively.

Inventories.  Inventories, which consist of raw materials and finished goods, include the cost to purchase manufactured products, allocated labor and overhead. Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company writes down its inventory for estimated excess and obsolete inventory based upon management’s assessment of future demand and market conditions, and establishes a new cost basis for the inventory. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.

Deferred Inventory Costs.  Deferred inventory cost represents the inventory that has been shipped to a channel partner for which the retailer or distributor has a right of return. The cost of the product sold is recognized contemporaneously with the recognition of revenue, when the end customer has purchased the on-premise appliance or end-point device.

Website Development Costs. The Company capitalizes certain costs to develop its websites when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related assets, which approximates two years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. The Company capitalized website development costs of approximately $0.6 million, $0.4 million and $0.5 million in fiscal 2018, 2017 and 2016, respectively.

Property and Equipment.  Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets, using the straight-line method, generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

Goodwill and Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company performs an impairment test of its goodwill in the fourth quarter of its fiscal year, or more frequently if indicators of potential impairment arise. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. No impairment has been recognized for any of the periods presented. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.

Impairment of Long-Lived Assets.  Long-lived assets, such as property and equipment, capitalized website development costs, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment charges in any of the periods presented.

Ooma Inc. | FY2018 Form 10-K | 63

Ooma, Inc.

Notes to Consolidated Financial Statements

Research and Development.  Research and development costs, including new product development, are charged to operating expenses as incurred in the consolidated statements of operations. Such costs included personnel-related costs (including stock-based compensation), allocated costs of facilities and information technology, supplies, software tools and product certification.

Advertising.  Advertising costs are included in sales and marketing and expensed as incurred, except for production costs associated with television advertising, which are expensed on the first date of airing. Advertising costs were $14.4 million, $16.5 million and $13.9 million for fiscal 2018, 2017 and 2016, respectively.

Advertising payments to the Company’s channel partners are recorded as a reduction in revenue. These costs totaled $0.3 million, $0.3 million and $0.5 million for fiscal 2018, 2017 and 2016, respectively.

Stock-Based Compensation.  Stock-based compensation expense for all stock-based awards granted to employees is measured at the grant date based on the fair value of the equity award and is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of grant. The fair value of each stock purchase right under the Company's ESPP is calculated based on the closing price of the Company's stock on the date of grant and the value of a call and put option is estimated using the Black-Scholes pricing model. See Note 7: Stockholders’ Equity and Note 8: Stock-based Compensation below for additional information.

Income Taxes. Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (or loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A tax position is recognized when it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority.

Interest and penalties associated with unrecognized tax benefits are classified as income tax expense. The Company had no interest or penalty accruals associated with uncertain tax benefits in its consolidated balance sheets and statements of operations for any periods presented.

Foreign currency. The U.S. dollar is the functional currency of the Company's foreign subsidiaries. Foreign currency remeasurement and transaction gains and losses are included in other expense, net and have not been material for any periods presented.

Note 3:  Recent Accounting Standards

Adopted Accounting Standards

Going Concern.  The Company adopted ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern in the first quarter of fiscal 2018. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Stock Compensation.  The Company early adopted ASU 2016-09, Stock Compensation (Topic 718), Scope of Modification Accounting in the third quarter of fiscal 2018. The updated standard provides guidance on the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting under Topic 718. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Ooma Inc. | FY2018 Form 10-K | 64

Ooma, Inc.

Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted

Revenue Recognition and Sales Commissions

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance (Topic 605) with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs to acquire customer contracts, including sales commissions. Collectively, the Company refers to Topic 606 and Subtopic 340-40 as the “new standard.”

The new standard permits adoption either by using (i) a full retrospective method to restate each prior reporting period presented or (ii) a modified retrospective method with the cumulative effect of initially applying the new standard recognized at the date of initial application. The Company adopted the new standard effective February 1, 2018 using the modified retrospective method only with respect to contracts that were not completed as of February 1, 2018. The Company’s decision was based on a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, and the Company’s ability to accumulate and analyze the information necessary to assess the cumulative effect of the new standard through February 1, 2018. In preparation for adoption, the Company has implemented additional accounting reporting processes, transitional internal controls and has reached conclusions on key accounting considerations related to the new standard.

The new standard impacts the way the Company recognizes its product revenue for sales made through its channel partners, whereby revenue will be recognized upon the sale to the partners (sell-in basis) instead of the Company’s current recognition upon resale by the partners to the end customers (sell-through basis). Estimates for expected product returns, customer credits and other sales incentives must be made at the time product is shipped, which will require significant management judgment. As a result of adopting the standard, the fiscal 2019 opening balance of deferred product revenue associated with shipments made to channel partners is expected to decrease by approximately $1.4 million, with corresponding adjustments to deferred inventory costs and other related accounts, resulting in a one-time net increase to accumulated deficit of approximately $0.3 million.

The adoption of the new standard will also change the Company’s treatment of sales commissions. Beginning with the first quarter of fiscal 2019, the Company will capitalize its incremental commission costs of acquiring customer contracts, which will result in a material increase to the Company’s assets on the consolidated balance sheet. Previously, sales commissions were expensed as incurred. Deferred commissions will be amortized on a systematic basis to sales and marketing expense over an estimated customer life of five years, which was calculated based on both qualitative and quantitative factors, such as product life cycles and customer attrition. As a result of adopting the standard, the fiscal 2019 opening balance of deferred commissions related to contracts that were not completed as of February 1, 2018 is expected to be immaterial.

The new standard significantly enhances required disclosures regarding revenue, commissions, and related assets and liabilities beginning in the Company’s Form 10-Q for the period ending April 30, 2018. The adoption of the new standard is not expected to have a significant impact to income taxes and will have no impact on net cash provided by or used in operating, investing and financing activities in the consolidated statements of cash flows.

Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that requires assets and liabilities arising from leases, including operating leases, to be recognized on the balance sheet. ASU 2016-02 will become effective for the Company in the first quarter of fiscal 2020, and requires adoption using a modified retrospective approach. Although the Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures, the Company expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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

Ooma Inc. | FY2018 Form 10-K | 65

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4:  Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of January 31, 2018				Balance as of January 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$554	$—	$—	$554	$951	$—	$951
Commercial paper	—	2,844	—	2,844	—	—	—
Total cash equivalents	$554	$2,844	$—	$3,398	$951	$—	$951
Cash				1,085			3,039
Total cash and cash equivalents				$4,483			$3,990

Short-term investments:
U.S. government securities	$20,867	$—	$—	$20,867	$17,798	$—	$17,798
Corporate debt securities	—	13,895	—	13,895	—	18,436	18,436
Commercial paper	—	9,272	—	9,272	—	5,386	5,386
U.S. agency securities	—	1,996	—	1,996	—	5,777	5,777
Asset-backed securities	—	1,277	—	1,277	—	1,814	1,814
Total short-term investments	$20,867	$26,440	$—	$47,307	$17,798	$31,413	$49,211

Liabilities:
Contingent consideration			$311	$311
Total liabilities	$—	$—	$311	$311

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The fair value of Level 2 financial instruments were obtained from an independent pricing service, which used quoted market prices for identical or comparable instruments or model driven valuations that used observable market data or inputs corroborated by observable market data. Commercial paper was valued using market prices, if available, adjusted for accretion of the purchase price to face value at maturity. There were no transfers of financial assets or liabilities between levels during the periods presented.

Gross realized gains and losses related to the Company’s short-term investments were not material for any of the periods presented. Unrealized losses associated with short-term investments in an unrealized loss position as of January 31, 2018 and 2017 were not material. The Company determined there were no investments in its portfolio that were other-than-temporarily impaired.

As of January 31, 2018, the Level 3 liabilities consisted of contingent consideration related to the Company’s acquisition of Butterfleye, Inc. in December 2017 (see Note 12: Acquisitions and Divestitures). The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. Key inputs to the model included assumptions regarding the achievement of certain performance milestones and discount rates consistent with the level of risk and economy in general. Contingent consideration was classified as a component of accrued expenses on the consolidated balance sheets. During fiscal 2018, there were no settlements or changes in the fair value of contingent consideration following the acquisition.

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of January 31, 2018		As of January 31, 2017
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$43,227	$43,172	$44,806	$44,794
Over one year and less than two years	4,164	4,135	4,416	4,417
Total	$47,391	$47,307	$49,222	$49,211

Ooma Inc. | FY2018 Form 10-K | 66

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $1.9 million and $1.1 million as of January 31, 2018 and 2017, respectively. The Company recognized $1.1 million in intangibles and $0.8 million in goodwill following the acquisition of Butterfleye, Inc. in December 2017. See Note 12: Acquisitions and Divestitures below. There was no change to goodwill subsequent to this acquisition.

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2018			As of January 31, 2017
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	5	$1,568	$(630)	$938	$815	$(448)	$367
Trade name	5	262	(81)	181	103	(56)	47
Patents and licenses	3.8-7	714	(698)	16	714	(689)	25
User relationships	3.5	458	(458)	—	458	(360)	98
Non-compete agreement	2	—	—	—	118	(118)	—
Total amortizable assets		3,002	(1,867)	1,135	2,208	(1,671)	537
In-process R&D	N/A	157	—	157	—	—	—
Total intangible assets		$3,159	$(1,867)	$1,292	$2,208	$(1,671)	$537

Amortization expense was $0.3 million, $0.3 million and $0.4 million in fiscal 2018, 2017 and 2016, respectively. At January 31, 2018, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,
2019	$372
2020	235
2021	186
2022	182
2023 and thereafter	160
Total	$1,135

Note 6:  Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of January 31,
	2018	2017
Finished goods	$5,517	$4,847
Raw material	562	983
Total inventory	$6,079	$5,830

Deferred revenue

	As of January 31,
	2018	2017
Deferred revenue:
Subscription and services	$14,568	$13,770
Product and other	1,416	2,260
Total deferred revenue	15,984	16,030
Less: current deferred revenue	15,556	15,521
Noncurrent deferred revenue included in other long-term liabilities	$428	$509

Ooma Inc. | FY2018 Form 10-K | 67

Ooma, Inc.

Notes to Consolidated Financial Statements

Property and equipment, net

		As of January 31,
	Estimated Life (in years)	2018	2017
Computer equipment and software	3-4	$7,180	$5,605
Website development costs	2	2,579	1,973
Machinery and equipment	3-5	1,473	1,304
Office furniture and fixtures	5	88	62
Leasehold improvements	Shorter of estimated life or remaining lease term	651	518
Total property and equipment		$11,971	$9,462
Less: accumulated depreciation and amortization		(7,239)	(5,286)
Property and equipment, net		$4,732	$4,176

Depreciation and amortization of property and equipment totaled $2.0 million, $1.6 million and $1.4 million in fiscal 2018, 2017 and 2016, respectively.

Accrued expenses

	As of January 31,
	2018	2017
Accrued payroll and related expenses	$5,423	$4,546
Accrued regulatory fees and taxes	5,239	4,315
Accrued professional services	1,046	1,007
Other accrued expenses	3,069	1,711
Total accrued expenses	$14,777	$11,579

Note 7: Stockholders’ Equity

Initial Public Offering.  In July 2015, the Company completed its IPO in which the Company issued and sold 5.0 million shares of its common stock at a public offering price of $13.00 per share. The net proceeds received by the Company from the IPO were $56.9 million after deducting the underwriting discounts and commissions.

Convertible Preferred Stock.  Upon the closing of the IPO in July 2015, all of the Company's outstanding Series Alpha preferred stock converted into 7.9 million shares of common stock on a 1:1 basis, all outstanding Series Alpha-1 preferred stock converted into approximately 0.5 million shares of common stock on a 1:1 basis, and all 0.2 million shares of outstanding Series Beta preferred stock converted into 0.5 million shares of common stock.

Secondary Offering. In January and March 2017, the Company completed two secondary offerings in which certain stockholders of the Company sold an aggregate of 3.3 million shares and 3.3 million shares, respectively, of the Company’s common stock at a public offering price of $8.65 per share and $8.85 per share, respectively, including 0.4 million shares sold upon the underwriters’ exercise of the overallotment option. The Company did not receive any of the proceeds from this offering.

Reverse Stock Split.  Effective July 6, 2015, the Company completed a one-for-two reverse stock split of its outstanding common stock, convertible preferred stock, stock options, warrants to purchase preferred stock and warrants to purchase common stock, as approved by its Board of Directors. All shares and warrants and per share and warrant amounts set forth herein give effect to this reverse stock split.

Ooma Inc. | FY2018 Form 10-K | 68

Ooma, Inc.

Notes to Consolidated Financial Statements

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows:

	As of January 31,
	2018	2017
Warrants to purchase common stock	4,881	97,931
Options to purchase common stock	1,801,232	1,777,365
Shares available for future issuance under stock plans	928,024	918,260
Shares reserved under ESPP	598,033	532,597
Restricted stock units outstanding	1,966,895	1,859,196
Total shares reserved for issuance	5,299,065	5,185,349

2015 Equity Incentive Plan (“2015 Plan”)

The Company’s 2015 Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of RSUs, non-statutory stock options, stock appreciation rights, restricted stock, performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants. The maximum aggregate number of shares that may be issued under the 2015 Plan is approximately 6.6 million.

Employee Stock Purchase Plan

The Company’s 2015 ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees may purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year, except for the first offering period, which commenced on the first trading day upon the completion of the Company’s IPO, or July 17, 2015, and ended on September 15, 2017. During fiscal 2018 and 2017, employees purchased 0.3 million and 0.2 million shares, respectively, at a weighted purchase price of $5.48 and $5.01 per share, respectively.

Stock Options

Options to purchase shares of common stock may be granted to employees, directors and consultants. These options vest from date of grant to up to five years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the plan provisions. Shares issued upon exercise prior to vesting, are subject to a right of repurchase, which lapses according to the original option vesting schedule.

Stock option activity for fiscal 2018 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	Per Share	(in years)	(in thousands)
Balance as of January 31, 2017	1,777,365	$5.74	7.0	$7,864
Granted	122,750	$10.21
Exercised	(69,352)	4.32
Canceled	(29,531)	6.03
Balance as of January 31, 2018	1,801,232	$6.09	6.2	$8,270
Vested and exercisable - January 31, 2018	1,533,240	$5.43	6.0	$7,926
Vested and expected to vest - January 31, 2018	1,801,232	$6.09	6.2	$8,270

The aggregate intrinsic value of vested options exercised during fiscal 2018, 2017 and 2016 was $0.3 million, $1.3 million and $0.8 million, respectively. The weighted average grant date fair value of options granted during fiscal 2018, 2017 and 2016 was $4.81, zero and $6.92 per share, respectively. The Company did not grant stock options during fiscal 2017.

Ooma Inc. | FY2018 Form 10-K | 69

Ooma, Inc.

Notes to Consolidated Financial Statements

Restricted Stock Units

RSUs may be granted to employees, non-employee board members and consultants. These RSUs vest ratably over a period ranging from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

RSU activity for fiscal 2018 and 2017 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Vesting Period (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 31, 2016	1,056,905	$9.60	1.4	$7,176
Granted	1,596,750	7.25
Vested	(657,034)	8.76
Canceled	(137,425)	8.01
Balance as of January 31, 2017	1,859,196	7.65	1.4	17,941
Granted	1,222,605	10.17
Vested	(936,869)	8.54
Canceled	(178,037)	8.77
Balance as of January 31, 2018	1,966,895	$8.85	1.4	$20,158

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $2.4 million, $1.6 million and zero in fiscal 2018, 2017 and 2016, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

Note 8:  Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2018	2017	2016
Cost of revenue	$1,102	$1,026	$437
Sales and marketing	1,818	1,438	611
Research and development	3,972	3,586	1,683
General and administrative	4,029	3,722	1,922
Total stock-based compensation expense	$10,921	$9,772	$4,653

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's net deferred tax assets (see Note 9: Income Taxes below).  As of January 31, 2018, there was $17.2 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

Fair value disclosures.  The fair value of stock options granted and purchased under the Company's ESPP was estimated using the Black-Scholes option pricing model. The expected term of options granted to employees was based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP was based on the contractual term. Expected stock price volatility was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.

Ooma Inc. | FY2018 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

The fair value of employee stock options was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2018	2017	2016
Stock Options:
Expected volatility	47%	N/A	54%-62%
Expected term (in years)	6.1	N/A	5.3-6.1
Risk-free interest rate	1.8%-2.1%	N/A	1.6%-1.9%
Dividend yield	—%	—%	—%

The Company did not grant any stock options during fiscal 2017. The fair value of the Company’s ESPP was estimated using the Black-Scholes model with the following assumptions:

Fiscal Year Ended January 31,
	2018	2017	2016
ESPP:
Expected volatility	35%-41%	37%-50%	35%-44%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.2
Risk-free interest rate	0.9%-1.4%	0.5%-1.0%	0.1%-0.8%
Dividend yield	—%	—%	—%

Note 9: Income Taxes

Income tax expense differed from the amount computed by applying the federal blended statutory income tax rate of 32.9% to pretax loss as a result of the following (in thousands):

	Fiscal Year Ended January 31,
	2018	Rate	2017	Rate	2016	Rate
Federal tax at statutory rate	$(4,316)	33%	$(4,403)	34%	$(4,787)	34%
Impact of U.S. tax law change	11,667	(89)%	—	—	—	—
Change in valuation allowance	(6,786)	52%	4,881	(38)%	4,502	(32)%
Research and development credit	(1,080)	8%	(738)	6%	(273)	2%
State taxes	(396)	3%	(230)	2%	(261)	2%
Stock-based compensation	387	(3)%	387	(3)%	691	(5)%
Permanent tax adjustment	527	(4)%	103	(1)%	128	(1)%
Total	$3	0%	$—	0%	$—	0%

Income tax expense differs from the amount computed by applying the statutory federal income tax rate primarily as the result of changes in the valuation allowance and rate differential impact from the U.S. Tax Cuts and Jobs Act.

Ooma Inc. | FY2018 Form 10-K | 71

Ooma, Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	As of January 31,
	2018	2017
Deferred tax assets:
Accruals and reserves	$2,281	$2,623
Stock-based compensation	1,030	1,887
Intangible assets amortization	61	101
Deferred revenue	125	182
Net operating loss carry forwards	22,047	28,120
Tax credit carryover	3,810	2,296
Gross deferred tax assets	29,354	35,209
Valuation allowance	(28,657)	(34,900)
Net deferred tax assets	$697	$309
Deferred tax liabilities:
Acquired intangible assets	$(313)	$(183)
Fixed assets depreciation	(384)	(126)
Gross deferred tax liabilities	$(697)	$(309)
Total deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. The Tax Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company revalued its net deferred tax asset at 21% in the period of enactment. This resulted in a reduction in the value of net deferred tax assets of approximately $11.4 million, which was offset by the change in valuation allowance, resulting in no impact to the Company's tax expense. The Company has completed its accounting for certain income tax effects of the Act, as it relates to its current structure, and does not expect these provisions to have a material effect on the Company’s future results of operations.

The Company has a Section 162(m) stock awards limitation on deferred tax assets of $0.9 million. Effective for tax years beginning on January 1, 2018 or later, which is considered fiscal 2019 for the Company, tax reform legislation modifies Section 162(m) rules to repeal the performance-based compensation and commission exceptions to the $1 million deduction limitation. However, written binding contracts in effect on November 2, 2017, including plans where the right to participate in the plan is part of a written contract with an executive, are grandfathered and not subject to limitation under Section 162(m). The Company believes some of its contracts will not be subject to limitation and will continue to monitor the deferred tax assets related to deferred compensation expense and share-based compensation expense on a going forward basis.

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $28.7 million, $34.9 million and $29.9 million as of January 31, 2018, 2017 and 2016, respectively. The net change in the total valuation allowance for fiscal 2018 and 2017 was a decrease of $6.2 million and an increase of $5.0 million, respectively.

As of January 31, 2018, the Company had approximately $83.0 million and $62.0 million of net operating loss (“NOL”) carryforwards available to offset future taxable income for both federal and state purposes, respectively. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030. In addition, the Company had approximately $3.7 million and $3.4 million of federal and state research and development tax credits, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impact related to the revaluation of deferred tax assets and liabilities to the extent identified. The ultimate impact may differ materially from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

Ooma Inc. | FY2018 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The Company has unrecognized tax benefits (“UTBs”) of approximately $2.8 million as of January 31, 2018. Deferred tax assets associated with these UTBs are fully offset by a valuation allowance. If recognized, these UTBs would not affect the effective tax rate before consideration of the valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at January 31, 2016	$1,217
Increase related to prior year positions	—
Increase related to current year tax positions	598
Balance at January 31, 2017	1,815
Increase related to prior year positions	139
Increase related to current year tax positions	871
Balance at January 31, 2018	$2,825

The UTBs reported above, if recognized, would not affect the effective tax rate before consideration of the valuation allowance.  The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations for both fiscal 2018 and 2017. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2018. Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 2006 through the current period.

Note 10:  Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. Eligible employees may contribute up to a maximum of $18,000 per year, or $24,000 for employees over 50 years of age, and the Company matches 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution. The Company’s matching contributions to the plan, which are expensed immediately as compensation costs, were $0.5 million, $0.4 million and $0.3 million in fiscal 2018, 2017 and 2016, respectively.

Note 11:  Commitments and Contingencies

Leases and Purchase Commitments.  The Company’s principal commitments consist of obligations under enforceable and legally binding lease agreements for office space and data center facilities. Rent expense was $1.9 million, $2.0 million and $1.7 million for fiscal 2018, 2017 and 2016, respectively. As of January 31, 2018, future minimum rental commitments under non-cancelable operating leases were as follows (in thousands):

Operating
Fiscal Year Ending January 31,	Leases
2019	$1,937
2020	1,351
2021	570
2022	191
2023 and thereafter	212
Total	$4,261

In October 2017, the Company entered into an office sublease agreement to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s new corporate headquarters. The term of the sublease agreement expires in November 2019. The Company also extended the lease term of its facility in Newark, California through February 2023 and entered into a three-year agreement to lease space from a third-party data center hosting facility in Dallas, Texas. Lease payments associated with these agreements are included in the table above.

As of January 31, 2018, non-cancelable purchase commitments with the Company’s contract manufacturers were $3.3 million.

Ooma Inc. | FY2018 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred.

Other than the Oregon Tax litigation, Deep Green Wireless Litigation, Securities Litigation and Berks County Litigation, the Company is currently not a party to any material litigation or other proceedings, and as of January 31, 2018, the Company did not have any material accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Oregon Tax Litigation

On August 30, 2016, the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period starting on January 1, 2013 and ending on March 31, 2016 (collectively, the “Assessments”).  On November 28, 2016, the Company filed a complaint in the Oregon Tax Court, asserting that the Assessments against the Company is in violation of applicable Oregon law and are barred by the United States Constitution, and asking the Oregon Tax Court to abate the Assessments in full (the “Complaint”, and such dispute, the “Oregon Tax Litigation”). On February 10, 2017, the DOR filed an answer to the Complaint, and during April 2017, the Company voluntarily participated in an informal discovery process by providing certain information and documents to the DOR. The Company filed a motion for summary judgment on September 29, 2017, and on December 13, 2017 the Court heard oral arguments from the parties regarding such motion. The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon, and therefore the application of the Tax against Ooma and the Assessments are barred by the United States Constitution. The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of material losses that is reasonably possible to result from the Oregon Tax Litigation is not estimable.

Ooma Inc. | FY2018 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 29, 2016, the Company filed its answer, affirmative defenses and counterclaims, on August 2, 2016 the Company filed a motion to transfer the case to the Northern District of California, and on February 21, 2017 magistrate judge Roy S. Payne granted the Company’s motion to transfer the case. District Court Judge Jeffrey S. White of the Northern District of California set the initial case management conference for July 28, 2017. On June 8, 2017, the Company filed a motion with the United States Patent Trial and Appeal Board for inter parties review of the Deep Green Wireless Patent. Based upon the Company’s investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and the Company plans to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against the Company, certain of its officers and directors, and certain of the underwriters of our IPO on July 17, 2015. Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016, all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in our IPO in reliance upon the Registration Statement and Prospectus the Company filed with the SEC. The consolidated complaint alleges that the Company and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper.

On July 1, 2016, the Company filed its answer to the complaint, on August 26, 2016 the Company filed a motion for judgment on the pleadings, and on January 5, 2017, the Superior Court issued an order in response to such motion, granting the Company’s motion to dismiss the claims pursuant to Sections 12(a)(2) and 15 of the Securities Act, with leave to amend, and denying the Company’s motion to dismiss the claims pursuant to Section 11 of the Securities Act. On August 28, 2017, the plaintiffs filed an amended consolidated complaint, which, among other things, amended the claims based on Sections 12(a)(2) and 15 of the Securities Act (The “Section 12 and 15 Claims”), and on October 17, 2017, Ooma filed (i) a motion for judgment on the pleadings with regard to the Section 12 and 15 Claims and (ii) a motion to stay the case pending the United States Supreme Court’s decision in Cyan v. Beaver Cnty. Emp. Ret.‘ Fund, which takes up the issue of whether the Superior Court has subject matter jurisdiction to hear claims brought under the Securities Act. On November 29, 2017, the Superior Court dismissed the Section 12 and 15 Claims with prejudice, but denied the Company’s motions.

On January 11, 2018, Ooma filed a petition for writ of mandate with the California Court of Appeal seeking to overturn the Superior Court’s denial of the motion to stay, and on February 21, 2018, the writ was denied. On March 20, 2018, the United States Supreme Court published its decision in the Cyan case, holding that state courts have subject matter jurisdiction to hear claims brought under the Securities Act, such as the claims alleging violations of Section 11 of the Securities Act (the only remaining claims in the Securities Litigation) brought against the Company in the Superior Court.

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

Ooma Inc. | FY2018 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made.

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

Note 12:  Acquisitions and Divestitures

Acquisition of Butterfleye, Inc.

On December 14, 2017, the Company completed its acquisition of Butterfleye, Inc., a privately-held company that offers intelligent, wire-free security cameras. The fair value of consideration transferred included $1.5 million cash as well as deferred earnout payments contingent upon the achievement of certain performance targets during the Company’s fiscal 2019. The fair market value and gross amount of the earn-out payments were approximately $0.3 million and $0.9 million, respectively (see Note 4: Fair Value Measurements above for additional information regarding fair value).

The final purchase price allocation included identifiable intangible assets of approximately $1.1 million, net liabilities assumed of approximately $0.1 million and residual goodwill of approximately $0.8 million, based on the best estimates of management. See Note 5: Goodwill and Acquired Intangible Assets above. Acquisition-related transaction costs charged to expense were not material. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future home security product offerings. Goodwill is not expected to be deductible for U.S. income tax purposes.

The operating results of the acquired company have been included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Butterfleye acquisition have not been presented because it does not have a material impact on the Company's consolidated results of operations.

Ooma Inc. | FY2018 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

Sale of Business Promoter

On August 15, 2017, the Company completed the sale of its Business Promoter service to Xedia Networks, Inc. The Company did not receive any cash proceeds nor did it recognize any losses or gains from this transaction. The Company is entitled to receive a quarterly earn-out for the next five years up to a maximum of $4.5 million, subject to certain quarterly thresholds. Through January 31, 2018, the Company recorded earn-outs of approximately $0.2 million as a reduction to general and administrative expense in its consolidated statement of operations.

Note 13:  Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated by dividing the net loss allocable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive because the Company reported net losses for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2018	2017	2016
Numerator
Net loss	$(13,121)	$(12,949)	$(14,052)
Denominator
Weighted-average common shares	18,570,128	17,490,448	10,173,095
Basic and diluted net loss per share	$(0.71)	$(0.74)	$(1.38)

Potentially dilutive securities of approximately 4.1 million, 4.1 million and 3.8 million were excluded from the computation of diluted net loss per share for fiscal 2018, 2017 and 2016, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Note 14:  Related Party Transactions

Beginning fiscal 2017, one of the members of the Company’s board of directors has been affiliated with a professional firm that provided public relations services to the Company. The Company incurred expenses of approximately $0.2 million and $0.3 million in fiscal 2018 and 2017, respectively, for the services provided by the firm.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s new corporate headquarters. One of the members of the Company’s board of directors is also a current member of Fiserv’s board of directors. The Company incurred rent expense of approximately $0.2 million in fiscal 2018 under this sublease agreement.

Note 15:  Subsequent Events

On March 2, 2018, the Company entered into a definitive agreement to acquire Voxter Communications Inc., a privately-held provider of UCaaS solutions for mid-market and enterprise businesses. The aggregate purchase price consisted of cash and equity consideration of approximately $3.6 million and deferred earnout payments contingent upon the achievement of certain business milestones. The transaction closed on March 12, 2018 and the Company is determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation.

Ooma Inc. | FY2018 Form 10-K | 77

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Ooma Inc. | 2018 Form 10-K | 78

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2018, which we refer to as our 2018 Proxy Statement, and is incorporated herein by reference. The Company has a “Code of Ethics and Business Conduct for Employees, Officers and Directors” that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and our Board of Directors. A copy of this code is available on our website at http://investors.ooma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct for Employees, Officers and Directors by posting such information on our investor relations website under the heading “Governance—Governance Documents” at http://investors.ooma.com.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2018 Proxy Statement and is incorporated herein by reference.

Ooma Inc. | 2018 Form 10-K | 79

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report are as follows:

(a)	Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index” Under Part II, Item 8 of this Annual Report on Form 10-K

(b)	Consolidated Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c)	Exhibits

The exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K are listed in the Exhibit Index below. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Ooma Inc. | 2018 Form 10-K | 80

EXHIBITS

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated as of April 24, 2015.	S-1	4.2	6/15/2015

4.3	Form of Indenture	S-3	4.2	12/16/2016

10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Form of Executive Change in Control and Severance Agreement	S-1	10.6	6/15/2015

10.7+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.8	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.9	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

Ooma Inc. | FY2018 Form 10-K | 81

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.10	Sublease Agreement, dated as of September 12, 2017 by and among the Company and Fiserv Solutions, LLC.	8-K	10.1	10/10/2017

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma Inc. | FY2018 Form 10-K | 82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2018	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2018

/s/ Ravi Narula Ravi Narula	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2018

/s/ Susan Butenhoff Susan Butenhoff	Director	March 30, 2018

/s/ Alison Davis Alison Davis	Director	March 30, 2018

/s/ Andrew Galligan Andrew Galligan	Director	March 30, 2018

/s/ Peter J. Goettner Peter J. Goettner	Director	March 30, 2018

/s/ Russell Mann Russell Mann	Director	March 30, 2018

/s/ William D. Pearce William D. Pearce	Lead Director	March 30, 2018

Ooma Inc. | FY2018 Form 10-K | 83