Form 10-Q
period 2018-04-30
OOMA INC
filed 2018-06-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of May 31, 2018, there were 19.6 million shares of the registrant’s common stock outstanding.

Ooma, Inc. | Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	April 30, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,494	$4,483
Short-term investments	41,251	47,307
Accounts receivable, net	3,547	2,858
Inventories	6,394	6,079
Other current assets	3,429	4,397
Total current assets	63,115	65,124
Property and equipment, net	4,811	4,732
Intangible assets, net	3,231	1,292
Goodwill	3,803	1,947
Other assets	1,161	336
Total assets	$76,121	$73,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,094	$5,453
Accrued expenses	16,192	14,777
Deferred revenue	14,629	15,556
Total current liabilities	38,915	35,786
Other liabilities	966	577
Total liabilities	39,881	36,363
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 19.5 million and 19.1 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	131,231	128,081
Accumulated other comprehensive loss	(85)	(84)
Accumulated deficit	(94,908)	(90,931)
Total stockholders’ equity	36,240	37,068
Total liabilities and stockholders’ equity	$76,121	$73,431

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2018	April 30, 2017
Revenue:
Subscription and services	$27,312	$24,100
Product and other	2,910	3,478
Total revenue	30,222	27,578

Cost of revenue:
Subscription and services	8,774	7,749
Product and other	3,510	3,796
Total cost of revenue	12,284	11,545
Gross profit	17,938	16,033

Operating expenses:
Sales and marketing	8,895	9,154
Research and development	8,522	6,621
General and administrative	4,452	3,756
Total operating expenses	21,869	19,531
Loss from operations	(3,931)	(3,498)
Interest and other income, net	177	106
Loss before income taxes	(3,754)	(3,392)
Income tax benefit	69	—
Net loss	$(3,685)	$(3,392)

Net loss per share of common stock:
Basic and diluted	$(0.19)	$(0.19)
Weighted-average number of shares used in per share amounts:
Basic and diluted	19,318,718	18,128,504

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2018	April 30, 2017
Cash flows from operating activities:
Net loss	$(3,685)	$(3,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2,314	2,971
Depreciation and amortization of property and equipment	504	468
Amortization of acquired intangible assets	145	83
Amortization and accretion of premiums from investments	(57)	75
Changes in operating assets and liabilities:
Accounts receivable, net	(874)	272
Inventories	(311)	(1,154)
Other assets	(564)	343
Accounts payable and other liabilities	2,770	569
Deferred revenue	52	(70)
Net cash provided by operating activities	294	165

Cash flows from investing activities:
Purchases of short-term investments	(5,409)	(5,441)
Proceeds from maturities of short-term investments	8,531	9,860
Proceeds from sales of short-term investments	2,995	450
Purchases of property and equipment	(405)	(579)
Business acquisition, net of cash assumed	(2,402)	—
Net cash provided by investing activities	3,310	4,290

Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(759)	(300)
Proceeds from issuance of common stock	1,166	863
Net cash provided by financing activities	407	563
Net increase in cash and cash equivalents	4,011	5,018
Cash and cash equivalents at beginning of period	4,483	3,990
Cash and cash equivalents at end of period	$8,494	$9,008

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$200	$199
Contingent consideration for business acquisition	$231	$—
Holdback payable for business acquisition	$780	$—
Shares issued for business acquisition	$390	$—

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 5

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers. The Company’s smart SaaS platform serves as a communications hub, which offers cloud-based communications solutions, home security and other connected services. The Company was founded in 2003 and is headquartered in Sunnyvale, California.

In March 2018, the Company acquired Voxter Communications, Inc., (“Voxter”) a provider of Unified Communications-as-a-Service (“UCaaS”) for mid-market and enterprise businesses. See Note 11: Business Acquisitions below. Beginning with fiscal 2019, the Company now refers to Ooma Office and Voxter collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services and the Company’s home security solutions.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2019 and fiscal 2018 refer to the fiscal year ending January 31, 2019 and the fiscal year ended January 31, 2018, respectively.

Principles of Presentation and Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 (“Annual Report”).

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2019. The condensed consolidated balance sheet as of January 31, 2018 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred commissions, valuation of goodwill and intangible assets, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the condensed consolidated statements of operations. Therefore, the condensed consolidated statements of comprehensive loss have been omitted.

Significant Accounting Policies.  Except for the accounting policies related to revenue recognition and customer acquisition costs that were updated as a result of adopting Topic 606, Revenue from Contracts with Customers, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report. See Note 2: Revenue, Deferred Revenue and Commissions below.

Ooma, Inc. | Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards

Revenue recognition.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition guidance in Topic 605 with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs to acquire customer contracts, including sales commissions. The Company adopted the new standard effective February 1, 2018 under the modified retrospective method. The Company has implemented policies, processes and controls to support the standard's measurement and disclosure requirements. See Note 2: Revenue, Deferred Revenue and Commissions for disclosure on the impact of adopting this standard and updated accounting policies.

Goodwill.  The Company early adopted ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) in the first quarter of fiscal 2019. The updated standard eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Business Combinations.  The Company adopted ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business in the first quarter of fiscal 2019. The updated standard provided guidance to assist entities in evaluating when a set of transferred assets and activities constitutes a business. To be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Topic 840. Under Topic 842, leases would be accounted for as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The standard also requires qualitative and quantitative disclosures to elaborate and support the amounts recorded in the financial statements to aid better understanding of the adoption of the lease guidance, including the Company’s significant judgments and changes in judgments. The new standard will become effective for the Company beginning in fiscal 2020. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements. The Company expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Ooma, Inc. | Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue, Deferred Revenue and Commissions

On February 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to only those contracts that were not completed as of the adoption date. The Company’s financial results for reporting periods beginning the first quarter of fiscal 2019 are presented in accordance with the provisions under Topic 606. Comparative prior period amounts have not been adjusted and continue to be reported under the historic accounting standards in effect for the periods presented.

The new standard impacted revenue recognition timing on the Company’s product sales made to certain channel partners, whereby revenue is now recognized when the Company delivers product to the channel partner (sell-in basis) rather than deferring recognition until resale by the partner to the end customer (sell-through basis). The adoption of the new standard also changed the Company’s treatment of sales commissions, whereby the Company now capitalizes its incremental costs of acquiring customer contracts and amortizes these deferred costs over the estimated customer life. Previously, all sales commissions were expensed as incurred.

See below for further discussion of the Company’s updated significant accounting policies.

As a result of adopting the standard, the February 1, 2018 beginning balance of accumulated deficit increased by $0.3 million, reflecting a net decrease to deferred revenue of approximately $1.0 million and corresponding adjustments to deferred inventory costs and other related accounts. Deferred commissions related to open contracts as of the adoption date were immaterial.

The following table summarizes the impact of adopting the new revenue standard on the Company’s condensed consolidated statement of operations and balance sheet (in thousands, except per share amounts):

Statement of Operations:	Three Months Ended April 30, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Total revenue	$30,222	$340	$30,562
Total cost of revenue	12,284	302	12,586
Gross profit	17,938	38	17,976
Sales and marketing expense	8,895	1,062	9,957
Net loss	(3,685)	(1,024)	(4,709)
Net loss per share - basic and diluted	(0.19)	(0.05)	(0.24)

Balance Sheet:	As of April 30, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Accounts receivable, net	$3,547	$174	$3,721
Other current assets (1)	3,429	367	3,796
Other assets (2)	1,161	(825)	336
Accrued expenses (3)	16,192	(202)	15,990
Deferred revenue	14,629	638	15,267
Accumulated deficit	(94,908)	(720)	(95,628)

(1) Other current assets include deferred commissions and deferred inventory costs.

(2) Other assets include non-current deferred commissions.

(3) Accrued expenses include accrued customer sales incentives.

The adoption of the new standard did not have any impact on net cash provided by or used in operating, investing and financing activities in the consolidated statements of cash flows.

Ooma, Inc. | Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription and services revenue, which are generated from sales of subscription plans for communications services and other connected services; and (2) product and other revenue. Subscriptions and services are sold directly to end-customers. Products are sold to end-customers through several channels, including but not limited to, distributors, retailers and resellers (collectively the “channel partners”), and the Company’s sales representatives.

Under Topic 606, the Company determines revenue recognition through the following steps:

•	identification of the contract(s) with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. The Company maintained its policy to exclude these taxes from revenue under the adoption of Topic 606.

Revenue disaggregated by revenue source for the three months ended April 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Subscription and services revenue	27,312	24,100
Product and other revenue	2,910	3,478
Total revenue	$30,222	$27,578

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Subscription and services revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. All subscription revenue is recognized on a straight-line basis over the contractual service term. The Company’s service plans are generally sold as monthly subscriptions; however, certain residential plans are also offered as annual subscriptions.

In addition, the Company recognizes a small portion of its revenue on a point-in-time usage basis from services such as, prepaid international calls, directory assistance and advertisements displayed through the Company’s Talkatone mobile application.

Product and other revenue.  Product and other revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for the Company’s direct customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from sales to direct end-customers and channel partners when the Company delivers the product or when all customer contractual provisions have been met, if any. The Company’s distribution agreements with its channel partners typically contain clauses for price protection and right of return. Therefore, the amount of product revenue recognized is adjusted for any variable consideration, such as expected returns and customer sales incentives as described in “Sales allowances” below.

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are expensed as incurred and classified as cost of revenue.

Ooma, Inc. | Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of product(s) and related communications services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. The Company determines the SSP for its communications services based on observable historical stand-alone sales to customers, for which the Company requires that a substantial majority of selling prices fall within a reasonably narrow pricing range. The Company does not have a directly observable SSP for its on-premise appliance and end-point devices, and therefore establishes SSP based on its best estimates and judgments, considering company-specific factors such as pricing strategies, estimated product and other costs, and bundling and discounting practices.

Sales allowances.  Credits and/or rebates issued to customers for product returns and sales incentives are deemed to be variable consideration under Topic 606, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and customer sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. Trends are influenced by product life cycles, new product introductions, market acceptance of products, the type of customer, seasonality and other factors. Product return and sales incentive rates may fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future amounts. The Company monitors the accuracy of its reserve estimates by reviewing actual returns and sales incentives and adjusts them for future expectations to determine the adequacy of current reserve needs. If actual future returns and sales incentives differ from past experience, additional reserves may be required. The Company recorded total allowances for product returns and customer sales incentives of $0.6 million and $0.6 million as of April 30, 2018 and January 31, 2018.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts and product returns (whereas customer sales incentives are recorded as a component of accrued expenses). The Company records its allowances based upon its assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of April 30, 2018 and January 31, 2018, the Company recorded allowances for doubtful accounts of $0.1 million.

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	April 30, 2018	January 31, 2018
Customer A	19%	*
Customer B	*	10%

*	Represented less than 10% of accounts receivable, net at the end of respective periods

Customer Acquisition Costs

The Company recognizes an asset related to the costs incurred to obtain a contract if management expects to recover those costs and the Company would not have incurred those costs if the contract had not been obtained.

Based on this policy, the Company capitalizes its sales commissions and other costs paid to internal sales personnel, third-party sales entities and value-added resellers that are incremental to obtaining customer contracts. These deferred costs are then amortized on a systematic basis over the estimated customer life of five years, calculated based on both qualitative and quantitative factors, such as product life cycles and customer attrition. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statement of operations. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are there are potential indicators of impairment.

The Company’s deferred commission costs were approximately $1.0 million as of April 30, 2018. The $0.2 million current portion and $0.8 million non-current portion of deferred commission costs were included in other current assets and other assets, respectively, within the condensed consolidated balance sheet. During the three months ended April 30, 2018, amortization expense was less than $0.1 million and there was no impairment loss in relation to the costs capitalized.

Ooma, Inc. | Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. The Company’s communications services are sold as monthly or annual subscriptions, payable in advance. The Company recognizes deferred services revenue on a ratable basis over the term of the contract as the services are provided. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified in long term liabilities on the consolidated balance sheets.

	As of
	April 30, 2018	January 31, 2018
Deferred revenue:
Subscription and services	$14,899	$14,568
Product and other	132	1,416
Total deferred revenue	15,031	15,984
Less: current deferred revenue	14,629	15,556
Noncurrent deferred revenue included in other long-term liabilities	$402	$428

During the three months ended April 30, 2018, the Company recognized revenue of approximately $9.5 million pertaining to amounts deferred as of January 31, 2018. As of April 30, 2018, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first quarter of fiscal 2019, as well as amounts recorded during fiscal 2018 for annual contracts.

Remaining Performance Obligations

As of April 30, 2018, revenue of approximately $0.8 million is expected to be recognized from remaining performance obligations for open contracts with an original expected length of more than one year. This amount includes both long-term deferred revenue and non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue of approximately $0.4 million over the next 12 months and the remainder thereafter.

Ooma, Inc. | Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3:  Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The Company estimates and categorizes fair value by applying the following hierarchy:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:	Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of April 30, 2018				Balance as of January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,641	$—	$—	$4,641	$554	$—	$—	$554
Commercial paper	—	—	—	—	—	2,844	—	2,844
Total cash equivalents	$4,641	$—	$—	$4,641	$554	$2,844	$—	$3,398
Cash				3,853				1,085
Total cash and cash equivalents				$8,494				$4,483

Short-term investments:
U.S. government securities	$17,391	$—	$—	$17,391	$20,867	$—	$—	$20,867
Corporate debt securities	—	11,952	—	11,952	—	13,895	—	13,895
Commercial paper	—	9,184	—	9,184	—	9,272	—	9,272
U.S. agency securities	—	999	—	999	—	1,996	—	1,996
Asset-backed securities	—	1,725	—	1,725	—	1,277	—	1,277
Total short-term investments	$17,391	$23,860	$—	$41,251	$20,867	$26,440	$—	$47,307

Liabilities:
Contingent consideration	$—	$—	$542	$542	$—	$—	$311	$311
Total liabilities	$—	$—	$542	$542	$—	$—	$311	$311

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. There were no transfers of financial assets or liabilities between levels during the periods presented.

As of April 30, 2018 and January 31, 2018, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. There were no investments in the Company’s portfolio that were other-than-temporarily impaired.

Level 3 liabilities consisted of contingent consideration related to the Company’s acquisitions of Butterfleye, Inc. in December 2017 and Voxter Communications in March 2018 that were estimated using income-based approaches. Key inputs included assumptions regarding the achievement of certain performance milestones and discount rates consistent with the level of risk and economy in general. Contingent consideration was classified as a component of accrued expenses on the consolidated balance sheets. There have been no settlements or changes in the fair value of contingent consideration.

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of April 30, 2018		As of January 31, 2018
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$40,342	$40,268	$43,227	$43,172
Over one year and less than two years	995	983	4,164	4,135
Total	$41,337	$41,251	$47,391	$47,307

Ooma, Inc. | Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2018	January 31, 2018
Finished goods	$5,048	$5,517
Raw material	1,346	562
Total inventory	$6,394	$6,079

Other Current Assets

	As of
	April 30, 2018	January 31, 2018
Prepaid expenses	$1,188	$1,921
Deferred sales commissions	237	—
Deferred inventory costs	116	1,061
Other current assets	1,888	1,415
Total other current assets	$3,429	$4,397

Intangible Assets and Goodwill

The carrying amount of goodwill was $3.8 million and $1.9 million as of April 30, 2018 and January 31, 2018, respectively. The Company recognized $2.1 million in intangibles and $1.9 million in goodwill following the acquisition of Voxter in March 2018. See Note 11: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

	As of April 30, 2018			As of January 31, 2018
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2,560	(732)	$1,828	$1,568	$(630)	$938
Customer relationships	902	(23)	879	—	—	—
Trade name	451	(98)	353	262	(81)	181
Patents and licenses	714	(700)	14	714	(698)	16
User relationships	458	(458)	—	458	(458)	—
Total amortizable assets	5,085	(2,011)	3,074	3,002	(1,867)	1,135
In-process R&D	157	—	157	157	—	157
Total intangible assets	$5,242	$(2,011)	$3,231	$3,159	$(1,867)	$1,292

At April 30, 2018, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2019 remainder	$591
2020	652
2021	603
2022	599
2023 and thereafter	629
Total	$3,074

Ooma, Inc. | Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Expenses

	As of
	April 30, 2018	January 31, 2018
Regulatory fees and taxes	$6,146	$5,239
Payroll and related expenses	3,522	5,423
Professional services	1,398	1,046
Acquisition-related consideration	1,353	353
Other	3,773	2,716
Total accrued expenses	$16,192	$14,777

Note 5:  Commitments and Contingencies

Leases and Purchase Commitments

The Company’s principal commitments consist of obligations under enforceable and legally binding lease agreements for office space and data center facilities. Rent expense was $0.7 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively. As of April 30, 2018 and January 31, 2018, future minimum rental commitments under non-cancelable operating leases were $4.3 million.

As of April 30, 2018 and January 31, 2018, non-cancelable purchase commitments with the Company’s contract manufacturers were $4.2 million and $3.3 million, respectively.

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

As of April 30, 2018, other than amounts accrued for the Oregon Tax litigation as described below, the Company did not have any material accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Berks County Litigation

On January 21, 2016, the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act.  The plaintiff seeks a declaratory judgment that the Company must comply with the PA 911 Act, compensatory and punitive damages and such other relief as the court may deem proper. The Company believes that the plaintiff’s claims are without merit since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Pennsylvania. The Company intends to continue vigorously defending against this lawsuit. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Berks County Litigation is not estimable.

Ooma, Inc. | Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board. Based upon the Company’s investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and the Company plans to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

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

On March 27, 2018, the Magistrate Division of the Oregon Tax Court issued its decision denying the Company’s motion, and granting the DOR’s motion for summary judgment.  Notwithstanding such decision, the Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax and the Assessments to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon. The Company intends to file an appeal of the Magistrate Divisions decision with the Regular Division of the Oregon Tax Court, and the Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

As of April 30, 2018, the condensed consolidated balance sheet included an accrual of approximately $0.3 million in other current liabilities as the amount of loss deemed probable and reasonably estimable to result from the Oregon Tax Litigation.

Secure Cam Litigation

On May 2, 2018, plaintiff Secure Cam, LLC filed a complaint in the U.S. District Court for the Northern District of California against the Company’s wholly-owned subsidiary, Butterfleye, Inc., alleging infringement of four United States patents (No. 8,531,555, No. 8,350,928, No. 8,836,819 and No. 9,363,408) (the “Secure Cam Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief.  The Company plans to contest the complaint vigorously. Based upon the Company’s preliminary investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patents, although the outcome of any litigation can never be certain.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Secure Cam Litigation is not estimable.

Ooma, Inc. | Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On November 29, 2017, the Superior Court dismissed the claims that were based on Sections 12(a)(2) and 15 of the Securities Act with prejudice, but denied the Company’s motion to stay the case pending the United States Supreme Court’s decision in Cyan v. Beaver Cnty. Emp. Ret.‘ Fund. On March 20, 2018, the United States Supreme Court published its decision in the Cyan case, holding that state courts have subject matter jurisdiction to hear claims brought under the Securities Act, such as the claims alleging violations of Section 11 of the Securities Act (the only remaining claims in the Securities Litigation) brought against the Company in the Superior Court.

The Company believes the plaintiffs’ claim are without merit and the Company is vigorously defending against the Securities Litigation and will continue to do so. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

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

Ooma, Inc. | Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

Equity Incentive Plan.  The 2015 Equity Incentive Plan provides for the grant of incentive stock options to its employees and any of its subsidiary corporations’ employees, and for the grant of restricted stock units (“RSUs”), non-statutory stock options, stock appreciation rights, restricted stock, performance units and performance shares to its employees, directors and consultants and its subsidiary corporations’ employees and consultants.

Stock option activity for the three months ended April 30, 2018 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	Per Share	(in years)	(in thousands)
Balance as of January 31, 2018	1,801,232	$6.09	6.2	$8,270
Granted	100,000	$11.75
Exercised	(60,718)	$4.87
Canceled	(11,652)	$7.67
Balance as of April 30, 2018	1,828,862	$6.43
Vested and exercisable as of April 30, 2018	1,518,013	$5.56	5.7	$8,249

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively. The weighted average grant date fair value of options granted during the three months ended April 30, 2018 and 2017 was $5.28 and $4.81, respectively.

RSU activity for the three months ended April 30, 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2018	1,966,895	$8.85
Granted	966,675	$11.71
Vested	(204,728)	$8.33
Canceled	(129,251)	$8.33
Balance as of April 30, 2018	2,599,591	$9.99

Employee Stock Purchase Plan.  The 2015 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year.

During the three months ended April 30, 2018 and 2017, employees purchased approximately 0.2 million and 0.2 million shares, respectively, at a weighted purchase price of $5.65 and $5.34 per share, respectively.

Ooma, Inc. | Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Cost of revenue	$192	$315
Sales and marketing	326	520
Research and development	863	1,068
General and administrative	933	1,068
Total stock-based compensation expense	$2,314	$2,971

As of April 30, 2018, there was $26.9 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Three Months Ended
	April 30, 2018	April 30, 2017
Stock Options:
Expected volatility	43%	47%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.7%	2.1%
Dividend yield	—%	—%
ESPP:
Expected volatility	47%-56%	35%-41%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	2.0%-2.3%	0.9%-1.3%
Dividend yield	—%	—%

Note 8:  Income Taxes

The Company recorded an income tax benefit of $0.1 million during the three months ended April 30, 2018, primarily related to the Company’s acquisition of Voxter, a corporation incorporated in the province of British Columbia, Canada. See Note 11: Business Acquisitions. The Company did not record a provision or benefit for income taxes during the three months ended April 30, 2017. The Company continues to maintain a full valuation allowance against its deferred tax assets.

Uncertain Tax Positions

As of April 30, 2018, the Company had unrecognized tax benefits of $3.0 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2018 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2018.

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

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, containing significant changes to U.S. tax law, including: a permanent reduction in the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018;

Ooma, Inc. | Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

implementing a territorial tax system; and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax assets at December 22, 2017.

Effective for tax years beginning on January 1, 2018 or later, which is considered fiscal 2019 for the Company, tax reform legislation modified Section 162(m) rules to repeal the performance-based compensation and commission exceptions to the $1 million deduction limitation. However, written binding contracts in effect on November 2, 2017, including plans where the right to participate in the plan is part of a written contract with an executive officer, are grandfathered and not subject to limitation under Section 162(m). The Company believes some of its contracts will not be subject to limitation and will continue to monitor the deferred tax assets related to deferred compensation expense and share-based compensation expense on a going forward basis.

While the Tax Act provides a territorial tax system, beginning in calendar year 2018, it also included two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provision and the base-erosion and anti-abuse tax (BEAT) provision. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The BEAT provision may not apply to the Company in the near future. However, the Company intends to account for the GILTI tax in the period in which it is incurred. The Company does not expect GILTI provisions to result in significant additional U.S. taxes in fiscal 2019.

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

Note 9: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive as the Company reported net losses for all periods presented.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2018	April 30, 2017
Numerator
Net loss	$(3,685)	$(3,392)
Denominator
Weighted-average common shares	19,318,718	18,128,504
Basic and diluted net loss per share	$(0.19)	$(0.19)

Potentially dilutive securities of approximately 4.6 million and 5.1 million were excluded from the computation of diluted net loss per share for the three months ended April 30, 2018 and 2017, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Ooma, Inc. | Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Related Party Transactions

Through February 2018, one of the members of the Company’s board of directors was affiliated with a professional firm that provided public relations services to the Company. The Company incurred expenses of less than $0.1 million for the three months ended April 30, 2018 and 2017 for the services provided by the firm.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s new corporate headquarters. One of the members of the Company’s board of directors is also a current member of Fiserv’s board of directors. The Company incurred rent expense of approximately $0.2 million for the three months ended April 30, 2018 under this sublease agreement.

Note 11:  Business Acquisition

On March 12, 2018, the Company completed its acquisition of Voxter Communications Inc., a privately-held provider of UCaaS solutions for mid-market and enterprise businesses.

The acquisition date fair value consideration transferred for Voxter was approximately $3.9 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash paid at closing	$2,510
Common stock issued at closing (35,513 shares)	390
Holdback payable (1)	780
Contingent consideration (2)	231
Total	$3,911

(1) Amounts to be paid in cash after a one-year holdback period.

(2) Fair value of deferred earn-out payments ($0.8 million gross) contingent upon the achievement of certain performance targets.

The final purchase price allocation included identifiable intangible assets of approximately $2.1 million, net assets acquired of approximately $0.4 million, deferred tax liabilities of approximately $0.4 million and residual goodwill of approximately $1.9 million, based on the best estimates of management. See Note 4: Balance Sheet Components above. Acquisition-related transaction costs charged to expense were approximately $0.3 million. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future Ooma business offerings. Goodwill is not expected to be deductible for U.S. or Canadian income tax purposes.

The operating results of the acquired company have been included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Voxter acquisition have not been presented because it does not have a material impact on the Company's consolidated results of operations.

Ooma, Inc. | Form 10-Q | 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC on April 2, 2018. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We generate subscription and services revenue by selling subscriptions and other services for our communications solutions, as well as other connected services. We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service. We offer our solutions in the U.S. and Canadian markets and began expanding our operations outside of North America in the prior fiscal year.

On February 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, which resulted in timing and presentation changes affecting our consolidated balance sheet and statement of operations. Under Topic 606, product revenue for sales made through our channel partners is now recognized when we deliver product to our partners (sell-in basis) rather than deferring recognition until resale by the partners to the end customers (sell-through basis). We also capitalize a significant portion of our sales commission costs as an incremental cost of obtaining a customer contract and amortize them to sales and marketing expense over an estimated customer life of five years. Previously, we expensed all sales commissions as incurred. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

In March 2018, we acquired Voxter Communications, Inc., a provider of UCaaS solutions for mid-market and enterprise businesses for upfront cash consideration of $2.4 million, net of cash acquired of $0.1 million. (See Note 11: Business Acquisitions in the notes to the condensed consolidated financial statements). We believe Voxter will complement our Ooma Office solution and allow us to meet the needs of larger organizations. Although Voxter was not material to our financial statements for the three months ended April 30, 2018, we expect it to be a strategic growth initiative for our business long-term.

Beginning with fiscal 2019, we now refer to Ooma Office and Voxter collectively as Ooma Business.

Ooma, Inc. | Form 10-Q | 21

First Quarter Fiscal 2019 Financial Highlights

•

Total revenue was $30.2 million, up 10% year-over-year, reflecting a 7% increase in our core user base. Ooma Business contributed approximately 26% to our total revenue compared to 20% in the prior year quarter.

•	Subscription and services revenue from Ooma Business and Ooma Residential grew 53% and 11% year-over-year, respectively.
•	Total gross margin was 59%, up from 58% in the prior year period, driven by the continued growth of Ooma Business.
•	Net loss was $3.7 million, compared to $3.4 million the prior year period, reflecting continued investments in research and development, brand marketing and channel development.
•	Adjusted EBITDA was ($0.5) million, compared to $0.1 million in the prior year period.
•	Cash provided from operations was $0.3 million, compared to $0.2 million in the prior year period.
•	As of April 30, 2018, we had total cash, cash equivalents and short-term investments of $49.7 million, compared to $51.8 million as of January 31, 2018.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings, namely Ooma Business and Ooma Residential.

The following table sets forth our key metrics for each of the periods indicated (in thousands, except percentages):

	As of
	April 30, 2018	April 30, 2017
Core users	945	879
Annualized exit recurring revenue (AERR)	$105,300	$88,300
Net dollar subscription retention rate	101%	97%
Adjusted EBITDA	$(522)	$71

Core Users increased 7% year-over-year, which was primarily driven by growth in both business and residential users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

Annualized Exit Recurring Revenue increased year-over-year due to an increase in the average revenue per core user, which was driven by the increase in total business core users and in part by the changes made to our residential customer pricing structure in October 2017. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

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

Adjusted EBITDA.  We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and related taxes and acquisition-related costs.

Ooma, Inc. | Form 10-Q | 22

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, income tax benefits, or changes in the fair value of acquisition-related contingent consideration (if any);

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
GAAP net loss	$(3,685)	$(3,392)
Reconciling items:
Interest and other income, net	(177)	(106)
Income tax benefit	(69)	—
Depreciation and amortization	504	468
Acquisition-related costs and amortization of acquired intangible assets	496	83
Stock-based compensation and related taxes	2,409	3,018
Adjusted EBITDA	$(522)	$71

Components of Results of Operations

Revenue

Subscription and services revenue is comprised primarily of recurring subscription fees from customers accessing our communications solutions, such as Ooma Residential, Ooma Business and other subscriptions. Revenue is also generated from payments associated with advertisements through the Talkatone mobile application. We expect our subscription and services revenue to grow as we continue to expand our core user base, driven primarily by growth in Ooma Business.

Product and other revenue consists primarily of the sale of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers, and to a lesser extent from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Business or Residential. We expect our product and other revenue to remain relatively flat on a year-over-year basis.

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

Ooma, Inc. | Form 10-Q | 23

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

Ooma, Inc. | Form 10-Q | 24

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Revenue:
Subscription and services	$27,312	$24,100
Product and other	2,910	3,478
Total revenue	30,222	27,578

Cost of revenue:
Subscription and services	8,774	7,749
Product and other	3,510	3,796
Total cost of revenue	12,284	11,545
Gross profit	17,938	16,033

Operating expenses:
Sales and marketing	8,895	9,154
Research and development	8,522	6,621
General and administrative	4,452	3,756
Total operating expenses	21,869	19,531
Loss from operations	(3,931)	(3,498)
Interest and other income, net	177	106
Loss before income taxes	(3,754)	(3,392)
Income tax benefit	69	—
Net loss	$(3,685)	$(3,392)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Cost of revenue	$202	$322
Sales and marketing	348	531
Research and development	906	1,086
General and administrative	953	1,079
Total stock-based compensation expense	$2,409	$3,018

Ooma, Inc. | Form 10-Q | 25

Comparison of the three months ended April 30, 2018 and 2017 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2018	April 30, 2017	Change
Revenue:
Subscription and services	$27,312	$24,100	$3,212	13%
Product and other	2,910	3,478	(568)	(16)%
Total revenue	$30,222	$27,578	$2,644	10%
Percentage of revenue:
Subscription and services	90%	87%
Product and other	10%	13%
Total	100%	100%

We derived approximately 71% and 72% of our total revenue from Ooma Residential and approximately 26% and 20% from Ooma Business for the three months ended April 30, 2018 and 2017, respectively.

Subscription and services revenue increased $3.2 million or 13% year-over-year, primarily driven by a 7% increase in our core users to approximately 945,000 as of April 2018 from approximately 879,000 as of April 2017, and in part by changes to our residential customer pricing structure that were implemented in October 2017. Year-over-year revenue growth reflected a combined 20% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone and the absence of revenue from Business Promoter (due to the sale of the Business Promoter service in August 2017). Revenue earned from Business Promoter was approximately $0.9 million in the first quarter of fiscal 2018.

Product and other revenue decreased $0.6 million or 16% year-over-year, reflecting our continued focus on the growth of Ooma Business which generates lower product sales per user.

Adoption of the new Topic 606 revenue recognition rules resulted in a $0.3 million decrease to revenue for the first quarter of fiscal 2019 as compared to what would have been recognized under the legacy Topic 605 rules. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

Ooma, Inc. | Form 10-Q | 26

Cost of Revenues and Gross Margin

	Three Months Ended
	April 30, 2018	April 30, 2017	Change
Cost of revenue:
Subscription and services	$8,774	$7,749	$1,025	13%
Product and other	3,510	3,796	(286)	(8)%
Total cost of revenue	$12,284	$11,545	$739	6%
Gross profit:
Subscription and services	$18,538	$16,351	$2,187	13%
Product and other	(600)	(318)	(282)	89%
Total	$17,938	$16,033	$1,905	12%
Gross margin:
Subscription and services	68%	68%
Product and other	(21)%	(9)%
Total	59%	58%

Total gross margin increased to 59% in the three months ended April 30, 2018 as compared to 58% in the prior year period, primarily due to higher proportionate growth of subscription and services revenue (as subscription and services revenue carries higher gross margin) and the benefits of scale on a larger core user base.

Subscription and services gross margin of 68% was flat year-over-year. Although subscription and services revenue increased year-over-year, these higher revenues were offset in part by a non-recurring $0.2 million charge associated with a potential tax regulatory settlement. Cost of subscription and services revenue for the three months ended April 30, 2018 increased $1.0 million year-over-year, reflecting a $0.6 million increase in regulatory costs, primarily associated with changes made to our residential pricing structure in October 2017, as well as increases in other expenses, including the non-recurring $0.2 million charge noted above, credit card processing fees and personnel-related costs.

Product and other revenue gross margin of (21%) decreased year-over-year from (9%) due to a decrease in the sale of end-point devices. The year-over-year decrease in cost of product and other revenue was primarily driven by the corresponding decrease in our product revenue.

Ooma, Inc. | Form 10-Q | 27

Operating Expenses

	Three Months Ended
	April 30, 2018	April 30, 2017	Change
Sales and marketing	$8,895	$9,154	$(259)	-3%
Research and development	8,522	6,621	1,901	29%
General and administrative	4,452	3,756	696	19%
Total operating expenses	$21,869	$19,531	$2,338	12%

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 2018 decreased $0.3 million or 3% year-over-year, primarily due to an approximate $1.0 million decrease in commissions expense due to the capitalization of these costs under the new Topic 606 accounting rules, offset in part by a $0.6 million increase in personnel related costs, driven by higher headcount, coupled with a $0.2 million increase in marketing activities. The year-over-year growth in personnel costs and marketing activities supported the expansion of our sales efforts to drive growth in Ooma Business.

Research and Development

Research and development expenses for the three months ended April 30, 2018 increased $1.9 million or 29% year-over-year, primarily due to a $1.7 million increase in personnel related costs, driven by higher headcount, as well as an increase in facilities, supplies and equipment related costs. The year-over-year growth in research and development supported continued enhancements to Ooma Business as well as adding new features and product offerings to our home security solution.

General and Administrative

 General and administrative expenses for the three months ended April 30, 2018 increased $0.7 million or 19% year-over-year, mainly reflecting increased personnel related costs that were driven by higher headcount, as well as transaction expenses supporting the recent Voxter acquisition.

Liquidity and Capital Resources

As of April 30, 2018, we had $49.7 million of total cash and investments. To date, we have funded our operations primarily through sales to our customers as well as proceeds from our IPO in July 2015. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the first quarter of fiscal 2019, we completed the acquisition of Voxter Communications for upfront cash consideration of approximately $2.4 million, net of cash acquired of $0.1 million.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Net cash provided by operating activities	$294	$165
Net cash provided by investing activities	3,310	4,290
Net cash provided by financing activities	407	563
Net increase in cash and cash equivalents	$4,011	$5,018

Ooma, Inc. | Form 10-Q | 28

Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2018	April 30, 2017
Net loss	$(3,685)	$(3,392)
Add: non-cash charges	2,906	3,597
Net loss before non-cash charges	(779)	205
(Increase) decrease in accounts receivable	(874)	272
Increase in inventories	(311)	(1,154)
(Increase) decrease in other assets	(564)	343
Increase in accounts payable and accrued expenses	2,770	569
Increase (decrease) in deferred revenue	52	(70)
Net cash provided by operating activities	$294	$165

For the three months ended April 30, 2018, our net loss of $3.7 million included non-cash charges of $2.9 million primarily related to $2.3 million of stock-based compensation and $0.6 million of depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2018 included:

•	an increase of $0.9 million in accounts receivable primarily due to the timing of billings and our collection efforts
•	an increase of $0.3 million in our raw materials and finished goods inventory
•	an increase of $0.6 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions costs
•	a net increase of $2.8 million in accounts payable, accrued expenses and other liabilities due to the timing of payments and invoices

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

The year-over-year $0.1 million increase in cash generated by operating activities reflected favorable changes in operating assets and liabilities that offset the year-over-year increase in net loss.

Investing Activities

For the three months ended April 30, 2018, cash provided by investing activities was $3.3 million, which consisted of proceeds of $11.5 million from maturities and sales of short-term investments, offset in part by $5.4 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter Communications and $0.4 million used for purchases of property and equipment.

For the three months ended April 30, 2017, cash provided by investing activities was $4.3 million, which consisted of proceeds of $10.3 million from maturities and sales of short-term investments, offset by $5.4 million used for purchases of short-term investments and $0.6 million used for purchases of property and equipment.

Net cash provided by investing activities for the three months ended April 30, 2018 decreased $1.0 million year-over-year primarily due to cash used for the Voxter acquisition that was offset in part by higher maturities and sales of short-term investments in fiscal 2019.

Ooma, Inc. | Form 10-Q | 29

Financing Activities

During the three months ended April 30, 2018, cash provided by financing activities was $0.4 million, which consisted of proceeds of $1.2 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $0.8 million related to shares repurchased for tax withholdings on vesting of RSUs.

During the three months ended April 30, 2017, cash provided by financing activities was $0.6 million, which consisted of proceeds of $0.9 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $0.3 million related to shares repurchased for tax withholdings on vesting of RSUs.

Net cash provided by financing activities for the three months ended April 30, 2018 decreased $0.2 million year-over-year, primarily due to a net increase in shares repurchased for tax withholdings on vesting of RSUs.

Contractual Obligations and Commitments

See Note 5: Commitments and Contingencies in the notes to the condensed consolidated financial statements for discussion of our facility leases and other contractual commitments.

As of April 30, 2018, we had no tax liabilities related to uncertainty in income tax positions.

During the three months ended April 30, 2018 and 2017, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

During the first quarter of fiscal 2019, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) as described above in Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Ooma, Inc. | Form 10-Q | 30

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of fiscal 2019. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective February 1, 2018. Except for the implementation of these internal controls, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ooma, Inc. | Form 10-Q | 31

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

Our customers generally do not have long-term contracts with us and may terminate their subscription for our service at any time without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as churn. Our Ooma Residential customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. Our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in small business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

Ooma, Inc. | Form 10-Q | 32

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

The cloud-based communications and connected services industries are highly competitive and may increase in the future. We face continued competition from the following:

(i)	established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada;
(ii)	other communications companies such as 8x8 Inc., Bandwidth Inc., Coredial LLC, Evolve IP LLC, Intermedia.net Inc., RingCentral Inc. and Vonage Holdings Corp;
(iii)	companies such as Broadsoft, Inc. (acquired by Cisco Systems, Inc. in February 2018) and Microsoft Corporation that generally license their software and their resellers;
(iv)	traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems Inc., Mitel Inc., and their resellers;
(v)	mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and
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

Ooma, Inc. | Form 10-Q | 33

We rely significantly on retailers and reseller partnerships to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.

We currently sell Ooma Residential and Ooma Business through a combination of direct sales, leading retailers such as Amazon, Costco.com, Best Buy and Walmart, and our reseller partnerships and a significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

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

Ooma, Inc. | Form 10-Q | 34

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

Because our technology platform is complex, incorporates a variety of new computer hardware, and the platform continues to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. For example, in May 2018 while working to upgrade our network, we encountered unexpected interactions between components in our Office platform which led to multiple intermittent service outages. We were able to restore service without incurring material expenses, and outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

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

Ooma, Inc. | Form 10-Q | 35

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

Our limited history operating our business at its current scale makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock

Our business has experienced rapid growth in recent periods. We became a public company following our initial public offering (“IPO”) in July 2015 and our revenues have grown from $88.8 million in fiscal 2016 to $114.5 million in fiscal 2018 and our operating expenses have increased from $59.6 million in fiscal 2016 to $81.8 million in fiscal 2018. Because we have only a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

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

Ooma, Inc. | Form 10-Q | 36

•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $13.1 million and $12.9 million in fiscal 2018 and fiscal 2017, respectively. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated positive cash flow from operations in fiscal 2018 and the three months ended April 30, 2018, we may not continue to do so in the future as a result of our increased expenditures, and we will have to generate and sustain increased revenue to sustain positive cash flows and achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma, Inc. | Form 10-Q | 37

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

Ooma, Inc. | Form 10-Q | 38

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

Ooma, Inc. | Form 10-Q | 39

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

Ooma, Inc. | Form 10-Q | 40

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

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 71% of our revenue from Ooma Residential for fiscal 2018 and expect it will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and may materially and adversely impact our results of operations.

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

Ooma, Inc. | Form 10-Q | 41

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

Our Ooma Residential product and services are being sold to individuals and families. With the growth in cellular and other mobile technologies, many consumers have chosen to eliminate altogether their home telephone service. Our ability to continue growing our user base depends on our ability to convince our customers and potential customers that our service is sufficiently useful and cost-effective, such that it makes sense to maintain or reestablish home telephone services with us. Our growth could slow and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

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

Ooma, Inc. | Form 10-Q | 42

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in ~~Note 11~~ Note 5: Commitments and Contingencies in the accompanying notes to our consolidated financial statements. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We also rely, in part, on patent law to protect our intellectual property in the U.S. and internationally. See Item 1. Business of our Annual Report on Form 10-K for the year ended January 31, 2018 for additional information. We cannot predict whether our pending patent applications will result in issued patents or whether any issued patents will effectively protect our intellectual property. Even if a pending patent application results in an issued patent, the patent may be circumvented or its validity may be challenged in various proceedings in U.S. District Court, before the U.S. Patent and Trademark Office or before their foreign equivalents, such as reexamination, which may require legal representation and involve substantial costs and diversion of management time and resources. In addition, we cannot assure you that every significant feature of our solutions is protected by our patents, or that we will mark our products with any or all patents they embody. As a result, we may be prevented from seeking damages in whole or in part for infringement of our patents.

Ooma, Inc. | Form 10-Q | 43

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

Ooma, Inc. | Form 10-Q | 44

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

Ooma, Inc. | Form 10-Q | 45

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

Ooma, Inc. | Form 10-Q | 46

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

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions;
•	export controls and trade and economic sanctions administered by the Department of Commerce Bureau of Industry and Security and the Treasury Department’s Office of Foreign Assets Control;
•	tariffs and other non-tariff barriers, such as quotas and local content rules and the possibility of additional import tariffs imposed by the Trump administration or trade wars;
•	compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA;
•	limited protection for intellectual property rights in some countries;
•	adverse tax consequences;
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

Ooma, Inc. | Form 10-Q | 47

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

Ooma, Inc. | Form 10-Q | 48

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

Ooma, Inc. | Form 10-Q | 49

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

In April 2018, the FCC adopted new rules governing the completion of calls to rural areas and related reporting requirements.  The new rules retain the existing rural call completion data recording and retention requirements on VoIP providers like us, but dropped the related reporting requirements. These new rules require us to monitor the performance of our intermediate providers – telecom companies we use to help complete telephone calls to rural areas and take steps to prevent rural call completion problems that may be caused by our intermediate providers, such as persistent low answer or completion rates, unexplained anomalies in performance, or repeated complaints to the FCC.  Under certain circumstances, if our routing choices, meaning the intermediate providers we chose to help us complete calls to rural areas, result in lower quality service, we may be held liable for the actions taken by our intermediate providers. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

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

Ooma, Inc. | Form 10-Q | 50

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

Ooma, Inc. | Form 10-Q | 51

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

The EU’s General Data Protection Regulation, or GDPR, became effective in May 2018 and comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient.

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

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including, for our Ooma Business customers, information about their own customers and other contacts. In addition, customers may use our services to transmit and store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy such as HIPAA, as amended, and the HIPAA regulations, may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

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

Ooma, Inc. | Form 10-Q | 52

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

Ooma, Inc. | Form 10-Q | 53

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. A complaint was filed by the County of Berks, Pennsylvania on January 21, 2016 alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject. See ~~Note 11~~ Note 5: Commitments and Contingencies of the accompanying notes of our consolidated financial statements.

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

Ooma, Inc. | Form 10-Q | 54

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

Ooma, Inc. | Form 10-Q | 55

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

Ooma, Inc. | Form 10-Q | 56

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us. In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, many companies that have experienced volatility in their stock price have become subject to securities class action litigation. We have been the target of this type of litigation and may continue to be a target in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

Ooma, Inc. | Form 10-Q | 57

We are currently subject to securities class action litigation in connection with our initial public offering and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company, its directors, and certain officers have been named as defendants in a consolidated securities class actions (“the Securities Litigation”). See Note 5: Commitments and Contingencies of the notes of our consolidated financial statements for a detailed description of the Securities Litigation and the allegations currently made therein. The Company is vigorously defending itself against the allegations in the Securities Litigation. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation. The Company will, however, incur certain costs and fees associated with its defense, including costs related to its obligation to indemnify certain parties named in the action. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, the Company may incur substantial costs, expenses and burdens not covered by insurance. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In accordance with the terms of a share purchase agreement, between us and Voxter Communications, on March 12, 2018, we issued 35,513 shares of our common stock to the former shareholders of Voxter Communications for an aggregate offering price of $0.4 million. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (Securities Act) as all shares were issued in offshore transactions and no directed selling efforts were made in the United States by us as the issuer, a distributor, or any affiliates or other person acting on our behalf.  All such shares were issued with a restrictive legend and may only be resold pursuant the resale restrictions set forth in Regulation S and/or Rule 144 under the Securities Act.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma, Inc. | Form 10-Q | 58

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Ooma, Inc. | Form 10-Q | 59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 8, 2018	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma, Inc. | Form 10-Q | 60