Form 10-Q
period 2018-07-31
OOMA INC
filed 2018-09-06
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of August 31, 2018, there were 19.8 million shares of the registrant’s common stock outstanding.

Ooma, Inc. | Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	July 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$16,944	$4,483
Short-term investments	31,687	47,307
Accounts receivable, net	3,103	2,858
Inventories	7,601	6,079
Other current assets	3,593	4,397
Total current assets	62,928	65,124
Property and equipment, net	4,858	4,732
Intangible assets, net	3,033	1,292
Goodwill	3,803	1,947
Other assets	2,028	336
Total assets	$76,650	$73,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,189	$5,453
Accrued expenses	15,216	14,777
Deferred revenue	15,117	15,556
Total current liabilities	40,522	35,786
Other liabilities	947	577
Total liabilities	41,469	36,363
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 19.8 million and 19.1 million shares issued and outstanding, respectively	2	2
Additional paid-in capital	134,040	128,081
Accumulated other comprehensive loss	(49)	(84)
Accumulated deficit	(98,812)	(90,931)
Total stockholders’ equity	35,181	37,068
Total liabilities and stockholders’ equity	$76,650	$73,431

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Revenue:
Subscription and services	$28,426	$25,206	$55,738	$49,306
Product and other	3,255	2,981	6,165	6,459
Total revenue	31,681	28,187	61,903	55,765

Cost of revenue:
Subscription and services	8,818	7,814	17,592	15,563
Product and other	4,090	3,792	7,600	7,588
Total cost of revenue	12,908	11,606	25,192	23,151
Gross profit	18,773	16,581	36,711	32,614

Operating expenses:
Sales and marketing	10,499	9,245	19,394	18,399
Research and development	8,443	7,263	16,965	13,884
General and administrative	3,995	3,865	8,447	7,621
Total operating expenses	22,937	20,373	44,806	39,904
Loss from operations	(4,164)	(3,792)	(8,095)	(7,290)
Interest and other income, net	198	169	375	275
Loss before income taxes	(3,966)	(3,623)	(7,720)	(7,015)
Income tax benefit	62	—	131	—
Net loss	$(3,904)	$(3,623)	$(7,589)	$(7,015)

Net loss per share of common stock:
Basic and diluted	$(0.20)	$(0.20)	$(0.39)	$(0.38)
Weighted-average number of shares used in per share amounts:
Basic and diluted	19,673,658	18,360,560	19,499,677	18,246,457

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2018	July 31, 2017
Cash flows from operating activities:
Net loss	$(7,589)	$(7,015)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	5,076	6,091
Depreciation and amortization of property and equipment	1,062	962
Amortization of acquired intangible assets	343	164
Changes in fair value of acquisition-related contingent consideration	(128)	—
Deferred income taxes	(131)	—
Amortization and accretion of premiums from investments	(118)	133
Changes in operating assets and liabilities:
Accounts receivable, net	(430)	456
Inventories	(1,518)	(1,001)
Deferred inventory costs	42	424
Other assets	(1,633)	135
Accounts payable and other liabilities	4,015	1,046
Deferred revenue	509	37
Net cash (used in) provided by operating activities	(500)	1,432

Cash flows from investing activities:
Purchases of short-term investments	(13,988)	(20,544)
Proceeds from maturities and sales of short-term investments	29,762	26,233
Purchases of property and equipment	(855)	(1,063)
Business acquisition, net of cash assumed	(2,402)	—
Net cash provided by investing activities	12,517	4,626

Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,200)	(503)
Proceeds from issuance of common stock	1,644	888
Net cash provided by financing activities	444	385
Net increase in cash and cash equivalents	12,461	6,443
Cash and cash equivalents at beginning of period	4,483	3,990
Cash and cash equivalents at end of period	$16,944	$10,433

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$355	$341
Contingent consideration for business acquisition	$231	$—
Holdback payable for business acquisition	$780	$—
Shares issued for business acquisition	$390	$—

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

In March 2018, the Company acquired Voxter Communications, Inc., (“Voxter”) a provider of customizable Unified-Communications-as-a-Service (“UCaaS”) offerings for mid-market and enterprise businesses. See Note 11: Business Acquisition below. The Company refers to its Voxter UCaaS offering as Ooma Enterprise and refers to both Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services and the Company’s home security solutions.

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

Ooma, Inc. | Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Standards

Revenue recognition.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded the revenue recognition guidance in Topic 605 with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, which requires the deferral of incremental costs to acquire customer contracts, including sales commissions. The Company adopted the new standard effective February 1, 2018 under the modified retrospective method. The Company has implemented policies, processes and controls to support the standard's measurement and disclosure requirements. See Note 2: Revenue, Deferred Revenue and Commissions for disclosure on the impact of adopting this standard and updated accounting policies.

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

Accounting Standards Not Yet Adopted

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Topic 840. Under Topic 842, leases would be accounted for as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The standard also requires qualitative and quantitative disclosures to help investors and other readers of the financial statements to better understand the amount, timing and uncertainty of cash flows arising from leases. Topic 842 will become effective for the Company beginning in fiscal 2020 and requires adoption using a modified retrospective approach. The Company is in the process of gathering information to identify the relevant population of potential lease arrangements and evaluating these arrangements under Topic 842. While the Company continues to evaluate the effect of adoption on its consolidated financial statements, it expects the adoption of Topic 842 will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its consolidated balance sheets.

Stock-based Compensation.  In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include and simplify the accounting for share-based payments issued to nonemployees. Under the amended standard, most of the guidance on nonemployee share-based payments would be aligned with the requirements for share-based payments granted to employees. The new standard will become effective for the Company beginning in fiscal 2020. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

Ooma, Inc. | Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue, Deferred Revenue and Commissions

On February 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to only those contracts that were not completed as of the adoption date. The Company’s financial results for the three and six months ended July 31, 2018 are presented in accordance with the provisions under Topic 606. Comparative prior period amounts have not been adjusted and continue to be reported under the historic accounting standards in effect for the periods presented.

The new standard impacted revenue recognition timing on product sales made to certain channel partners, whereby revenue is now recognized when the Company delivers product to the channel partner (sell-in basis) rather than deferring recognition until resale by the partner to the end customer (sell-through basis). The adoption of the new standard also changed the treatment of sales commissions, whereby the Company now capitalizes its incremental costs of acquiring customer contracts and amortizes these deferred costs over the estimated customer life. Previously, all sales commissions were expensed as incurred. See below for further discussion of the Company’s updated significant accounting policies.

As a result of adopting Topic 606, the February 1, 2018 beginning balance of accumulated deficit increased by $0.3 million, reflecting a net decrease to deferred revenue of approximately $1.0 million and corresponding adjustments to deferred inventory costs and other related accounts. Deferred commissions related to open contracts as of the adoption date were immaterial.

The following tables summarize the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and balance sheet (in thousands, except per share amounts):

Statement of Operations:	Three Months Ended July 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Total revenue	$31,681	$(218)	$31,463
Total cost of revenue	12,908	(189)	12,719
Gross profit	18,773	(29)	18,744
Sales and marketing expense	10,499	1,199	11,698
Net loss	(3,904)	(1,228)	(5,132)
Net loss per share - basic and diluted	(0.20)	(0.06)	(0.26)

	Six Months Ended July 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Total revenue	$61,903	$122	$62,025
Total cost of revenue	25,192	113	25,305
Gross profit	36,711	9	36,720
Sales and marketing expense	19,394	2,261	21,655
Net loss	(7,589)	(2,252)	(9,841)
Net loss per share - basic and diluted	(0.39)	(0.11)	(0.50)

Balance Sheet:	As of July 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Accounts receivable, net	$3,103	$407	$3,510
Other current assets (1)	3,593	253	3,846
Other assets (2)	2,028	(1,719)	309
Accrued expenses (3)	15,216	(162)	15,054
Deferred revenue	15,117	1,050	16,167
Accumulated deficit	(98,812)	(1,947)	(100,759)

(1) Other current assets include deferred commissions and deferred inventory costs.

(2) Other assets include non-current deferred commissions.

(3) Accrued expenses include certain accrued sales incentives.

Ooma, Inc. | Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The adoption of the new standard did not have any impact on net cash provided by or used in operating, investing and financing activities in the consolidated statements of cash flows.

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription and services revenue, which are generated from sales of subscription plans for communications services and other connected services; and (2) product and other revenue. Subscriptions and services are sold directly to end-customers. Products are sold to end-customers through several channels, including but not limited to, distributors, retailers and resellers (collectively the “channel partners”), and Ooma sales representatives.

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

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. Under Topic 606, the Company has maintained its policy to exclude these taxes from revenue.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Subscription and services revenue	$28,426	$25,206	$55,738	$49,306
Product and other revenue	3,255	2,981	6,165	6,459
Total revenue	$31,681	$28,187	$61,903	$55,765

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Subscription and services revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. All subscription revenue is recognized ratably over the contractual service term. The Company’s service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual subscriptions.

The Company recognizes a small portion of its revenue on a point-in-time usage basis from services such as: prepaid international calls, directory assistance, and advertisements displayed through its Talkatone mobile application.

Product and other revenue.  Product and other revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for the Company’s direct customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from sales to direct end-customers and channel partners when it delivers the product or when all customer contractual provisions have been met, if any. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Therefore, the amount of product revenue recognized is adjusted for any variable consideration, such as expected returns and customer sales incentives as described in “Sales allowances” below.

Amounts billed to customers related to shipping and handling are classified as revenue. Shipping and handling costs are expensed as incurred and classified as cost of revenue.

Ooma, Inc. | Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of product(s) and related communications services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. The Company determines the SSP for its communications services based on observable historical stand-alone sales to customers, for which the Company requires that a substantial majority of selling prices fall within a reasonably narrow pricing range. The Company does not have a directly observable SSP for its on-premise appliance and end-point devices, and therefore establishes SSP based on its best estimates and judgments, considering company-specific factors such as pricing strategies, estimated product and other costs, and bundling and discounting practices.

Sales allowances.  Credits and/or rebates issued to customers for product returns and sales incentives are deemed to be variable consideration under Topic 606, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and customer sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. Trends are influenced by product life cycles, new product introductions, market acceptance of products, the type of customer, seasonality and other factors. Product return and sales incentive rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future amounts. If actual future returns and sales incentives differ from past experience, additional reserves may be required. As of July 31, 2018 and January 31, 2018, the Company had total reserves for product returns and customer sales incentives of $0.5 million and $0.6 million.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts, product returns and customer sales incentives. The Company records its allowances for doubtful accounts based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of July 31, 2018 and January 31, 2018, the Company had allowances for doubtful accounts of $0.1 million. (See “Sales allowances” above regarding allowances for product returns and sales incentives.)

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	July 31, 2018	January 31, 2018
Customer A	14%	*
Customer B	*	10%

*	Represented less than 10% of accounts receivable, net at the end of respective periods

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

As of July 31, 2018, total deferred commission costs on the Company’s consolidated balance sheet was approximately $2.2 million, of which the $0.5 million current portion was included in other current assets and the $1.7 million non-current portion was included in other assets. During the three and six months ended July 31, 2018, amortization expense was $0.1 million and $0.2 million, respectively, and there was no impairment loss in relation to the costs capitalized.

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

	As of
	July 31, 2018	January 31, 2018
Deferred revenue:
Subscription and services	$15,427	$14,568
Product and other	62	1,416
Total deferred revenue	15,489	15,984
Less: current deferred revenue	15,117	15,556
Noncurrent deferred revenue included in other long-term liabilities	$372	$428

During the three and six months ended July 31, 2018, the Company recognized revenue of approximately $2.7 million and $12.2 million, respectively, pertaining to amounts deferred as of January 31, 2018. As of July 31, 2018, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first and second quarters of fiscal 2019, as well as amounts recorded during fiscal 2018 for annual contracts.

Remaining Performance Obligations

As of July 31, 2018, revenue of approximately $0.8 million is expected to be recognized from remaining performance obligations for open contracts with an original expected length of more than one year. This amount includes both long-term deferred revenue and non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue of approximately $0.4 million over the next 12 months and the remainder thereafter.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of July 31, 2018				Balance as of January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,454	$—	$—	$5,454	$554	$—	$—	$554
Commercial paper	—	5,983	—	5,983	—	2,844	—	2,844
Total cash equivalents	$5,454	$5,983	$—	$11,437	$554	$2,844	$—	$3,398
Cash				5,507				1,085
Total cash and cash equivalents				$16,944				$4,483

Short-term investments:
U.S. government securities	$12,135	$—	$—	$12,135	$20,867	$—	$—	$20,867
Corporate debt securities	—	9,559	—	9,559	—	13,895	—	13,895
Commercial paper	—	8,202	—	8,202	—	9,272	—	9,272
U.S. agency securities	—	—	—	—	—	1,996	—	1,996
Asset-backed securities	—	1,791	—	1,791	—	1,277	—	1,277
Total short-term investments	$12,135	$19,552	$—	$31,687	$20,867	$26,440	$—	$47,307

Liabilities:
Contingent consideration	$—	$—	$414	$414	$—	$—	$311	$311
Total liabilities	$—	$—	$414	$414	$—	$—	$311	$311

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. There were no transfers of financial assets or liabilities between levels during the periods presented.

For the periods presented, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. There were no investments in the Company’s portfolio that were other-than-temporarily impaired.

Level 3 liabilities consisted of contingent consideration related to the Company’s acquisitions of Butterfleye, Inc. (“Butterfleye”) in December 2017 and Voxter in March 2018 that were estimated using an income-based approach. Key inputs included assumptions regarding the achievement of certain performance milestones and discount rates consistent with the level of risk and economy in general. Contingent consideration is classified as a component of accrued expenses on the condensed consolidated balance sheets and changes in fair value are recorded to general and administrative expenses in the condensed consolidated statements of operations.

Changes in the Level 3 fair value category for the periods presented were as follows (in thousands):

Acquisition-Related
Contingent Consideration
Balance at January 31, 2018	$311
Add: Acquired contingent consideration	231
Changes in fair value	(128)
Balance at July 31, 2018	$414

Ooma, Inc. | Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of July 31, 2018		As of January 31, 2018
	Amortized	Fair Value	Amortized	Fair Value
One year or less	$30,741	$30,702	$43,227	$43,172
Over one year and less than two years	995	985	4,164	4,135
Total	$31,736	$31,687	$47,391	$47,307

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (amounts in tables are in thousands):

Inventories

	As of
	July 31, 2018	January 31, 2018
Finished goods	$4,277	$5,517
Raw material	3,324	562
Total inventory	$7,601	$6,079

Other Current Assets

	As of
	July 31, 2018	January 31, 2018
Prepaid expenses	$984	$1,921
Deferred sales commissions (1)	541	—
Deferred inventory costs (1)	113	1,061
Other current assets	1,955	1,415
Total other current assets	$3,593	$4,397
(1)

Changes in deferred inventory costs and deferred sales commissions were attributable to the Company’s adoption of Topic 606 on February 1, 2018. See Note 2: Revenue, Deferred Revenue and Commissions above.

Intangible Assets and Goodwill

The carrying amount of goodwill was $3.8 million and $1.9 million as of July 31, 2018 and January 31, 2018, respectively. The Company recognized $2.1 million in intangibles and $1.9 million in goodwill following the acquisition of Voxter in March 2018. See Note 11: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

	As of July 31, 2018			As of January 31, 2018
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2,560	(861)	$1,699	$1,568	$(630)	$938
Customer relationships	902	(68)	834	—	—	—
Trade name	451	(121)	330	262	(81)	181
Patents and licenses	714	(701)	13	714	(698)	16
User relationships	458	(458)	—	458	(458)	—
Total amortizable assets	5,085	(2,209)	2,876	3,002	(1,867)	1,135
In-process R&D	157	—	157	157	—	157
Total intangible assets	$5,242	$(2,209)	$3,033	$3,159	$(1,867)	$1,292

Ooma, Inc. | Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At July 31, 2018, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2019 remainder	$393
2020	652
2021	603
2022	599
2023 and thereafter	629
Total	$2,876

Accrued Expenses

	As of
	July 31, 2018	January 31, 2018
Regulatory fees and taxes	$6,287	$5,239
Payroll and related expenses	4,820	5,423
Acquisition-related consideration	1,211	353
Professional services	626	1,046
Other	2,272	2,716
Total accrued expenses	$15,216	$14,777

Ooma, Inc. | Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Commitments and Contingencies

Leases and Purchase Commitments

The Company’s principal commitments consist of obligations under enforceable and legally binding lease agreements for office space and data center facilities. Rent expense was $0.6 million and $0.4 million for the three months ended July 31, 2018 and 2017, respectively, and $1.3 million and $0.8 million for the six months ended July 31, 2018 and 2017, respectively. As of July 31, 2018 and January 31, 2018, future minimum rental commitments under non-cancelable operating leases were $4.4 million and $4.3 million, respectively.

As of July 31, 2018 and January 31, 2018, non-cancelable purchase commitments with the Company’s contract manufacturers were $2.4 million and $3.3 million, respectively.

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

As of July 31, 2018, the Company does not have any material accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

On March 27, 2018, the Magistrate Division of the Oregon Tax Court issued its decision denying the Company’s motion, and granting the DOR’s motion for summary judgment.  Notwithstanding such decision, the Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax and the Assessments to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon. On June 12, 2018, the Company filed an appeal of the Magistrate Divisions decision with the Regular Division of the Oregon Tax Court, and the Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

The Company has recorded cumulative charges of approximately $0.3 million as the amount of loss deemed probable and reasonably estimable in connection with the Oregon Tax Litigation, which the Company paid to the State of Oregon during the three months ended July 31, 2018.

Secure Cam Litigation

On May 2, 2018, plaintiff Secure Cam, LLC filed a complaint in the U.S. District Court for the Northern District of California against the Company’s wholly-owned subsidiary, Butterfleye, Inc., alleging infringement of four United States patents (No. 8,531,555, No. 8,350,928, No. 8,836,819 and No. 9,363,408) (the “Secure Cam Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. The Company believes the plaintiff’s claims are without merit and the Company plans to continue to contest the complaint vigorously. Based upon the Company’s preliminary investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patents, although the outcome of any litigation can never be certain.

Based on the Company’s current knowledge, the Company has determined that the amount of any estimated loss resulting from the Secure Cam Litigation is not material.

Ooma, Inc. | Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s IPO on July 17, 2015. Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016, all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in the Company’s IPO in reliance upon the Registration Statement and Prospectus the Company filed with the SEC. The consolidated complaint alleges that the Company and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper.

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

Other Litigation

On September 4, 2018, plaintiff Scott Dolemba filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging violations of the Telephone Consumer Protection Act and the Illinois Consumer Fraud Act.  The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief.

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

Stock option activity for the six months ended July 31, 2018 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	Per Share	(in years)	(in thousands)
Balance as of January 31, 2018	1,801,232	$6.09	6.2	$8,270
Granted	100,000	$11.75
Exercised	(128,137)	$4.94
Canceled	(13,183)	$8.05
Balance as of July 31, 2018	1,759,912	$6.48	6.0	$16,923
Vested and exercisable as of July 31, 2018	1,493,377	$5.69	5.5	$15,551

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2018 and 2017 was $0.7 million and $0.1 million, respectively. The weighted average grant date fair value of options granted during the six months ended July 31, 2018 and 2017 was $5.28 and $4.81, respectively.

RSU activity for the six months ended July 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2018	1,966,895	$8.85
Granted	1,092,147	$11.72
Vested	(430,067)	$8.36
Canceled	(158,664)	$8.79
Balance as of July 31, 2018	2,470,311	$10.21

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

During the six months ended July 31, 2018 and 2017, employees purchased approximately 0.2 million and 0.2 million shares, respectively, at a weighted average purchase price of $5.65 and $5.34 per share, respectively.

Ooma, Inc. | Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Cost of revenue	$242	$343	$434	$658
Sales and marketing	389	496	715	1,016
Research and development	970	1,148	1,833	2,216
General and administrative	1,161	1,133	2,094	2,201
Total stock-based compensation expense	$2,762	$3,120	$5,076	$6,091

As of July 31, 2018, there was $25.4 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Three and Six Months Ended
	July 31, 2018	July 31, 2017
Stock Options:
Expected volatility	43%	47%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.7%	2.1%
Dividend yield	—%	—%
ESPP:
Expected volatility	47%-56%	35%-41%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	2.0%-2.3%	0.9%-1.3%
Dividend yield	—%	—%

Note 8:  Income Taxes

The Company recorded an income tax benefit of $0.1 million and $0.1 million during the three and six months ended July 31, 2018, primarily associated with the Company’s acquisition of Voxter, a corporation incorporated in British Columbia, Canada. See Note 11: Business Acquisition. The Company did not record a provision or benefit for income taxes during the six months ended July 31, 2017. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

Uncertain Tax Positions

As of July 31, 2018, the Company had unrecognized tax benefits of $3.3 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2018 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2018.

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

U.S. Tax Reform

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Tax Act”), which contained significant changes to U.S. tax law, including: a permanent reduction in the U.S. corporate tax rate from 35% to 21%, effective

Ooma, Inc. | Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

January 1, 2018; implementing a territorial tax system; and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As a result of the reduction in the corporate income tax rate, the Company revaluated its net deferred tax assets as of January 31, 2018. The revaluation resulted in no impact to the Company’s tax provision due to the Company’s deferred tax assets being fully offset by a valuation allowance.

While the Tax Act provides a territorial tax system, beginning in calendar year 2018, it also included two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provision and the base-erosion and anti-abuse tax (BEAT) provision. The GILTI provision requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provision eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company does not expect the GILTI or BEAT provisions to result in significant additional U.S. taxes in fiscal 2019.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Numerator
Net loss	$(3,904)	$(3,623)	$(7,589)	$(7,015)
Denominator
Weighted-average common shares	19,673,658	18,360,560	19,499,677	18,246,457
Basic and diluted net loss per share	$(0.20)	$(0.20)	$(0.39)	$(0.38)

Potentially dilutive securities of approximately 4.5 million and 4.7 million were excluded from the computation of diluted net loss per share for the three and six months ended July 31, 2018 and 2017, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Note 10: Related Party Transactions

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s corporate headquarters. One of the members of Ooma’s board of directors is also a current member of Fiserv’s board of directors. The Company incurred rent expense of approximately $0.2 million and $0.3 million, respectively, for the three and six months ended July 31, 2018 under this sublease agreement.

Ooma, Inc. | Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11:  Business Acquisition

On March 12, 2018, the Company completed its acquisition of Voxter, a privately-held provider of UCaaS offerings for mid-market and enterprise businesses.

The acquisition date fair value consideration transferred for Voxter was approximately $3.9 million, which consisted of the following (in thousands, except for share data):

Fair Value
Cash paid at closing	$2,510
Common stock issued at closing	390
Holdback payable (1)	780
Contingent consideration (2)	231
Total	$3,911

(1) Amounts to be paid in cash after a one-year holdback period.

(2) Fair value of deferred earn-out payments ($0.8 million gross) contingent upon the achievement of certain performance targets.

The final purchase price allocation included identifiable intangible assets of approximately $2.1 million, net assets acquired of approximately $0.4 million, deferred tax liabilities of approximately $0.4 million and residual goodwill of approximately $1.9 million, based on the best estimates of management. See Note 4: Balance Sheet Components above. Acquisition-related transaction costs charged to expense during the three and six months ended July 31, 2018 were approximately $0.1 million and $0.4 million, respectively. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future Ooma Business offerings. Goodwill is not expected to be deductible for U.S. or Canadian income tax purposes.

The operating results of the acquired company have been included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Voxter acquisition have not been presented because it does not have a material impact on the Company's consolidated results of operations.

Ooma, Inc. | Form 10-Q | 21

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

On February 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, which resulted in timing and presentation changes affecting our consolidated balance sheet and statement of operations. Product revenue for sales made through our channel partners is recognized when we deliver product to our partners (sell-in basis) rather than deferring recognition until resale by the partners to the end customers (sell-through basis). We also capitalize a significant portion of our sales commission costs as an incremental cost of obtaining a customer contract and amortize them to sales and marketing expense over an estimated customer life of five years. In prior years, all sales commissions were expensed as incurred. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

In March 2018, we acquired Voxter, a provider of customizable UCaaS offerings for mid-market and enterprise businesses for upfront cash consideration of $2.4 million, net of cash acquired of $0.1 million. (See Note 11: Business Acquisition in the notes to the condensed consolidated financial statements). We believe Voxter’s UCaaS offerings, which we refer to as Ooma Enterprise, will complement our Ooma Office solution and allow us to meet the needs of larger organizations. Although Ooma Enterprise was not material to our condensed consolidated financial statements for the three and six months ended July 31, 2018, we expect it to be a strategic growth initiative for our business long-term.

Beginning with fiscal 2019, we refer to Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our home security solutions.

Ooma, Inc. | Form 10-Q | 22

Second Quarter Fiscal 2019 Financial Highlights

•

Total revenue was $31.7 million, up 12% year-over-year, reflecting a 7% increase in our core users. Ooma Business contributed approximately 27% to our total revenue compared to 21% in the prior year quarter.

•	Subscription and services revenue from Ooma Business and Ooma Residential grew 49% and 10% year-over-year, respectively.
•	Total gross margin of 59% remained flat year-over-year as we invest in infrastructure to enable long-term growth in our business.
•	Net loss was $3.9 million, compared to $3.6 million the prior year period, reflecting continued investments in research and development, brand marketing and channel development.
•	Adjusted EBITDA was ($0.6) million compared to ($0.1) million in the prior year period.
•

Cash used in operations was $0.8 million to support the growth of Ooma Business and build our Butterfleye camera inventories. This compared to cash provided by operations of $1.3 million in the prior year period.

•	As of July 31, 2018, we had total cash, cash equivalents and short-term investments of $48.6 million, compared to $51.8 million as of January 31, 2018.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings, namely Ooma Business and Ooma Residential.

The following table sets forth our key metrics (in thousands, except percentages):

	As of
	July 31, 2018	July 31, 2017
Core users	955	895
Annualized exit recurring revenue (AERR)	$109,633	$92,452
Net dollar subscription retention rate	100%	98%

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

Annualized Exit Recurring Revenue increased year-over-year due to an increase in the average revenue per core user, which was largely driven by the increase in our total core user base. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate increased year-over-year due to an increase in the average revenue per core user as we continued to offer additional services to our customers.  We believe this key metric provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Adjusted EBITDA.  We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income, non-cash income tax benefit, change in fair value of acquisition-related contingent consideration, depreciation and amortization, stock-based compensation and related taxes and acquisition-related costs.

Ooma, Inc. | Form 10-Q | 23

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, income tax benefits, and change in fair value of acquisition-related contingent consideration (if any);

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
GAAP net loss	$(3,904)	$(3,623)	$(7,589)	$(7,015)
Reconciling items:
Interest and other income, net	(198)	(169)	(375)	(275)
Change in fair value of acquisition-related contingent consideration	(128)	—	(128)	—
Depreciation and amortization	558	494	1,062	962
Acquisition-related costs, amortization of intangible assets and income tax benefit	208	81	635	164
Stock-based compensation and related taxes	2,819	3,146	5,228	6,164
Adjusted EBITDA	$(645)	$(71)	$(1,167)	$—

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

Ooma, Inc. | Form 10-Q | 24

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

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to actively grow our core user base.

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

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees. In addition, it includes professional service fees, legal fees and allocated costs of facilities and information technology. We expect our general and administrative expenses to remain relatively flat as a percentage of total revenue.

Ooma, Inc. | Form 10-Q | 25

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Revenue:
Subscription and services	$28,426	$25,206	$55,738	$49,306
Product and other	3,255	2,981	6,165	6,459
Total revenue	31,681	28,187	61,903	55,765

Cost of revenue:
Subscription and services	8,818	7,814	17,592	15,563
Product and other	4,090	3,792	7,600	7,588
Total cost of revenue	12,908	11,606	25,192	23,151
Gross profit	18,773	16,581	36,711	32,614

Operating expenses:
Sales and marketing	10,499	9,245	19,394	18,399
Research and development	8,443	7,263	16,965	13,884
General and administrative	3,995	3,865	8,447	7,621
Total operating expenses	22,937	20,373	44,806	39,904
Loss from operations	(4,164)	(3,792)	(8,095)	(7,290)
Interest and other income, net	198	169	375	275
Loss before income taxes	(3,966)	(3,623)	(7,720)	(7,015)
Income tax benefit	62	—	131	—
Net loss	$(3,904)	$(3,623)	$(7,589)	$(7,015)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Cost of revenue	$249	$348	$451	$670
Sales and marketing	397	500	745	1,031
Research and development	994	1,158	1,900	2,244
General and administrative	1,179	1,140	2,132	2,219
Total stock-based compensation and related taxes	$2,819	$3,146	$5,228	$6,164

Ooma, Inc. | Form 10-Q | 26

Comparison of the three and six months ended July 31, 2018 and 2017 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2018	July 31, 2017	Change		July 31, 2018	July 31, 2017	Change
Revenue:
Subscription and services	$28,426	$25,206	$3,220	13%	$55,738	$49,306	$6,432	13%
Product and other	3,255	2,981	274	9%	6,165	6,459	(294)	(5)%
Total revenue	$31,681	$28,187	$3,494	12%	$61,903	$55,765	$6,138	11%
Percentage of revenue:
Subscription and services	90%	89%			90%	88%
Product and other	10%	11%			10%	12%
Total	100%	100%			100%	100%

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

We derived approximately 69% and 71% of our total revenue from Ooma Residential and approximately 27% and 21% from Ooma Business for the three months ended July 31, 2018 and 2017, respectively.

Subscription and services revenue increased $3.2 million or 13% year-over-year, primarily driven by a 7% increase in our core users to approximately 955,000 as of July 31, 2018 from approximately 895,000 as of July 31, 2017, and in part by changes to our residential customer pricing structure that were implemented in October 2017. Year-over-year revenue growth reflected a combined 19% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone and the absence of revenue from Business Promoter (due to the sale of the Business Promoter service in August 2017). Revenue earned from Business Promoter was approximately $0.8 million for the second quarter of fiscal 2018.

Product and other revenue increased $0.3 million or 9% year-over-year, reflecting growth in sales of accessories and home security products.

Adoption of the new Topic 606 revenue recognition rules resulted in a $0.2 million increase to revenue for the second quarter of fiscal 2019 as compared to what would have been recognized under the legacy Topic 605 rules. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

We derived approximately 70% and 71% of our total revenue from Ooma Residential and approximately 26% and 21% from Ooma Business for the six months ended July 31, 2018 and 2017, respectively.

Subscription and services revenue increased $6.4 million or 13% year-over-year, primarily driven by a 7% increase in our core users and in part by changes to our residential customer pricing structure that were implemented in October 2017. Year-over-year revenue growth reflected a combined 19% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone and the absence of revenue from Business Promoter (due to the sale of the Business Promoter service in August 2017). Revenue earned from Business Promoter was approximately $1.7 million for the first six months of fiscal 2018.

Product and other revenue decreased $0.3 million or 5% year-over-year, reflecting a continued decline in sales of on-premise appliances offset in part by growth in sales of accessories and home security products.

Adoption of the new Topic 606 revenue recognition rules resulted in a $0.1 million decrease to revenue for the first six months of fiscal 2019 as compared to what would have been recognized under the legacy Topic 605 rules. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

Ooma, Inc. | Form 10-Q | 27

Cost of Revenues and Gross Margin

	Three Months Ended				Six Months Ended
	July 31, 2018	July 31, 2017	Change		July 31, 2018	July 31, 2017	Change
Cost of revenue:
Subscription and services	$8,818	$7,814	$1,004	13%	17,592	15,563	$2,029	13%
Product and other	4,090	3,792	298	8%	7,600	7,588	12	0%
Total cost of revenue	$12,908	$11,606	$1,302	11%	$25,192	$23,151	$2,041	9%
Gross profit:
Subscription and services	$19,608	$17,392	$2,216	13%	$38,146	$33,743	$4,403	13%
Product and other	(835)	(811)	(24)	3%	(1,435)	(1,129)	(306)	27%
Total	$18,773	$16,581	$2,192	13%	$36,711	$32,614	$4,097	13%
Gross margin:
Subscription and services	69%	69%			68%	68%
Product and other	(26)%	(27)%			(23)%	(17)%
Total	59%	59%			59%	58%

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Subscription and services gross margin of 69% was flat year-over-year. Cost of subscription and services revenue for the three months ended July 31, 2018 increased $1.0 million or 13% year-over-year, reflecting a $0.6 million increase in regulatory costs, primarily associated with changes made to our residential pricing structure in October 2017, and a $0.3 million increase in personnel-related costs.

Product and other revenue gross margin of negative 26% improved year-over-year from negative 27% due to higher sales volume described above that was offset in part by some incremental material costs as well as higher freight charges.

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

Subscription and services gross margin of 68% was flat year-over-year. Although subscription and services revenue increased year-over-year, these higher revenues were offset in part by a non-recurring $0.2 million charge associated with a tax regulatory settlement.  Cost of subscription and services revenue for the six months ended July 31, 2018 increased $2.0 million or 13% year-over-year, reflecting a $1.4 million increase in regulatory costs and a $0.4 million increase in personnel-related costs.

Product and other revenue gross margin of negative 23% decreased year-over-year from negative 17% due to a slight decline in year-to-date sales volume coupled with some incremental material costs as well as higher freight charges.

Ooma, Inc. | Form 10-Q | 28

Operating Expenses

	Three Months Ended				Six Months Ended
	July 31, 2018	July 31, 2017	Change		July 31, 2018	July 31, 2017	Change
Sales and marketing	$10,499	$9,245	$1,254	14%	$19,394	$18,399	$995	5%
Research and development	8,443	7,263	1,180	16%	16,965	13,884	3,081	22%
General and administrative	3,995	3,865	130	3%	8,447	7,621	826	11%
Total operating expenses	$22,937	$20,373	$2,564	13%	$44,806	$39,904	$4,902	12%

Sales and Marketing

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Sales and marketing expenses for the three months ended July 31, 2018 increased $1.3 million or 14% year-over-year, due to a $1.0 million increase in marketing activities, primarily associated with advertising campaigns that began in the second quarter of fiscal 2019, coupled with a $1.0 million increase in personnel related costs, driven by higher headcount and building our go-to-market team from recent business acquisitions. These increases were offset in part by a $0.9 million year-over-year decrease in sales commissions expenses, which reflected the capitalization of approximately $1.2 million in commissions costs under the new Topic 606 accounting rules. The year-over-year increase in sales and marketing supported our strategy to drive continued growth in Ooma Business and promote branding and market awareness for our home security solution.

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

Sales and marketing expenses for the six months ended July 31, 2018 increased $1.0 million or 5% year-over-year, primarily due to a $1.1 million increase in marketing activities coupled with a $1.6 million increase in personnel related costs, driven by higher headcount and our recent acquisitions, and a $0.3 million increase in facilities related costs, driven by our continued business expansion. These increases were offset in part by a $2.0 million year-over-year decrease in sales commissions expenses, which reflected the capitalization of approximately $2.3 million in commissions costs under the new Topic 606 accounting rules. The year-over-year increase in sales and marketing supported our strategy to drive continued growth in Ooma Business and promote branding and market awareness for our home security solution.

Research and Development

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Research and development expenses for the three months ended July 31, 2018 increased $1.2 million or 16% year-over-year, primarily due to a $1.0 million increase in personnel related costs, driven by higher headcount and our recent acquisitions, as well as an increase in equipment related costs. The year-over-year growth in research and development supported continued enhancements to Ooma Business as well as adding new features and product offerings to our home security solution, including the Butterfleye camera.

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

Research and development expenses for the six months ended July 31, 2018 increased $3.1 million or 22% year-over-year, primarily due to a $2.7 million increase in personnel related costs, driven by higher headcount and our recent acquisitions, as well as an increase in equipment related costs. The year-over-year growth in research and development supported continued enhancements to Ooma Business as well as adding new features and product offerings to our home security solution, including the Butterfleye camera.

General and Administrative

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

General and administrative expenses for the three months ended July 31, 2018 increased $0.1 million or 3% year-over-year, mainly reflecting increased personnel related costs that were driven by higher headcount.

Six Months Ended July 31, 2018 Compared to Six Months Ended July 31, 2017

General and administrative expenses for the six months ended July 31, 2018 increased $0.8 million or 11% year-over-year, mainly reflecting increased personnel related costs that were driven by higher headcount, as well as transaction expenses incurred to support the recent Voxter acquisition.

Ooma, Inc. | Form 10-Q | 29

Liquidity and Capital Resources

As of July 31, 2018, we had $48.6 million of total cash and investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the first quarter of fiscal 2019, we completed the acquisition of Voxter for upfront cash consideration of approximately $2.4 million, net of cash acquired of $0.1 million.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2018	July 31, 2017
Net cash (used in) provided by operating activities	$(500)	$1,432
Net cash provided by investing activities	12,517	4,626
Net cash provided by financing activities	444	385
Net increase in cash and cash equivalents	$12,461	$6,443

Operating Activities

The table below provides selected operating cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2018	July 31, 2017
Net loss	$(7,589)	$(7,015)
Add: non-cash charges	6,104	7,350
Net (loss) income before non-cash charges	(1,485)	335
(Increase) decrease in accounts receivable	(430)	456
Increase in inventories	(1,518)	(1,001)
Decrease in deferred inventory costs	42	424
(Increase) decrease in other assets	(1,633)	135
Increase in accounts payable and accrued expenses	4,015	1,046
Increase in deferred revenue	509	37
Net cash (used in) provided by operating activities	$(500)	$1,432

Overall, the year-over-year $1.9 million decrease in operating cash flows was primarily driven by an increase in cash-based operating expenses (see “Results of Operations” above) coupled with increased inventory procurement to scale our business.

For the six months ended July 31, 2018, our net loss of $7.6 million included non-cash charges of $6.1 million primarily related to stock-based compensation and depreciation and amortization expenses. Operating asset and liability changes for the six months ended July 31, 2018 included:

•	an increase of $1.5 million in our raw materials and finished goods inventory to scale our business, including Butterfleye camera inventory for our home security offerings
•	an increase of $0.4 million in accounts receivable primarily due to the timing of billings and our collection efforts
•	an increase of $1.6 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	a net increase of $4.0 million in accounts payable, accrued expenses and other liabilities to support the growth of our business, including higher headcount, and the timing of payments and invoices

Ooma, Inc. | Form 10-Q | 30

For the six months ended July 31, 2017, our net loss of $7.0 million included non-cash charges of $7.4 million primarily related to $6.1 million of stock-based compensation and $1.3 million of depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2017 included:

•	an increase of $1.0 million in our raw materials and finished goods inventory to scale our business, including expansion of the home security sensors
•	a decrease of $0.4 million in deferred inventory costs due to lower inventory levels at channel partner
•	a net increase of $1.0 million in accounts payable and accrued liabilities due to the timing of payments
•	a decrease of $0.5 million in accounts receivable primarily due to the timing of billings and collections

Investing Activities

For the six months ended July 31, 2018, cash provided by investing activities was $12.5 million, which consisted of proceeds of $29.8 million from maturities and sales of short-term investments, offset in part by $14.0 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter and $0.9 million used for purchases of property and equipment.

For the six months ended July 31, 2017, cash provided by investing activities was $4.6 million, which consisted of proceeds of $26.2 million from maturities and sales of short-term investments, offset by $20.5 million used for purchases of short-term investments and $1.1 million used for purchases of property and equipment.

Financing Activities

During the six months ended July 31, 2018, cash provided by financing activities was $0.4 million, which consisted of proceeds of $1.6 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $1.2 million related to shares repurchased for tax withholdings on vesting of RSUs.

During the six months ended July 31, 2017, cash provided by financing activities was $0.4 million, which consisted of proceeds of $0.9 million from issuance of common stock related to our ESPP and stock option exercises, offset by payment of $0.5 million related to shares repurchased for tax withholdings on vesting of RSUs.

Contractual Obligations and Commitments

See Note 5: Commitments and Contingencies in the notes to the condensed consolidated financial statements for discussion of our facility leases and other contractual commitments.

As of July 31, 2018, we had no tax liabilities related to uncertainty in income tax positions.

During the six months ended July 31, 2018 and 2017, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

On February 1, 2018, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) as described above in Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements. Except as disclosed in Note 2, there were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Ooma, Inc. | Form 10-Q | 31

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the six months ended July 31, 2018. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma, Inc. | Form 10-Q | 32

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

Ooma, Inc. | Form 10-Q | 33

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

The cloud-based communications and connected services industries are highly competitive and may increase in the future. We face continued competition from the following:

(i)	established communications providers, such as AT&T Inc., Comcast Corporation and Verizon Communications Inc. in the U.S., and Rogers Communications Inc. and others in Canada;
(ii)	other communications companies such as 8x8 Inc., Bandwidth Inc., Coredial LLC, Evolve IP LLC, Intermedia.net Inc., RingCentral Inc. and Vonage Holdings Corp;
(iii)	companies such as Broadsoft, Inc. (acquired by Cisco Systems, Inc. in February 2018) and Microsoft Corporation that generally license their software and their resellers;
(iv)	traditional on-premise, hardware communications providers, such as Avaya Inc., Cisco Systems Inc., Mitel Inc. (acquired ShoreTel Inc. in September 2017) and their resellers;
(v)	mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and
(vi)

large internet companies, such as Amazon and its Alexa platform and Alexa free calling service, as well as Google and its free calling service, Google Voice, for both consumers and businesses, and the Google Home personal assistant device, for which Google launched a free outbound calling service.

All of these companies currently or may in the future host their solutions through the cloud.

We also face competition in the home security market from (i) established providers such as ADT, Arlo Technologies Inc. and SimpliSafe, as well as from (ii) new home security offerings such as Nest Secure and Ring Protect (Amazon recently acquired Ring Inc.).

In addition, some of our competitors have been acquired, and may in the future consolidate with or be acquired by, other companies and competitors. Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share, and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

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

Ooma, Inc. | Form 10-Q | 34

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

Ooma, Inc. | Form 10-Q | 35

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

Ooma, Inc. | Form 10-Q | 36

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

Ooma, Inc. | Form 10-Q | 37

•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $13.1 million and $12.9 million in fiscal 2018 and fiscal 2017, respectively. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated positive cash flow from operations in fiscal 2018, we used cash in operations of $0.5 million for the six months ended July 31, 2018 and may continue to have negative operating cash flow in the future as a result of our increased expenditures, and we will have to generate and sustain increased revenue to sustain positive cash flows and achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma, Inc. | Form 10-Q | 38

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

Ooma, Inc. | Form 10-Q | 39

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

Ooma, Inc. | Form 10-Q | 40

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
•

the timing of revenue recognition for product sales made through our channel partners under the ASC 606 revenue recognition standard (which we adopted on February 1, 2018) requires us to recognize revenue upon the sale to our channel partners on a sell-in basis and make estimates for expected product returns and customer sales incentives at the time product is shipped. Such estimates for sales allowances require significant judgment and actual results may differ materially from amounts reported. As a result, this standard may heighten the impact of any fluctuations in the timing and magnitude of product returns or customer credits from these channels on our quarterly operating results;

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

Ooma, Inc. | Form 10-Q | 41

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

Ooma, Inc. | Form 10-Q | 42

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

Ooma, Inc. | Form 10-Q | 43

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in Note 5: Commitments and Contingencies in the accompanying notes to our consolidated financial statements. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Ooma, Inc. | Form 10-Q | 44

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

Ooma, Inc. | Form 10-Q | 45

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

Ooma, Inc. | Form 10-Q | 46

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

When we enter into mergers or other strategic transactions in which we acquire other companies, for example, our acquisitions of Voxter in March 2018 and Butterfleye in December 2017, we cannot guarantee we will be able to successfully integrate the teams, assets, or business of these target companies into our business, that we will be able to fully recover the costs of such transactions or that we will be successful in leveraging such strategic transactions into increased business for our products.

Ooma, Inc. | Form 10-Q | 47

We are expanding our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we have begun expanding our operations outside North America as we ramp up to provide services in a number of countries internationally. For example, Voxter operates in Canada, and its customers have operations in Canada and several other countries outside of the U.S. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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
•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs recently implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;

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

Ooma, Inc. | Form 10-Q | 48

If significant tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. The Trump Administration recently indicated it may alter trade terms between China and the United States, which may include limiting trade with China, imposing new or increased tariffs on imports from China, or other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, including certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations, such as the North American Free Trade Agreement, or NAFTA. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

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

Ooma, Inc. | Form 10-Q | 49

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

Ooma, Inc. | Form 10-Q | 50

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

Ooma, Inc. | Form 10-Q | 51

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

Ooma, Inc. | Form 10-Q | 52

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving industry and contractual rules, standards and obligations related to privacy, which may increase our costs, decrease adoption and use of our products and services, and expose us to liability.

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

Ooma, Inc. | Form 10-Q | 53

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

Ooma, Inc. | Form 10-Q | 54

services to existing or potential customers with international operations. Any decreased use of our products and services or limitation on our ability to export or sell our products and services would likely adversely affect our business.

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase recently in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. A complaint was filed by the County of Berks, Pennsylvania on January 21, 2016 alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject. See Note 5: Commitments and Contingencies of the accompanying notes of our consolidated financial statements.

Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. In 2016, the U.S. federal government enacted legislation indefinitely extending the moratorium on states and other local authorities imposing access or discriminatory taxes. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes due under existing tax rules. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Ooma, Inc. | Form 10-Q | 55

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

Ooma, Inc. | Form 10-Q | 56

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

Ooma, Inc. | Form 10-Q | 57

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

Ooma, Inc. | Form 10-Q | 58

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

Ooma, Inc. | Form 10-Q | 59

EXHIBIT

INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	June 8, 2018

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Ooma, Inc. | Form 10-Q | 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 6, 2018	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma, Inc. | Form 10-Q | 61