Form 10-Q
period 2018-10-31
OOMA INC
filed 2018-12-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

As of November 30, 2018, there were 20.1 million shares of the registrant’s common stock outstanding.

Ooma, Inc. | Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	October 31, 2018	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$13,356	$4,483
Short-term investments	33,527	47,307
Accounts receivable, net	2,880	2,858
Inventories	7,817	6,079
Other current assets	3,830	4,397
Total current assets	61,410	65,124
Property and equipment, net	4,571	4,732
Intangible assets, net	2,836	1,292
Goodwill	3,803	1,947
Other assets	2,967	336
Total assets	$75,587	$73,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,866	$5,453
Accrued expenses	17,471	14,777
Deferred revenue	15,098	15,556
Total current liabilities	40,435	35,786
Other liabilities	771	577
Total liabilities	41,206	36,363
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 20.1 million and 19.1 million shares issued and outstanding, respectively	3	2
Additional paid-in capital	136,718	128,081
Accumulated other comprehensive loss	(34)	(84)
Accumulated deficit	(102,306)	(90,931)
Total stockholders’ equity	34,381	37,068
Total liabilities and stockholders’ equity	$75,587	$73,431

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Revenue:
Subscription and services	$29,794	$25,524	$85,532	$74,830
Product and other	2,814	2,981	8,979	9,440
Total revenue	32,608	28,505	94,511	84,270

Cost of revenue:
Subscription and services	8,796	7,613	26,388	23,176
Product and other	3,739	3,726	11,339	11,314
Total cost of revenue	12,535	11,339	37,727	34,490
Gross profit	20,073	17,166	56,784	49,780

Operating expenses:
Sales and marketing	10,755	9,127	30,149	27,526
Research and development	8,593	7,476	25,558	21,360
General and administrative	4,589	3,890	13,036	11,511
Total operating expenses	23,937	20,493	68,743	60,397
Loss from operations	(3,864)	(3,327)	(11,959)	(10,617)
Interest and other income, net	224	148	599	423
Loss before income taxes	(3,640)	(3,179)	(11,360)	(10,194)
Income tax benefit	146	—	277	—
Net loss	$(3,494)	$(3,179)	$(11,083)	$(10,194)

Net loss per share of common stock:
Basic and diluted	$(0.18)	$(0.17)	$(0.56)	$(0.55)
Weighted-average number of shares used in per share amounts:
Basic and diluted	19,962,735	18,725,286	19,655,727	18,407,817

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2018	October 31, 2017
Cash flows from operating activities:
Net loss	$(11,083)	$(10,194)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	7,734	8,726
Depreciation and amortization of property and equipment	1,717	1,446
Amortization of acquired intangible assets	540	244
Changes in fair value of acquisition-related contingent consideration	(128)	—
Deferred income taxes	(277)	—
Amortization and accretion of premiums from investments	(208)	158
Changes in operating assets and liabilities:
Accounts receivable, net	(207)	1,172
Inventories	(1,734)	(386)
Deferred inventory costs	41	488
Other assets	(2,822)	(1,233)
Accounts payable and other liabilities	4,164	1,707
Deferred revenue	458	251
Net cash (used in) provided by operating activities	(1,805)	2,379

Cash flows from investing activities:
Purchases of short-term investments	(26,709)	(38,898)
Proceeds from maturities and sales of short-term investments	40,762	39,327
Purchases of property and equipment	(1,438)	(1,747)
Business acquisition, net of cash assumed	(2,402)	—
Net cash provided by (used in) investing activities	10,213	(1,318)

Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,298)	(1,973)
Proceeds from issuance of common stock	2,763	1,869
Net cash provided by (used in) financing activities	465	(104)
Net increase in cash and cash equivalents	8,873	957
Cash and cash equivalents at beginning of period	4,483	3,990
Cash and cash equivalents at end of period	$13,356	$4,947

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases	$140	$177
Contingent consideration for business acquisition	$231	$—
Holdback payable for business acquisition	$780	$—
Shares issued for business acquisition	$390	$—

See notes to condensed consolidated financial statements

Ooma, Inc. | Form 10-Q | 5

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers. The Company’s smart SaaS platform serves as a communications hub, which offers cloud-based communications solutions, smart security and other connected services. The Company was founded in 2003 and is headquartered in Sunnyvale, California.

In March 2018, the Company acquired Voxter Communications, Inc., (“Voxter”) a provider of customizable Unified-Communications-as-a-Service (“UCaaS”) offerings for mid-market and enterprise businesses. See Note 11: Business Acquisition below. The Company also refers to its Voxter UCaaS offering as Ooma Enterprise and refers to both Ooma Office and Ooma Enterprise collectively as Ooma Business. The Company refers to its Ooma Telo basic and premier services as well as its Smart Security solutions as Ooma Residential.

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

Accounting Standards Not Yet Adopted

Leases.  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Topic 840 and requires that lessees recognize a right-of-use asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases.  The standard also requires qualitative and quantitative disclosures to help investors and other readers of the financial statements to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company will adopt Topic 842 in the first quarter of fiscal 2020, utilizing the optional transition method, whereby it will not be adjusting comparative period financial statements for the new standard. The Company continues to make progress in evaluating potential lease arrangements under Topic 842. The Company believes the most significant impact upon adoption of Topic 842 will be the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on its consolidated balance sheets. The Company does not expect the adoption to have a material impact on its consolidated statements of operations.

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

Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements, which expands the disclosure requirements for Level 3 fair value measurements as well as eliminates, adds and modifies certain other disclosure requirements for fair value measurements. The amendment will become effective for the Company beginning in fiscal 2020. The Company is evaluating the effect of adoption on its consolidated financial statements.

Ooma, Inc. | Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue, Deferred Revenue and Commissions

On February 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to only those contracts that were not completed as of the adoption date. The Company’s financial results for the three and nine months ended October 31, 2018 are presented in accordance with the provisions under Topic 606. Comparative prior period amounts have not been adjusted and continue to be reported under the historic accounting standards in effect for the periods presented.

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

The following tables summarize the impact of adopting Topic 606 on the Company’s condensed consolidated statement of operations and balance sheet (in thousands, except per share amounts):

Statement of Operations:	Three Months Ended October 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Total revenue	$32,608	$(212)	$32,396
Total cost of revenue	12,535	(507)	12,028
Gross profit	20,073	295	20,368
Sales and marketing expense	10,755	1,238	11,993
Net loss	(3,494)	(943)	(4,437)
Net loss per share - basic and diluted	(0.18)	(0.04)	(0.22)

	Nine Months Ended October 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Total revenue	$94,511	$(90)	$94,421
Total cost of revenue	37,727	(394)	37,333
Gross profit	56,784	304	57,088
Sales and marketing expense	30,149	3,499	33,648
Net loss	(11,083)	(3,195)	(14,278)
Net loss per share - basic and diluted	(0.56)	(0.17)	(0.73)

Balance Sheet:	As of October 31, 2018
	As Reported	Effect of Change	Balances without adoption of Topic 606
Accounts receivable, net	$2,880	$840	$3,720
Other current assets (1)	3,830	491	4,321
Other assets (2)	2,967	(2,688)	279
Accrued expenses (3)	17,471	(162)	17,309
Deferred revenue	15,098	1,695	16,793
Accumulated deficit	(102,306)	(2,890)	(105,196)

(1) Other current assets include deferred commissions and deferred inventory costs.

(2) Other assets include non-current deferred commissions.

(3) Accrued expenses include certain accrued sales incentives.

Ooma, Inc. | Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The adoption of the new standard did not have any impact on net cash flows for operating, investing and financing activities in the consolidated statements of cash flows.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Subscription and services revenue	$29,794	$25,524	$85,532	$74,830
Product and other revenue	2,814	2,981	8,979	9,440
Total revenue	$32,608	$28,505	$94,511	$84,270

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

Sales allowances.  Credits and/or rebates issued to customers for product returns and sales incentives are deemed to be variable consideration under Topic 606, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and customer sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. Trends are influenced by product life cycles, new product introductions, market acceptance of products, the type of customer, seasonality and other factors. Product return and sales incentive rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future amounts. If actual future returns and sales incentives differ from past experience, additional reserves may be required. As of October 31, 2018 and January 31, 2018, the Company had total reserves for product returns and customer sales incentives of $0.8 million and $0.6 million.

Accounts Receivable

Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts, product returns and customer sales incentives. The Company records its allowances for doubtful accounts based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of October 31, 2018 and January 31, 2018, the Company had allowances for doubtful accounts of $0.1 million. (See “Sales allowances” above regarding allowances for product returns and sales incentives.)

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	October 31, 2018	January 31, 2018
Customer A	18%	10%
Customer B	17%	*

*	Represented less than 10% of accounts receivable, net at the end of respective periods

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

As of October 31, 2018, total deferred commission costs on the Company’s consolidated balance sheet was approximately $3.5 million, of which the $0.8 million current portion was included in other current assets and the $2.7 million non-current portion was included in other assets. During the three and nine months ended October 31, 2018, amortization expense was $0.2 million and $0.4 million, respectively, and there was no impairment loss in relation to the costs capitalized.

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

	As of
	October 31, 2018	January 31, 2018
Subscription and services	$15,375	$14,568
Product and other	62	1,416
Total deferred revenue	15,437	15,984
Less: current deferred revenue	15,098	15,556
Noncurrent deferred revenue included in other long-term liabilities	$339	$428

During the three and nine months ended October 31, 2018, the Company recognized revenue of approximately $2.2 million and $14.4 million, respectively, pertaining to amounts deferred as of January 31, 2018. As of October 31, 2018, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first nine months of fiscal 2019.

Remaining Performance Obligations

As of October 31, 2018, revenue of approximately $0.8 million is expected to be recognized from remaining performance obligations for open contracts with an original expected length of more than one year. This amount includes both long-term deferred revenue and non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue of approximately $0.4 million over the next 12 months and the remainder thereafter.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of October 31, 2018				Balance as of January 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,947	$—	$—	$4,947	$554	$—	$—	$554
U.S. government securities	997	—	—	997	—	—	—	—
Commercial paper	—	899	—	899	—	2,844	—	2,844
Total cash equivalents	$5,944	$899	$—	$6,843	$554	$2,844	$—	$3,398
Cash				6,513				1,085
Total cash and cash equivalents				$13,356				$4,483

Short-term investments:
U.S. government securities	$13,870	$—	$—	$13,870	$20,867	$—	$—	$20,867
Corporate debt securities	—	7,617	—	7,617	—	13,895	—	13,895
Commercial paper	—	9,755	—	9,755	—	9,272	—	9,272
U.S. agency securities	—	—	—	—	—	1,996	—	1,996
Asset-backed securities	—	2,285	—	2,285	—	1,277	—	1,277
Total short-term investments	$13,870	$19,657	$—	$33,527	$20,867	$26,440	$—	$47,307

Liabilities:
Contingent consideration	$—	$—	$414	$414	$—	$—	$311	$311
Total liabilities	$—	$—	$414	$414	$—	$—	$311	$311

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. There were no transfers of financial assets or liabilities between levels during the periods presented.

For the periods presented, the amortized cost of cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. No investments in the Company’s portfolio were other-than-temporarily impaired.

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

Changes in the Level 3 fair value category for the periods presented were as follows (in thousands):

Contingent
Consideration
Balance at January 31, 2018	$311
Add: Acquired contingent consideration	231
Changes in fair value	(128)
Balance at October 31, 2018	$414

Ooma, Inc. | Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of October 31, 2018		As of January 31, 2018
	Amortized Value	Fair Value	Amortized Value	Fair Value
One year or less	$33,561	$33,527	$43,227	$43,172
Over one year and less than two years	—	—	4,164	4,135
Total	$33,561	$33,527	$47,391	$47,307

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (amounts in tables are in thousands):

Inventories

	As of
	October 31, 2018	January 31, 2018
Raw material	$5,547	$562
Finished goods	2,270	5,517
Total inventory	$7,817	$6,079

Other Current Assets

	As of
	October 31, 2018	January 31, 2018
Prepaid expenses	$1,707	$1,921
Deferred sales commissions (1)	810	—
Deferred inventory costs (1)	114	1,061
Other current assets	1,199	1,415
Total other current assets	$3,830	$4,397
(1)

Changes in deferred inventory costs and deferred sales commissions were attributable to the Company’s adoption of Topic 606 on February 1, 2018. See Note 2: Revenue, Deferred Revenue and Commissions above.

Intangible Assets and Goodwill

The carrying amount of goodwill was $3.8 million and $1.9 million as of October 31, 2018 and January 31, 2018, respectively. The Company recognized $2.1 million in intangibles and $1.9 million in goodwill following the acquisition of Voxter in March 2018. See Note 11: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

	As of October 31, 2018			As of January 31, 2018
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2,560	(989)	$1,571	$1,568	$(630)	$938
Customer relationships	902	(112)	790	—	—	—
Trade name	451	(144)	307	262	(81)	181
Patents and licenses	714	(703)	11	714	(698)	16
User relationships	458	(458)	—	458	(458)	—
Total amortizable assets	5,085	(2,406)	2,679	3,002	(1,867)	1,135
In-process R&D	157	—	157	157	—	157
Total intangible assets	$5,242	$(2,406)	$2,836	$3,159	$(1,867)	$1,292

Ooma, Inc. | Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At October 31, 2018, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2019 remainder	$197
2020	651
2021	603
2022	599
2023 and thereafter	629
Total	$2,679

Accrued Expenses

	As of
	October 31, 2018	January 31, 2018
Payroll and related expenses	$6,174	$5,423
Regulatory fees and taxes	6,039	5,239
Acquisition-related consideration	1,180	353
Other	4,078	3,762
Total accrued expenses	$17,471	$14,777

Note 5:  Commitments and Contingencies

Leases and Purchase Commitments

The Company’s principal commitments consist of obligations under enforceable and legally binding lease agreements for office space and data center facilities. Rent expense was $0.6 million and $0.4 million for the three months ended October 31, 2018 and 2017, respectively, and $1.9 million and $1.2 million for the nine months ended October 31, 2018 and 2017, respectively. As of October 31, 2018 and January 31, 2018, future minimum rental commitments under non-cancelable operating leases were $3.5 million and $4.3 million, respectively.

As of October 31, 2018 and January 31, 2018, non-cancelable purchase commitments with the Company’s contract manufacturers were $6.4 million and $3.3 million, respectively.

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

As of October 31, 2018, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”). The PTAB has granted the Company’s motion for inter partes review of the Deep Green Wireless Patent, and on August 13, 2018 the PTAB heard oral arguments from each party. Given the institution date, the Company expects the PTAB to issue a ruling sometime in December 2018.  Based upon the Company’s investigation, the Company does not believe that its products infringe any valid or enforceable claim of the aforementioned patent, and the Company plans to continue vigorously defending against the plaintiff’s claim. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid unfavorable preliminary or interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

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

On March 27, 2018, the Magistrate Division of the Oregon Tax Court issued its decision denying the Company’s motion, and granting the DOR’s motion for summary judgment.  Notwithstanding such decision, the Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax and the Assessments to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon. On June 12, 2018, the Company filed an appeal of the Magistrate Divisions decision and on October 12, 2018, the Company filed its motion for summary judgment with the Regular Division of the Oregon Tax Court.  The DOR filed its motion for summary judgment on November 16, 2018.  A hearing has been set in January 2019, and the Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

For the nine months ended October 31, 2018, the Company paid $0.6 million to the State of Oregon in connection with the Oregon Tax Litigation, of which $0.3 million was charged to the condensed consolidated statement of operations as the amount of loss deemed probable and reasonably estimable, and $0.3 million was recorded as a receivable in other current assets on the condensed consolidated balance sheet for interest and penalties that the Company expects will be refunded.

Ooma, Inc. | Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Secure Cam Litigation

On May 2, 2018, plaintiff Secure Cam, LLC filed a complaint in the U.S. District Court for the Northern District of California against the Company’s wholly-owned subsidiary, Butterfleye, Inc., alleging infringement of four United States patents (No. 8,531,555, No. 8,350,928, No. 8,836,819 and No. 9,363,408) (the “Secure Cam Litigation”). On September 28, 2018, the Company and Secure Cam, LLC settled the complaint for an immaterial amount and the complaint was voluntarily dismissed with prejudice.

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

On November 29, 2017, the Superior Court dismissed the claims that were based on Sections 12(a)(2) and 15 of the Securities Act with prejudice, but denied the Company’s motion to stay the case pending the United States Supreme Court’s decision in Cyan v. Beaver Cnty. Emp. Ret.‘ Fund. On March 20, 2018, the United States Supreme Court published its decision in the Cyan case, holding that state courts have subject matter jurisdiction to hear claims brought under the Securities Act, such as the claims alleging violations of Section 11 of the Securities Act (the only remaining claims in the Securities Litigation) brought against the Company in the Superior Court.  The parties are now engaged in the discovery phase of the litigation.

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

Dolemba Litigation

On September 4, 2018, plaintiff Scott Dolemba filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging violations of the Telephone Consumer Protection Act and the Illinois Consumer Fraud Act. The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. Based on the Company’s current knowledge, the Company has determined that the amount of any estimated loss resulting from the Dolemba Litigation is not material.

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

Ooma, Inc. | Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

Changes in stockholders' equity for the nine months ended October 31, 2018 and 2017 were as follows (in thousands):

	Nine Months Ended October 31, 2018
	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - January 31, 2018	$128,083	$(84)	$(90,931)	$37,068
Issuance of common stock under equity based plans	1,205	—	—	1,205
Shares repurchased for tax withholdings on RSU(3) vesting	(759)	—	—	(759)
Issuance of common stock for business acquisition	390	—	—	390
Stock-based compensation	2,314	—	—	2,314
Other comprehensive loss	—	(1)	—	(1)
Cumulative adjustment upon adoption of Topic 606	—	—	(292)	(292)
Net loss	—	—	(3,685)	(3,685)
BALANCE - April 30, 2018	131,233	(85)	(94,908)	36,240
Issuance of common stock under equity based plans	488	—	—	488
Shares repurchased for tax withholdings on RSU vesting	(441)	—	—	(441)
Stock-based compensation	2,762	—	—	2,762
Other comprehensive loss	—	36	—	36
Net loss	—	—	(3,904)	(3,904)
BALANCE - July 31, 2018	134,042	(49)	(98,812)	35,181
Issuance of common stock under equity based plans	1,118	—	—	1,118
Shares repurchased for tax withholdings on RSU vesting	(1,097)	—	—	(1,097)
Stock-based compensation	2,658	—	—	2,658
Other comprehensive loss	—	15	—	15
Net loss	—	—	(3,494)	(3,494)
BALANCE - October 31, 2018	$136,721	$(34)	$(102,306)	$34,381

	Nine Months Ended October 31, 2017
	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - January 31, 2017	$117,641	$(11)	$(77,810)	$39,820
Issuance of common stock under equity based plans	875	—	—	875
Shares repurchased for tax withholdings on RSU vesting	(300)	—	—	(300)
Stock-based compensation	2,971	—	—	2,971
Other comprehensive loss	—	(12)	—	(12)
Net loss	—	—	(3,392)	(3,392)
BALANCE - April 30, 2017	121,187	(23)	(81,202)	39,962
Issuance of common stock under equity based plans	38	—	—	38
Shares repurchased for tax withholdings on RSU vesting	(203)	—	—	(203)
Stock-based compensation	3,120	—	—	3,120
Other comprehensive loss	—	3	—	3
Net loss	—	—	(3,623)	(3,623)
BALANCE - July 31, 2017	124,142	(20)	(84,825)	39,297
Issuance of common stock under equity based plans	991	—	—	991
Shares repurchased for tax withholdings on RSU vesting	(1,470)	—	—	(1,470)
Stock-based compensation	2,635	—	—	2,635
Other comprehensive loss	—	(16)	—	(16)
Net loss	—	—	(3,179)	(3,179)
BALANCE - October 31, 2017	$126,298	$(36)	$(88,004)	$38,258
(1) Additional paid-in capital; (2) Accumulated other comprehensive loss; (3) Restricted stock unit

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

Stock option activity for the nine months ended October 31, 2018 was as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic Value
	Shares	Per Share	(in years)	(in thousands)
Balance as of January 31, 2018	1,801,232	$6.09	6.2	$8,270
Granted	100,000	$11.75
Exercised	(169,962)	$5.87
Canceled	(24,425)	$9.48
Balance as of October 31, 2018	1,706,845	$6.40	5.7	$14,750
Vested and exercisable as of October 31, 2018	1,503,097	$5.76	5.3	$13,948

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2018 and 2017 was $1.2 million and $0.3 million, respectively. The weighted average grant date fair value of options granted during the nine months ended October 31, 2018 and 2017 was $5.28 and $4.81, respectively.

RSU activity for the nine months ended October 31, 2018 was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2018	1,966,895	$8.85
Granted	1,132,647	$11.87
Vested	(708,636)	$8.99
Canceled	(271,461)	$9.52
Balance as of October 31, 2018	2,119,445	$10.34

Employee Stock Purchase Plan.  The 2015 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year.

During the nine months ended October 31, 2018 and 2017, employees purchased approximately 0.3 million and 0.3 million shares, respectively, at a weighted average purchase price of $6.82 and $5.48 per share, respectively.

Ooma, Inc. | Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Cost of revenue	$243	$251	$677	$909
Sales and marketing	350	390	1,065	1,406
Research and development	970	1,005	2,803	3,221
General and administrative	1,095	989	3,189	3,190
Total stock-based compensation expense	$2,658	$2,635	$7,734	$8,726

As of October 31, 2018, there was $22.5 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

Three and Nine Months Ended
			October 31, 2018	October 31, 2017
Stock Options:
Expected volatility			43%	47%
Expected term (in years)			6.1	6.1
Risk-free interest rate			2.7%	1.8%-2.1%
Dividend yield			—%	—%

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
ESPP:
Expected volatility	39%-51%	35%-41%	39%-56%	35%-41%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	2.3%-2.8%	0.9%-1.4%	2.0%-2.8%	0.9%-1.4%
Dividend yield	—%	—%	—%	—%

Note 8:  Income Taxes

The Company recorded an income tax benefit of $0.1 million and $0.3 million during the three and nine months ended October 31, 2018, primarily associated with the Company’s acquisition of Voxter, a corporation incorporated in British Columbia, Canada. See Note 11: Business Acquisition. The Company did not record a provision or benefit for income taxes during the nine months ended October 31, 2017. The Company has continued to maintain a full valuation allowance against its net deferred tax assets for the U.S. entity.

Uncertain Tax Positions

As of October 31, 2018, the Company had unrecognized tax benefits of $3.5 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2018 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2018.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Numerator
Net loss	$(3,494)	$(3,179)	$(11,083)	$(10,194)
Denominator
Weighted-average common shares	19,962,735	18,725,286	19,655,727	18,407,817
Basic and diluted net loss per share	$(0.18)	$(0.17)	$(0.56)	$(0.55)

Potentially dilutive securities of approximately 4.1 million and 4.2 million were excluded from the computation of diluted net loss per share for the three and nine months ended October 31, 2018 and 2017, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Ooma, Inc. | Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Related Party Transactions

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s corporate headquarters. One of the members of Ooma’s board of directors is also a current member of Fiserv’s board of directors. The Company incurred rent expense of approximately $0.2 million and $0.5 million, respectively, for the three and nine months ended October 31, 2018 under this agreement.

Note 11:  Business Acquisition

On March 12, 2018, the Company completed its acquisition of Voxter, a privately-held provider of UCaaS offerings for mid-market and enterprise businesses.

The acquisition date fair value consideration transferred for Voxter was approximately $3.9 million, which consisted of the following (in thousands):

Fair Value
Cash paid at closing	$2,510
Common stock issued at closing	390
Holdback payable (1)	780
Contingent consideration (2)	231
Total	$3,911

(1) Amounts to be paid in cash after a one-year holdback period.

(2) Fair value of deferred earn-out payments ($0.8 million gross) contingent upon the achievement of certain performance targets.

The final purchase price allocation included identifiable intangible assets of approximately $2.1 million, net assets acquired of approximately $0.4 million, deferred tax liabilities of approximately $0.4 million and residual goodwill of approximately $1.9 million, based on the best estimates of management. See Note 4: Balance Sheet Components above. Acquisition-related transaction costs charged to expense during the nine months ended October 31, 2018 was $0.4 million. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future Ooma Business offerings. Goodwill is not expected to be deductible for U.S. or Canadian income tax purposes.

The operating results of the acquired company have been included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Voxter acquisition have not been presented because it does not have a material impact on the Company's consolidated results of operations.

Ooma, Inc. | Form 10-Q | 22

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

Executive Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart SaaS platform serves as a communications hub, which offers cloud-based telephony, smart security and other connected services. Our business and residential communications solutions deliver our proprietary PureVoice high-definition voice quality, advanced features and integration with mobile devices, at competitive pricing and value. Our platform helps create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

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

In March 2018, we acquired Voxter, a provider of customizable UCaaS offerings for mid-market and enterprise businesses for upfront cash consideration of $2.4 million, net of cash acquired of $0.1 million. (See Note 11: Business Acquisition in the notes to the condensed consolidated financial statements). We believe Voxter’s UCaaS offerings, which we refer to as Ooma Enterprise, will complement our Ooma Office solution and allow us to meet the needs of larger organizations. Although Ooma Enterprise was not material to our condensed consolidated financial statements for the three and nine months ended October 31, 2018, we expect it to be a strategic growth initiative for our business long-term.

Beginning with fiscal 2019, we refer to Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our Smart Security solutions.

Ooma, Inc. | Form 10-Q | 23

Third Quarter Fiscal 2019 Financial Highlights

•

Total revenue was $32.6 million, up 14% year-over-year, reflecting a 6% increase in our core users, primarily driven by Ooma Business. Ooma Business contributed approximately 30% to our total revenue compared to 23% in the prior year quarter.

•	Subscription and services revenue from Ooma Business and Ooma Residential grew 52% and 9% year-over-year, respectively.
•	Total gross margin of 62% compared to 60% in the prior year quarter.
•	Net loss was $3.5 million, compared to $3.2 million the prior year period, reflecting continued investments in research and development, brand marketing and channel development.
•	Adjusted Earnings Before Interest Tax and Depreciation and Amortization and other non-GAAP measures (“Adjusted EBITDA”) was ($0.2) million compared to $0.0 million in the prior year period.
•

Cash used in operations was $1.3 million compared to cash provided by operations of $0.9 million in the prior year quarter. Cash usage reflects our investments in operating expenses to execute on our growth initiatives, especially Ooma Business.

•	As of October 31, 2018, we had total cash, cash equivalents and short-term investments of $46.9 million, compared to $51.8 million as of January 31, 2018.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings, namely Ooma Business and Ooma Residential.

The following table sets forth our key metrics (in thousands, except percentages):

	As of
	October 31, 2018	October 31, 2017
Core users	969	914
Annualized exit recurring revenue (AERR)	$115,351	$96,790
Net dollar subscription retention rate	102%	99%

Core Users increased 6% year-over-year, which was primarily driven by growth in business users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

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

Ooma, Inc. | Form 10-Q | 24

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
GAAP net loss	$(3,494)	$(3,179)	$(11,083)	$(10,194)
Reconciling items:
Interest and other income, net	(224)	(148)	(599)	(423)
Income tax benefit	(146)	—	(277)	—
Change in fair value of acquisition-related contingent consideration	—	—	(128)	—
Depreciation and amortization	655	484	1,717	1,446
Acquisition-related costs and amortization of intangible assets	197	80	963	244
Stock-based compensation and related taxes	2,775	2,722	8,003	8,886
Adjusted EBITDA	$(237)	$(41)	$(1,404)	$(41)

Components of Results of Operations

Revenue

Subscription and services revenue is comprised primarily of recurring subscription fees from customers accessing our communications solutions, such as Ooma Residential, Ooma Business and other subscriptions. Revenue is also generated from payments associated with advertisements through the Talkatone mobile application. We expect our subscription and services revenue to continue to grow as we continue to expand our core user base, driven primarily by growth in Ooma Business.

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

Ooma, Inc. | Form 10-Q | 25

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

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with sales and marketing activities, internet, television, radio and billboard advertising fees, public relations expenses, commissions we pay to resellers and other third parties, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase as a percentage of revenue as well as in absolute dollars as we continue to grow our business.

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

Ooma, Inc. | Form 10-Q | 26

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Revenue:
Subscription and services	$29,794	$25,524	$85,532	$74,830
Product and other	2,814	2,981	8,979	9,440
Total revenue	32,608	28,505	94,511	84,270

Cost of revenue:
Subscription and services	8,796	7,613	26,388	23,176
Product and other	3,739	3,726	11,339	11,314
Total cost of revenue	12,535	11,339	37,727	34,490
Gross profit	20,073	17,166	56,784	49,780

Operating expenses:
Sales and marketing	10,755	9,127	30,149	27,526
Research and development	8,593	7,476	25,558	21,360
General and administrative	4,589	3,890	13,036	11,511
Total operating expenses	23,937	20,493	68,743	60,397
Loss from operations	(3,864)	(3,327)	(11,959)	(10,617)
Interest and other income, net	224	148	599	423
Loss before income taxes	(3,640)	(3,179)	(11,360)	(10,194)
Income tax benefit	146	—	277	—
Net loss	$(3,494)	$(3,179)	$(11,083)	$(10,194)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Cost of revenue	$257	$262	$708	$932
Sales and marketing	371	406	1,116	1,437
Research and development	1,022	1,038	2,922	3,282
General and administrative	1,125	1,016	3,257	3,235
Total stock-based compensation and related taxes	$2,775	$2,722	$8,003	$8,886

Ooma, Inc. | Form 10-Q | 27

Comparison of the three and nine months ended October 31, 2018 and 2017 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2018	October 31, 2017	Change		October 31, 2018	October 31, 2017	Change
Revenue:
Subscription and services	$29,794	$25,524	$4,270	17%	$85,532	$74,830	$10,702	14%
Product and other	2,814	2,981	(167)	(6)%	8,979	9,440	(461)	(5)%
Total revenue	$32,608	$28,505	$4,103	14%	$94,511	$84,270	$10,241	12%
Percentage of revenue:
Subscription and services	91%	90%			90%	89%
Product and other	9%	10%			10%	11%
Total	100%	100%			100%	100%

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

We derived approximately 67% and 72% of our total revenue from Ooma Residential and approximately 30% and 23% from Ooma Business for the three months ended October 31, 2018 and 2017, respectively.

Subscription and services revenue increased $4.3 million or 17% year-over-year, driven by a 6% increase in our core users, primarily Ooma Business users, and to a lesser extent better monetization of services, such as toll-free calling. Year-over-year revenue growth reflected a combined 20% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone.

Product and other revenue decreased $0.2 million or 6% year-over-year, driven by higher rebates for our Ooma Telo and Smart Security products.

Adoption of the new Topic 606 revenue recognition rules resulted in a $0.2 million increase to revenue for the third quarter of fiscal 2019 as compared to what would have been recognized under the legacy Topic 605 rules. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017

We derived approximately 69% and 71% of our total revenue from Ooma Residential and approximately 27% and 21% from Ooma Business for the nine months ended October 31, 2018 and 2017, respectively.

Subscription and services revenue increased $10.7 million or 14% year-over-year, primarily driven by a 6% increase in our core users and in part by changes to our residential pricing structure that were implemented in October 2017. Year-over-year revenue growth reflected a combined 19% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone and the absence of revenue from Business Promoter (due to the sale of the Business Promoter service in August 2017). Revenue earned from Business Promoter was approximately $1.8 million for the first nine months of fiscal 2018.

Product and other revenue decreased $0.5 million or 5% year-over-year, reflecting a slight decline in sales of on-premise appliances.

Adoption of the new Topic 606 revenue recognition rules resulted in a $0.1 million increase to revenue for the first nine months of fiscal 2019 as compared to what would have been recognized under the legacy Topic 605 rules. See Note 2: Revenue, Deferred Revenue and Commissions in the notes to the condensed consolidated financial statements.

Ooma, Inc. | Form 10-Q | 28

Cost of Revenues and Gross Margin

	Three Months Ended				Nine Months Ended
	October 31, 2018	October 31, 2017	Change		October 31, 2018	October 31, 2017	Change
Cost of revenue:
Subscription and services	$8,796	$7,613	$1,183	16%	26,388	23,176	$3,212	14%
Product and other	3,739	3,726	13	0%	11,339	11,314	25	0%
Total cost of revenue	$12,535	$11,339	$1,196	11%	$37,727	$34,490	$3,237	9%
Gross profit:
Subscription and services	$20,998	$17,911	$3,087	17%	$59,144	$51,654	$7,490	15%
Product and other	(925)	(745)	(180)	24%	(2,360)	(1,874)	(486)	26%
Total	$20,073	$17,166	$2,907	17%	$56,784	$49,780	$7,004	14%
Gross margin:
Subscription and services	70%	70%			69%	69%
Product and other	(33)%	(25)%			(26)%	(20)%
Total	62%	60%			60%	59%

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Subscription and services gross margin of 70% was flat year-over-year. Cost of subscription and services revenue for the three months ended October 31, 2018 increased $1.2 million or 16% year-over-year, a $0.3 million increase in personnel-related costs and a $0.2 million increase in network infrastructure related costs offset by certain credits against our subscription and service expenses that are not expected to recur in the fourth quarter of fiscal 2019.

Product and other revenue gross margin of negative 33% decreased year-over-year from negative 25% due to rebates and special promotions planned for the 2018 holiday period for our Ooma Telo and Smart Security products, that were recorded as a reduction to revenue during the third quarter of fiscal 2019.

Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017

Subscription and services gross margin of 69% was flat year-over-year. Cost of subscription and services revenue for the nine months ended October 31, 2018 increased $3.2 million or 14% year-over-year, reflecting a $1.9 million increase in regulatory costs, primarily associated with changes made to our residential pricing structure in October 2017, and a $0.8 million increase in personnel-related costs and a $0.2 million increase in network infrastructure related costs.

Product and other revenue gross margin of negative 26% decreased year-over-year from negative 20% due to a slight decline in year-to-date sales volume as well as rebates and special promotions planned for the 2018 holiday period.

Ooma, Inc. | Form 10-Q | 29

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 31, 2018	October 31, 2017	Change		October 31, 2018	October 31, 2017	Change
Sales and marketing	$10,755	$9,127	$1,628	18%	$30,149	$27,526	$2,623	10%
Research and development	8,593	7,476	1,117	15%	25,558	21,360	4,198	20%
General and administrative	4,589	3,890	699	18%	13,036	11,511	1,525	13%
Total operating expenses	$23,937	$20,493	$3,444	17%	$68,743	$60,397	$8,346	14%

Sales and Marketing

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Sales and marketing expenses for the three months ended October 31, 2018 increased $1.6 million or 18% year-over-year, due to a $1.3 million increase in personnel related costs, driven by higher headcount and building our go-to-market team from business acquisitions, coupled with a $0.6 million increase in marketing activities, primarily associated with advertising campaigns that began in the second quarter of fiscal 2019. These increases were offset in part by a $0.4 million year-over-year decrease in sales commissions expenses, as we have started capitalizing these costs under the new Topic 606 accounting rules. The year-over-year increase in sales and marketing supported our strategy to drive continued growth in Ooma Business and create further market awareness of our products.

Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017

Sales and marketing expenses for the nine months ended October 31, 2018 increased $2.6 million or 10% year-over-year, primarily due to a $2.9 million increase in personnel related costs, driven by higher headcount and our business acquisitions, coupled with a $1.7 million increase in marketing activities, and a $0.3 million increase in facilities related costs, driven by our continued business expansion. These increases were offset in part by a $2.4 million year-over-year decrease in sales commissions expenses, as we have started capitalizing these costs under the new Topic 606 accounting rules. The year-over-year increase in sales and marketing supported our strategy to drive continued growth in Ooma Business and create further market awareness of our products.

Research and Development

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Research and development expenses for the three months ended October 31, 2018 increased $1.1 million or 15% year-over-year, primarily due to a $1.0 million increase in personnel related costs, driven by higher headcount and our business acquisitions. The year-over-year growth in research and development supported continued enhancements to Ooma Business as well as adding new features and product offerings to our Smart Security solution, including the Butterfleye camera.

Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017

Research and development expenses for the nine months ended October 31, 2018 increased $4.2 million or 20% year-over-year, primarily due to a $3.7 million increase in personnel related costs, driven by higher headcount and our recent acquisitions, as well as an increase in equipment related costs. The year-over-year growth in research and development supported continued enhancements to Ooma Business as well as adding new features and product offerings to our Smart Security solution, including the Butterfleye camera.

General and Administrative

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

General and administrative expenses for the three months ended October 31, 2018 increased $0.7 million or 18% year-over-year, mainly reflecting a $0.4 million increase in personnel related costs.

Nine Months Ended October 31, 2018 Compared to Nine Months Ended October 31, 2017

General and administrative expenses for the nine months ended October 31, 2018 increased $1.5 million or 13% year-over-year, mainly reflecting a $1.1 million increase personnel related costs that were driven by higher headcount, as well as transaction expenses incurred to support the Voxter acquisition.

Ooma, Inc. | Form 10-Q | 30

Liquidity and Capital Resources

As of October 31, 2018, we had $46.9 million of total cash and investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, our needs for increased data center capacity to support our expanding customer base, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the first quarter of fiscal 2019, we completed the acquisition of Voxter for upfront cash consideration of approximately $2.4 million, net of cash acquired of $0.1 million.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2018	October 31, 2017
Net cash (used in) provided by operating activities	$(1,805)	$2,379
Net cash provided by (used in) investing activities	10,213	(1,318)
Net cash provided by (used in) financing activities	465	(104)
Net increase in cash and cash equivalents	$8,873	$957

Operating Activities

The table below provides selected operating cash flow information, for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2018	October 31, 2017
Net loss	$(11,083)	$(10,194)
Add: non-cash charges	9,378	10,574
Net (loss) income before non-cash charges	(1,705)	380
(Increase) decrease in accounts receivable	(207)	1,172
Increase in inventories	(1,734)	(386)
Decrease in deferred inventory costs	41	488
Increase in other assets	(2,822)	(1,233)
Increase in accounts payable and accrued expenses	4,164	1,707
Increase in deferred revenue	458	251
Net cash (used in) provided by operating activities	$(1,805)	$2,379

Overall, the year-over-year decrease in operating cash flows was primarily driven by an increase in cash-based operating expenses (see “Results of Operations” above) coupled with increased inventory procurement to scale our business.

For the nine months ended October 31, 2018, our net loss of $11.1 million included non-cash charges of $9.4 million primarily related to stock-based compensation and depreciation and amortization expenses. Operating asset and liability changes for the nine months ended October 31, 2018 included:

•	an increase of $1.7 million in our raw materials and finished goods inventory to scale our business, including Butterfleye camera inventory
•	an increase of $0.2 million in accounts receivable primarily due to the timing of billings and our collection efforts
•	an increase of $2.8 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	a net increase of $4.2 million in accounts payable, accrued expenses and other liabilities to support the growth of our business, including higher headcount, and the timing of payments and invoices

Ooma, Inc. | Form 10-Q | 31

For the nine months ended October 31, 2017, our net loss of $10.2 million included non-cash charges of $10.6 million primarily related to $8.7 million of stock-based compensation and $1.8 million of depreciation and amortization expenses. Operating asset and liability changes for the nine months ended October 31, 2017 included:

•	an increase of $0.4 million in our raw materials and finished goods inventory to scale our business, including expansion of the smart security sensors
•	a decrease of $0.5 million in deferred inventory costs due to lower inventory levels at channel partners
•	a net increase of $1.7 million of accounts payable and accrued liabilities due to the timing of payments
•	a decrease of $1.2 million in accounts receivable primarily due to the timing of billings and collections
•	a net increase of $1.2 million in prepaid expenses and other assets due to the timing of certain payments

Investing Activities

For the nine months ended October 31, 2018, cash provided by investing activities was $10.2 million, which consisted of proceeds of $40.8 million from maturities and sales of short-term investments, offset in part by $26.7 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter and $1.4 million used for purchases of property and equipment.

For the nine months ended October 31, 2017, cash used in investing activities was $1.3 million, which consisted of purchases of short-term investments of $38.9 million and property and equipment of $1.7 million, offset by proceeds from maturities and sales of short-term investments of $39.3 million.

Financing Activities

During the nine months ended October 31, 2018, cash provided by financing activities was $0.5 million, which consisted of proceeds of $2.8 million from common stock issuances under our employee stock benefit plans, offset by payments of $2.3 million related to shares repurchased for tax withholdings on vesting of RSUs.

During the nine months ended October 31, 2017, cash used in financing activities was $0.1 million, which consisted of payments of $2.0 million related to shares repurchased for tax withholdings on vesting of RSUs, offset by proceeds of $1.9 million from common stock issuances under our employee stock benefit plans.

Contractual Obligations and Commitments

See Note 5: Commitments and Contingencies in the notes to the condensed consolidated financial statements for discussion of our facility leases and other contractual commitments.

As of October 31, 2018, we had no tax liabilities related to uncertainty in income tax positions.

During the nine months ended October 31, 2018 and 2017, we did not have any arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

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

Ooma, Inc. | Form 10-Q | 32

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the nine months ended October 31, 2018. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2018 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma, Inc. | Form 10-Q | 33

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

Ooma, Inc. | Form 10-Q | 34

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

Ooma, Inc. | Form 10-Q | 35

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

We depend on a small number of vendors to manufacture the on-premise appliances, end-point devices and smart security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily rely on Mitac Computing Technology Corporation for production of our on-premise appliances, Hualin Precision Technology Co., Ltd. (“Hualin”) for production of our end‑point devices, and Hualin and Crow Corporation for production of our Ooma Smart Security systems we sell to our customers. We currently do not have long-term contracts with these vendors and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

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

Ooma, Inc. | Form 10-Q | 36

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

Ooma, Inc. | Form 10-Q | 37

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

Ooma, Inc. | Form 10-Q | 38

•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $13.1 million and $12.9 million in fiscal 2018 and fiscal 2017, respectively. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated positive cash flow from operations in fiscal 2018, we used cash in operations of $1.8 million for the nine months ended October 31, 2018 and may continue to have negative operating cash flow in the future as a result of our increased expenditures, and we will have to generate and sustain increased revenue to sustain positive cash flows and achieve future profitability. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma, Inc. | Form 10-Q | 39

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer’s on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected Smart Security sensors and our partner’s connected devices, such as Nest’s devices, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

Ooma, Inc. | Form 10-Q | 40

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

Ooma, Inc. | Form 10-Q | 41

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

In December 2017, the FCC largely reversed the existing net neutrality rules, including the classification of broadband Internet service as a telecommunications service subject to certain common carrier regulations. The FCC’s order is the subject of pending legal challenges. The FCC’s order could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services or by increasing the costs of services we purchase.

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

Ooma, Inc. | Form 10-Q | 42

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

Ooma, Inc. | Form 10-Q | 43

Our success depends, in part, on increased public acceptance of our connected services and applications.

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions, our Ooma Smart Security services, and other connected services. The markets for cloud-based communications, smart security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Smart Security service faces significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers, such as ADT and SimpliSafe, as well as new market entrants with significantly greater resources than ours, such as Google and its Nest Secure home security system and service. If we fail to create sufficient recognition of the Ooma brand in the smart security market, fail to provide features or benefits in our Smart Security service seen as desirable by consumers, or fail to convince consumers of the relative benefits of our Smart Security service when compared to those of our competitors, our service could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

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

Ooma, Inc. | Form 10-Q | 44

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

Ooma, Inc. | Form 10-Q | 45

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

Ooma, Inc. | Form 10-Q | 46

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

Ooma, Inc. | Form 10-Q | 47

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

Ooma, Inc. | Form 10-Q | 48

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

Ooma, Inc. | Form 10-Q | 49

If significant tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. The Trump Administration recently indicated it may alter trade terms between China and the United States, which may include limiting trade with China, imposing new or increased tariffs on imports from China, or other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations, such as the North American Free Trade Agreement, or NAFTA, and the pending United States-Mexico-Canada Agreement, or USMC. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

 We may not be able to manage our inventory levels effectively, which may lead to shortages of inventory, excess inventory or inventory obsolescence that would force us to have inventory issues.

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

Ooma, Inc. | Form 10-Q | 50

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

Ooma, Inc. | Form 10-Q | 51

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

Ooma, Inc. | Form 10-Q | 52

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

Ooma, Inc. | Form 10-Q | 53

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

Ooma, Inc. | Form 10-Q | 54

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

Ooma, Inc. | Form 10-Q | 55

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

Ooma, Inc. | Form 10-Q | 57

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

Ooma, Inc. | Form 10-Q | 58

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

Ooma, Inc. | Form 10-Q | 59

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

Ooma, Inc. | Form 10-Q | 60

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

Ooma, Inc. | Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 7, 2018	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma, Inc. | Form 10-Q | 62