Form 10-Q
period 2019-04-30
OOMA INC
filed 2019-06-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(650) 566-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	OOMA	The New York Stock Exchange

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

As of May 31, 2019, there were 20.7 million shares of the registrant’s common stock outstanding.

Ooma | FY2020 Form 10-Q | 1

Ooma | FY2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	April 30, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,372	$15,370
Short-term investments	25,803	27,253
Accounts receivable, net	3,661	3,723
Inventories	10,699	10,117
Other current assets	5,384	5,450
Total current assets	56,919	61,913
Property and equipment, net	4,726	4,563
Operating lease right-of-use assets	3,740	—
Intangible assets, net	2,428	2,635
Goodwill	3,898	3,898
Other assets	6,481	5,379
Total assets	$78,192	$78,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,511	$10,231
Accrued expenses and other current liabilities	17,079	19,048
Deferred revenue	15,049	15,443
Total current liabilities	43,639	44,722
Long-term operating lease liabilities	2,136	—
Other liabilities	393	619
Total liabilities	46,168	45,341
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 20.6 million and 20.3 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	142,554	138,848
Accumulated other comprehensive income (loss)	1	(10)
Accumulated deficit	(110,535)	(105,795)
Total stockholders’ equity	32,024	33,047
Total liabilities and stockholders’ equity	$78,192	$78,388

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2019	April 30, 2018
Revenue:
Subscription and services	$31,112	$27,312
Product and other	2,895	2,910
Total revenue	34,007	30,222

Cost of revenue:
Subscription and services	9,811	8,774
Product and other	3,763	3,510
Total cost of revenue	13,574	12,284
Gross profit	20,433	17,938

Operating expenses:
Sales and marketing	11,459	8,895
Research and development	8,882	8,522
General and administrative	5,112	4,452
Total operating expenses	25,453	21,869
Loss from operations	(5,020)	(3,931)
Interest and other income, net	258	177
Loss before income taxes	(4,762)	(3,754)
Income tax benefit	22	69
Net loss	$(4,740)	$(3,685)

Net loss per share of common stock:
Basic and diluted	$(0.23)	$(0.19)
Weighted-average number of shares used in per share amounts:
Basic and diluted	20,479,739	19,318,718

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2019	April 30, 2018
Cash flows from operating activities:
Net loss	$(4,740)	$(3,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,982	2,314
Depreciation and amortization of capital expenditures	652	504
Amortization of acquired intangible assets	207	145
Non-cash operating lease expense	446	—
Amortization and accretion of premiums from investments	(126)	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	62	(874)
Inventories and deferred inventory costs	(651)	(311)
Prepaid expenses and other assets	(1,005)	(564)
Accounts payable and other liabilities	(3,141)	2,770
Deferred revenue	(430)	52
Net cash (used in) provided by operating activities	(5,744)	294

Cash flows from investing activities:
Purchases of short-term investments	(15,345)	(5,409)
Proceeds from maturities and sales of short-term investments	16,969	11,526
Capital expenditures	(602)	(405)
Business acquisition, net of cash assumed	—	(2,402)
Net cash provided by investing activities	1,022	3,310

Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(730)	(759)
Proceeds from issuance of common stock	1,454	1,166
Net cash provided by financing activities	724	407
Net (decrease) increase in cash and cash equivalents	(3,998)	4,011
Cash and cash equivalents at beginning of period	15,370	4,483
Cash and cash equivalents at end of period	$11,372	$8,494

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024

BALANCE - February 1, 2018	$128,083	$(84)	$(90,931)	$37,068
Issuance of common stock under equity-based plans	1,205	—	—	1,205
Shares repurchased for tax withholdings on RSU vesting	(759)	—	—	(759)
Issuance of common stock for business acquisition	390	—	—	390
Stock-based compensation	2,314	—	—	2,314
Changes in comprehensive loss	—	(1)	—	(1)
Cumulative adjustment upon adoption of Topic 606	—	—	(292)	(292)
Net loss	—	—	(3,685)	(3,685)
BALANCE - April 30, 2018	$131,233	$(85)	$(94,908)	$36,240

(1) Additional paid-in capital
(2) Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers. The Company’s smart SaaS platform serves as a communications hub, which offers cloud-based communications solutions, smart security and other connected services. The Company was founded in 2003 and is headquartered in Sunnyvale, California. The Company refers to both Ooma Office and Ooma Enterprise collectively as Ooma Business. The Company refers to its Ooma Telo basic and premier services as well as its Smart Security solutions as Ooma Residential.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2020 and fiscal 2019 refer to the fiscal year ending January 31, 2020 and the fiscal year ended January 31, 2019, respectively.

Principles of Presentation and Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019 (“Annual Report”).

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2020. The condensed consolidated balance sheet as of January 31, 2019 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred commissions, valuation of goodwill and intangible assets, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive loss have been omitted.

Recently Adopted Accounting Standards

Leases.  On February 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which superseded the guidance in Topic 840 and required the Company to recognize operating leased assets and corresponding liabilities on the balance sheet and to provide enhanced disclosures. The Company adopted Topic 842 using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial adoption and not restating comparative periods. The Company elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification and its assessment of whether any existing leases as of the date of adoption are or contain leases.

Adoption on February 1, 2019 resulted in the recognition of $4.1 million of operating right-of-use “ROU” assets and $4.3 million of operating lease liabilities on the Company’s condensed consolidated balance sheet, with no adjustment to accumulated deficit. The difference of $0.2 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of ROU assets.

Ooma | FY2020 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The adoption of the standard did not have any impact on the consolidated statement of operations and did not have any impact on net cash flows for operating, investing and financing activities in the consolidated statements of cash flows. The Company has implemented policies, processes and controls to support the standard's measurement and disclosure requirements. See Significant Accounting Policies – Leases below and Note 6: Operating Leases.

Stock-based compensation. The Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting in the first quarter of fiscal 2020, which expanded the scope of Topic 718 to include and simplify financial reporting for non-employee stock-based payments. Under the amended standard, most of the guidance on stock compensation for non-employees became aligned with the requirements for employees. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Significant Accounting Policies – Leases

On February 1, 2019, the Company adopted Topic 842 using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial adoption. Comparative prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

Under Topic 842, the Company determines if an arrangement is a lease at inception. All of the Company’s leases are classified as operating leases. The Company does not have any finance leases or material arrangements as a lessor. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date because its lease arrangements generally do not provide an implicit rate. Lease terms may include options to renew or extend when the Company is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. The Company’s lease contracts often include lease and non-lease components, which are accounted for as a single component. Short-term leases with an initial term of twelve months or less are not recorded on the balance sheet.

Ooma | FY2020 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company’s revenue for the three months ended April 30, 2019 and 2018 are presented in accordance with the provisions under Topic 606. The Company derives its revenue from two sources:

Subscription and Services Revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services.

Product and Other Revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from sales to direct end-customers and channel partners at the point in time that control transfers which is typically when the Company delivers the product or when all customer contractual provisions have been met, if any. Refer to the Company’s Annual Report for additional information regarding its revenue recognition policy.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Subscription and services revenue	$31,112	$27,312
Product and other revenue	2,895	2,910
Total revenue	$34,007	$30,222

The Company derived approximately 64% and 71% of its total revenue from Ooma Residential and approximately 33% and 26% from Ooma Business for the three months ended April 30, 2019 and 2018, respectively. No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

As of April 30, 2019 and January 31, 2019, one customer accounted for 15% of the Company’s net accounts receivable balance. No other customers accounted for 10% or more of net accounts receivable for the periods presented.

Deferred Revenue.  Deferred revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided. For all arrangements, any revenue that has been deferred and is expected to be recognized beyond one year is classified in long term liabilities on the condensed consolidated balance sheets.

Deferred revenue consisted of the following (in thousands):

	As of
	April 30, 2019	January 31, 2019
Subscription and services	$15,234	$15,682
Product and other	87	68
Total deferred revenue	15,321	15,750
Less: current deferred revenue	15,049	15,443
Non-current deferred revenue included in other long-term liabilities	$272	$307

During the three months ended April 30, 2019, the Company recognized revenue of approximately $8.4 million pertaining to amounts deferred as of January 31, 2019. As of April 30, 2019, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first quarter of fiscal 2020, as well as amounts recorded during fiscal 2019 for annual contracts.

Remaining Performance Obligations. As of April 30, 2019, revenue of approximately $0.3 million is expected to be recognized from remaining performance obligations for open contracts with an original expected length of more than one year. This amount includes both long-term deferred revenue and non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods. The Company expects to recognize revenue of approximately $0.1 million over the next 12 months and the remainder thereafter.

Ooma | FY2020 Form 10-Q | 9

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of April 30, 2019			Balance as of January 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,652	$—	$4,652	$5,951	$—	$5,951
Commercial paper	—	1,998	1,998	—	5,429	5,429
Total cash equivalents	$4,652	$1,998	$6,650	$5,951	$5,429	$11,380
Cash			4,722			3,990
Total cash and cash equivalents			$11,372			$15,370

Short-term investments:
U.S. government securities	$8,385	$1,442	$9,827	$11,088	$—	$11,088
Corporate debt securities	—	2,798	2,798	—	4,735	4,735
Commercial paper	—	9,988	9,988	—	8,253	8,253
U.S. agency securities	—	996	996	—	990	990
Asset-backed securities	—	2,194	2,194	—	2,187	2,187
Total short-term investments	$8,385	$17,418	$25,803	$11,088	$16,165	$27,253

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. For the periods presented, the Company had no investments with contractual maturities greater than one year, no Level 3 assets and there were no transfers between levels. The amortized cost of cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. No investments in the Company’s portfolio were other-than-temporarily impaired.

Level 3 liabilities. As of April 30, 2019 and January 31, 2019, the Company had accrued contingent consideration of $0.2 million related to the acquisition of Voxter Communications, Inc. (“Voxter”) that was estimated using an income-based approach. Key inputs included assumptions regarding the achievement of certain performance milestones and discount rates consistent with the level of risk and economy in general. Contingent consideration was classified as a component of accrued expenses on the condensed consolidated balance sheets and changes in fair value, if any, are recorded to general and administrative expenses in the condensed consolidated statements of operations.

Ooma | FY2020 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2019	January 31, 2019
Finished goods	$8,190	$7,567
Raw materials	2,509	2,550
Total inventory	$10,699	$10,117

Other current assets

	As of
	April 30, 2019	January 31, 2019
Prepaid expenses	$2,342	$2,681
Deferred sales commissions, current	1,395	1,081
Deferred inventory costs	403	334
Other current assets	1,244	1,354
Total other current assets	$5,384	$5,450

Under Topic 606, the Company capitalizes a significant portion of its sales commission costs as an incremental cost of obtaining customer contracts and amortizes to sales and marketing expense over an expected benefit period of five years. During the three months ended April 30, 2019 and 2018, amortization expense for deferred sales commissions was $0.4 million and less than $0.1 million, respectively. To date, there have been no impairment losses related to the costs capitalized.

Other long-term assets

	As of
	April 30, 2019	January 31, 2019
Deferred sales commissions, non-current	$4,292	$3,387
Convertible note receivable, including interest income	1,348	1,300
Other non-current assets	841	692
Total other assets	$6,481	$5,379

In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation (“GTC”), a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually. The principal and unpaid accrued interest on the promissory note will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. As of April 30, 2019 and January 31, 2019, the Company did not hold any shares of GTC common or preferred stock. The Company has partnered with GTC on certain research and development efforts. The Company is required to consolidate the assets and liabilities of variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary. GTC is considered a VIE because, among other factors, it lacks sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. The Company’s convertible promissory note issued by GTC represents a variable interest. However, the Company does not participate in the day-to-day operating decisions or other decisions that would allow it to control GTC, and therefore, the Company is not considered the primary beneficiary and does not need to consolidate GTC’s financial statements in the Company’s financial statements. As of April 30, 2019 and January 31, 2019, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable and associated interest receivable. For all periods presented, the Company had no other variable interests in VIEs.

Ooma | FY2020 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the Company’s investment, GTC is a related party of the Company. During the three months ended April 30, 2019, the Company procured certain raw material inventories from GTC that amounted to approximately $0.2 million. As of April 30, 2019 and January 31, 2019, the Company recorded prepaid inventory deposits to GTC of $0.3 million and zero, respectively, included in other current assets on the condensed consolidated balance sheet.

Accrued expenses

	As of
	April 30, 2019	January 31, 2019
Payroll and related expenses	$4,467	$7,926
Regulatory fees and taxes	5,225	5,645
Short-term operating lease liabilities (1)	1,836	—
Acquisition-related consideration	906	925
Other	4,645	4,552
Total accrued expenses	$17,079	$19,048

(1) The Company adopted Topic 842, the new accounting standard for leasing arrangements on February 1, 2019. See Note 6: Operating Leases below.

Note 5:  Intangible Assets

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

	As of April 30, 2019			As of January 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	$2,716	$(1,257)	$1,459	$2,716	$(1,121)	$1,595
Customer relationships	902	(203)	699	902	(157)	745
Trade name	451	(189)	262	451	(166)	285
Patents and licenses	714	(706)	8	714	(704)	10
Total intangible assets	$4,783	$(2,355)	$2,428	$4,783	$(2,148)	$2,635

Amortization expense was $0.2 million and $0.1 million for the three months ended April 30, 2019 and 2018, respectively.

At April 30, 2019, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2020 - remainder of fiscal year	$484
2021	642
2022	638
2023	612
2024	52
Total	$2,428

Ooma | FY2020 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements, with expiration dates between calendar years 2019 and 2023. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has no leases that have not yet commenced as of April 30, 2019.

Supplemental balance sheet information related to leases was as follows (in thousands):

April 30, 2019
Assets
Operating lease right-of-use assets	$3,740
Total leased assets	$3,740

Liabilities
Short-term operating lease liabilities	$1,836
Long-term operating lease liabilities	2,136
Total lease liabilities	$3,972

Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	5.75%

Operating lease ROU assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The components of lease expense were as follows (in thousands):

Three Months Ended
April 30, 2019
Operating lease costs (1)	$596
Variable lease costs (2)	234
Total lease cost	$830

(1) Operating lease costs are recognized on a straight-line basis over the lease term. Includes costs for short-term leases with an initial term of twelve months or less, which were not material.

(2) Variable lease costs primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s current corporate headquarters. One of the members of the Company’s board of directors is also a current member of Fiserv’s board of directors. Therefore, Fiserv is a related party of the Company. During the three months ended April 30, 2019 and 2018, the Company incurred total lease costs of approximately $0.3 million and $0.2 million, respectively, under this sublease agreement. Lease costs for the three months ended April 30, 2019 are included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended
April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$526
Right-of-use assets recognized in exchange for new operating lease obligations	120

Ooma | FY2020 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 30, 2019, maturities of lease liabilities under the Company’s non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ended January 31,	April 30, 2019
2020 - remainder of fiscal year	$1,482
2021	1,436
2022	1,034
2023	274
2024	48
Total lease payments	4,274
Less: imputed interest	(302)
Present value of lease liabilities	$3,972

As of January 31, 2019, future minimum rental payments under the Company’s non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2019
2020	$1,983
2021	1,408
2022	917
2023	266
2024	49
Total (1)	$4,623
(1)	Amounts are based on Topic 840, Leases that was superseded upon the Company’s adoption of Topic 842 on February 1, 2019.

Ooma | FY2020 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7: Stockholders’ Equity

Stock Options. Under the Company's 2015 Executive Incentive Plan, or the 2015 Plan, options to purchase shares of common stock may be granted to employees, directors and consultants. These options vest from date of grant to up to four years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the 2015 Plan provisions. .

Stock option activity for the three months ended April 30, 2019 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2019	1,691	$6.39	$14,755
Granted	89	15.49
Exercised	(23)	1.87
Canceled	(42)	12.71
Balance as of April 30, 2019	1,715	$6.77	$11,847
Vested and exercisable as of April 30, 2019	1,490	$5.84	$11,514

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2019 and 2018 was $0.3 million and $0.2 million, respectively. The weighted average grant date fair value of options granted during the three months ended April 30, 2019 and 2018 was $7.13 and $5.28 per share, respectively.

Restricted Stock Units.  Under the Company’s 2015 Plan, RSUs may be granted to employees, non-employee board members and consultants. These RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

RSU activity for the three months ended April 30, 2019 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2019	1,925	$10.49
Granted	848	15.47
Vested	(216)	9.60
Canceled	(32)	11.13
Balance as of April 30, 2019	2,525	$12.23

Employee Stock Purchase Plan (“ESPP”).  The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year.

During the three months ended April 30, 2019 and 2018, employees purchased approximately 0.1 million and 0.2 million shares, respectively, at a weighted purchase price of $9.86 and $5.65 per share, respectively.

Ooma | FY2020 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Cost of revenue	$285	$192
Sales and marketing	446	326
Research and development	1,096	863
General and administrative	1,155	933
Total stock-based compensation expense	$2,982	$2,314

As of April 30, 2019, there was $31.2 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP purchases that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

The fair value of employee stock options and ESPP purchases was estimated using the Black–Scholes model with the following assumptions:

Three Months Ended
	April 30, 2019	April 30, 2018
Stock Options:
Expected volatility	44%	43%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.5%	2.7%
Dividend yield	NA	NA

Three Months Ended
	April 30, 2019	April 30, 2018
ESPP:
Expected volatility	40%-49%	47%-56%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	2.4%-2.5%	2.0%-2.3%
Dividend yield	NA	NA

Ooma | FY2020 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9:  Income Taxes

The Company recorded income tax benefits of approximately $22,000 and $69,000 during the three months ended April 30, 2019 and 2018, respectively, primarily associated with the Company’s acquisition of Voxter in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of April 30, 2019, the Company had unrecognized tax benefits of $4.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2019 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2019.

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

Note 10: Basic and Diluted Net Loss Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2019	April 30, 2018
Numerator
Net loss	$(4,740)	$(3,685)
Denominator
Weighted-average common shares	20,479,739	19,318,718
Basic and diluted net loss per share	$(0.23)	$(0.19)

Potentially dilutive securities of approximately 4.4 million and 4.6 million were excluded from the computation of diluted net loss per share for the three months ended April 30, 2019 and 2018, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Ooma | FY2020 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11:  Commitments and Contingencies

Purchase Commitments.  As of April 30, 2019 and January 31, 2019, non-cancelable purchase commitments with the Company’s contract manufacturers were $3.9 million and $4.2 million, respectively. In addition, as of April 30, 2019 and January 31, 2019, non-cancelable purchase commitments with GTC, a related party of the Company, were approximately $0.7 million and zero, respectively. (See Note 4: Balance Sheet Components above for additional information.)

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

As of April 30, 2019, the Company did not have any material loss contingencies recorded in its consolidated financial statements.

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

Ooma | FY2020 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”). The PTAB has granted the Company’s motion for inter partes review of the Deep Green Wireless Patent, and on August 13, 2018 the PTAB heard oral arguments from each party. On December 17, 2018, the PTAB issued its final decision regarding the claims at issue in the Deep Green Wireless Litigation, in which it determined that all challenged claims of the ‘714 patent are obvious and unpatentable. The plaintiff filed a Notice of Appeal to the Court of Appeals for the Federal Circuit on February 19, 2019. Briefing is scheduled to commence on June 6, 2019. If the Federal Circuit rules in favor of the Company on appeal, we expect the Deep Green Wireless Litigation should be dismissed.

Based on the Company’s current knowledge, and as confirmed by the PTAB’s final decision, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Dolemba Litigation

On September 4, 2018, plaintiff Scott Dolemba filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging violations of the Telephone Consumer Protection Act and the Illinois Consumer Fraud Act. On May 21, 2019, the Company and plaintiff settled the complaint for an immaterial amount and the complaint was voluntarily dismissed with prejudice.

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

On March 27, 2018, the Magistrate Division of the Oregon Tax Court issued its decision denying the Company’s motion, and granting the DOR’s motion for summary judgment.  Notwithstanding such decision, the Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax and the Assessments to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon. On June 12, 2018, the Company filed an appeal of the Magistrate Divisions decision and on October 12, 2018, the Company filed its motion for summary judgment with the Regular Division of the Oregon Tax Court.  The DOR filed its motion for summary judgment on November 16, 2018. On January 17, 2019, the Regular Division of the Oregon Tax Court heard oral arguments on the parties’ cross motions for summary judgment, and no decision has been issued.  The Company will continue to vigorously litigate the Complaint in pursuit of the full abatement of the Assessments. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

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

Ooma | FY2020 Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reid Litigation

On May 23, 2019, plaintiff Valentin Reid filed a putative class action complaint (the “Reid Litigation”) against the Company in the U.S. District Court for the Southern District of New York, alleging violations of the ADA, New York State Human Rights Law, New York State Civil Rights Law, and New York City Human Rights Law. The complaint seeks injunctive and declaratory relief, unspecified monetary damages, costs, attorneys’ fees and other appropriate relief.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Reid Litigation is not estimable.

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

On November 29, 2017, the Superior Court dismissed the claims that were based on Sections 12(a)(2) and 15 of the Securities Act with prejudice, and the case proceeded to the discovery phase. On July 30, 2018, the Court issued an order certifying the class and, after a period of discovery practice, on May 30, 2019, the parties filed with the Court a Stipulation of Settlement. Under the terms of the proposed settlement, the Company’s directors’ and officers’ liability insurers will deposit $8.65 million into a settlement fund for payment to class members, plaintiff’s attorneys’ fees and costs of administering the settlement. The proposed settlement must be approved by the Court before becoming effective. The Stipulation of Settlement contains no admissions of wrongdoing, and the Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the class action claims.  However, given the potential cost and burden of continued litigation, the Company believes the proposed settlement is in the best interests of its stockholders and the Company. If the Court grants final approval of the Stipulation of Settlement, the Court will dismiss the class action lawsuit with prejudice and the plaintiff will be deemed to have released all claims against the Company and all other defendants relating to the allegations in the class action. The Company can provide no assurance that the Court will approve the Stipulation of Settlement.

Based on the Company’s current knowledge, it believes that if the settlement is approved, the amount of any further probable loss to be paid by the Company will be immaterial.

Ooma | FY2020 Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third party with respect to the Company’s technology. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.

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

Note 12:  Subsequent Event

On May 24, 2019, the Company completed the acquisition of Broadsmart Global, Inc. (“Broadsmart”). Broadsmart is a cloud-based data and voice solutions provider based in Florida. The aggregate purchase consideration consisted of $7.4 million in cash, of which approximately $0.9 million will be held in escrow for a period of up to two years.

Ooma | FY2020 Form 10-Q | 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2019 filed with the SEC on April 3, 2019. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

First Quarter Fiscal 2020 Financial Performance

•	Total revenue was $34.0 million, up 13% year-over-year, reflecting a 4% increase in our core user base, primarily driven by Ooma Business.
•	Ooma Business contributed approximately 33% to our total revenue compared to 26% in the prior year quarter.
•	Subscription and services revenue from Ooma Business grew 45% year-over-year.
•	Total gross margin was 60%, up slightly from 59% in the prior year quarter.
•	Net loss was $4.7 million, compared to $3.7 million the prior year quarter, reflecting continued investments in our sales and marketing programs.
•	Adjusted EBITDA was ($0.5) million, compared to ($0.5) million in the prior year quarter.
•

Cash used in operations was $5.7 million, compared to cash provided by operations of $0.3 million in the prior year quarter. Cash usage was largely driven by the timing of payments of accounts payable and accrued liabilities, as well as an increase in inventories to manage the growth of our business.

•	As of April 30, 2019, we had total cash, cash equivalents and short-term investments of $37.2 million, compared to $42.6 million as of January 31, 2019.

Ooma | FY2020 Form 10-Q | 22

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key metrics for each of the periods indicated (in thousands, except percentages):

	As of
	April 30, 2019	April 30, 2018
Core users	985	945
Annualized exit recurring revenue (AERR)	$121,200	$105,300
Net dollar subscription retention rate	99%	101%
Adjusted EBITDA	$(468)	$(522)

Core Users increased 4% year-over-year, which was primarily driven by growth in business users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

Annualized Exit Recurring Revenue increased 15% year-over-year due to an increase in the average revenue per core user, which was largely driven by the increase in our business user base. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate declined year-over-year primarily due to an atypical increase in our average revenue per core user for the first quarter of fiscal 2019 associated with changes in our pricing structure that was not repeated in the first quarter of fiscal 2020. We believe this measure provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Adjusted EBITDA.  We use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, and certain litigation costs that are not representative of the ordinary course of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of non-cash income tax benefits, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, and certain litigation costs;

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

Ooma | FY2020 Form 10-Q | 23

	Three Months Ended
	April 30, 2019	April 30, 2018
GAAP net loss	$(4,740)	$(3,685)
Reconciling items:
Interest and other income, net	(258)	(177)
Income tax benefit	(22)	(69)
Litigation costs	534	—
Depreciation and amortization	652	504
Amortization of acquired intangible assets and acquisition-related costs	243	496
Stock-based compensation and related taxes	3,123	2,409
Adjusted EBITDA	$(468)	$(522)

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

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, credit card processing fees, costs to maintain third-party data centers, including co-location fees for the right to place our servers in third-party data centers, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support, and allocated costs of facilities and information technology.

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped during a period as compared to the direct costs of production and relatively fixed personnel costs incurred during the period, as well as potential changes in tariffs imposed on imported product. We sell our on-premise appliances at an aggressive price point to facilitate the adoption of our platform and services. We expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Ooma | FY2020 Form 10-Q | 24

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with sales and marketing activities, internet, television, radio advertising fees, public relations expenses, amortization of sales commissions we pay to internal sales personnel, third-party sales entities and resellers, trade show expenses, travel expenses, marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, allocated costs of facilities and information technology, software tools and product certification. We expect our research and development expenses to continue to grow in absolute dollars and decrease slightly as a percentage of total revenue.

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

Ooma | FY2020 Form 10-Q | 25

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Revenue:
Subscription and services	$31,112	$27,312
Product and other	2,895	2,910
Total revenue	34,007	30,222

Cost of revenue:
Subscription and services	9,811	8,774
Product and other	3,763	3,510
Total cost of revenue	13,574	12,284
Gross profit	20,433	17,938

Operating expenses:
Sales and marketing	11,459	8,895
Research and development	8,882	8,522
General and administrative	5,112	4,452
Total operating expenses	25,453	21,869
Loss from operations	(5,020)	(3,931)
Interest and other income, net	258	177
Loss before income taxes	(4,762)	(3,754)
Income tax benefit	22	69
Net loss	$(4,740)	$(3,685)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Cost of revenue	$304	$202
Sales and marketing	475	348
Research and development	1,155	906
General and administrative	1,189	953
Total stock-based compensation and related taxes	$3,123	$2,409

Ooma | FY2020 Form 10-Q | 26

Comparison of the three months ended April 30, 2019 and 2018 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2019	April 30, 2018	Change
Revenue:
Subscription and services	$31,112	$27,312	$3,800	14%
Product and other	2,895	2,910	(15)	(1)%
Total revenue	$34,007	$30,222	$3,785	13%
Percentage of revenue:
Subscription and services	91%	90%
Product and other	9%	10%
Total	100%	100%

We derived approximately 64% and 71% of our total revenue from Ooma Residential and approximately 33% and 26% from Ooma Business for the three months ended April 30, 2019 and 2018, respectively.

Subscription and services revenue increased $3.8 million or 14% year-over-year, primarily driven by a 4% increase in our core users to approximately 985,000 as of April 2019 from approximately 945,000 as of April 2018. Year-over-year revenue growth reflected a combined 15% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a $0.2 million decline in revenue from Talkatone.

Product and other revenue was approximately flat year-over-year, reflecting an increase for sales of our smart cameras that was offset by a decline in other Ooma Residential products.

Cost of Revenue and Gross Margin

	Three Months Ended
	April 30, 2019	April 30, 2018	Change
Cost of revenue:
Subscription and services	$9,811	$8,774	$1,037	12%
Product and other	3,763	3,510	253	7%
Total cost of revenue	$13,574	$12,284	$1,290	11%
Gross profit:
Subscription and services	$21,301	$18,538	$2,763	15%
Product and other	(868)	(600)	(268)	45%
Total	$20,433	$17,938	$2,495	14%
Gross margin:
Subscription and services	68%	68%
Product and other	(30)%	(21)%
Total	60%	59%

Subscription and services gross margin of 68% was flat year-over-year. Cost of subscription and services revenue for the three months ended April 30, 2019 increased $1.0 million year-over-year, reflecting a $0.4 million increase in personnel-related costs and a $0.3 million increase in network infrastructure related costs.

Product and other revenue gross margin of negative 30% declined year-over-year from negative 21% primarily due to an increase in freight charges and tariffs.

Ooma | FY2020 Form 10-Q | 27

Operating Expenses

	Three Months Ended
	April 30, 2019	April 30, 2018	Change
Sales and marketing	$11,459	$8,895	$2,564	29%
Research and development	8,882	8,522	360	4%
General and administrative	5,112	4,452	660	15%
Total operating expenses	$25,453	$21,869	$3,584	16%

Sales and Marketing

Sales and marketing expenses for the three months ended April 30, 2019 increased $2.6 million or 29% year-over-year, primarily due to a $1.2 million increase in personnel related costs, driven by higher headcount, coupled with a $0.7 million increase in commissions expense and a $0.7 million increase in marketing activities. The year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business and create further market awareness of our products.

Research and Development

Research and development expenses for the three months ended April 30, 2019 increased $0.4 million or 4% year-over-year, primarily due to an increase in personnel related costs, driven by an increase in headcount.

General and Administrative

 General and administrative expenses for the three months ended April 30, 2019 increased $0.7 million or 15% year-over-year, mainly reflecting a $0.3 million increase in personnel related costs, driven by higher headcount, as well as a $0.4 million increase in litigation costs, associated with the various proceedings described above in Note 11: Commitments and Contingencies of the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

As of April 30, 2019, we had $37.2 million of total cash, cash equivalents and investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions.

We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, we recently completed the acquisition of Broadsmart in May 2019 for cash consideration of approximately $7.4 million, and in the first quarter of fiscal 2019, we completed the acquisition of Voxter for cash consideration of approximately $2.4 million, net of cash acquired of $0.1 million. In addition, in the fourth quarter of fiscal 2019, we invested $1.3 million in cash to a small privately-held technology company, in exchange for an 18-month convertible promissory note (see Note 4: Balance Sheet Components of the notes to our condensed consolidated financial statements).

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Net cash (used in) provided by operating activities	$(5,744)	$294
Net cash provided by investing activities	1,022	3,310
Net cash provided by financing activities	724	407
Net (decrease) increase in cash and cash equivalents	$(3,998)	$4,011

Ooma | FY2020 Form 10-Q | 28

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2019	April 30, 2018
Net loss	$(4,740)	$(3,685)
Non-cash charges	4,161	2,906
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	62	(874)
Increase in inventories and deferred inventory costs	(651)	(311)
Increase in other assets	(1,005)	(564)
(Decrease) increase in accounts payable and other liabilities	(3,141)	2,770
(Decrease) increase in deferred revenue	(430)	52
Net cash (used in) provided by operating activities	$(5,744)	$294

For the three months ended April 30, 2019, our net loss of $4.7 million included non-cash charges of $4.2 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2019 included:

•	an increase of $0.7 million in inventories to scale our business
•	an increase of $1.0 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions
•	a net decrease of $3.1 million in accounts payable, accrued expenses and other liabilities due to the timing of payments and invoices

For the three months ended April 30, 2018, our net loss of $3.7 million included non-cash charges of $2.9 million primarily related to stock-based compensation and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2018 included:

•	an increase of $0.9 million in accounts receivable primarily due to the timing of billings and our collection efforts
•	an increase of $0.3 million in our raw material and finished goods inventory
•	an increase of $0.6 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions costs
•	a net increase of $2.8 million in accounts payable, accrued expenses and other liabilities due to the timing of payments and invoices

Overall, the year-over-year decrease in operating cash flow was largely driven by the timing of payments of accounts payable and accrued liabilities, as well as increased inventories.

Investing Activities

For the three months ended April 30, 2019, cash provided by investing activities was $1.0 million, which consisted of proceeds of $17.0 million from maturities and sales of short-term investments, offset in part by $15.3 million used for purchases of short-term investments and $0.6 million used for capital expenditures.

For the three months ended April 30, 2018, cash provided by investing activities was $3.3 million, which consisted of proceeds of $11.5 million from maturities and sales of short-term investments, offset in part by $5.4 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter Communications and $0.4 million used for capital expenditures.

Net cash provided by investing activities for the three months ended April 30, 2019 decreased $2.3 million year-over-year primarily due to lower net proceeds from short-term investments.

Financing Activities

During the three months ended April 30, 2019, cash provided by financing activities was $0.7 million, which consisted of proceeds of $1.5 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $0.7 million related to shares repurchased for tax withholdings on vesting of RSUs.

Ooma | FY2020 Form 10-Q | 29

During the three months ended April 30, 2018, cash provided by financing activities was $0.4 million, which consisted of proceeds of $1.2 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $0.8 million related to shares repurchased for tax withholdings on vesting of RSUs.

Net cash provided by financing activities for the three months ended April 30, 2019 increased slightly year-over-year due to higher proceeds from common stock issuances.

Contractual Obligations and Commitments

As of April 30, 2019 and January 31, 2019, non-cancelable purchase commitments with our contract manufacturers totaled approximately $3.9 million and $4.2 million, respectively.

For all periods presented, we had (i) no tax liabilities related to uncertainty in income tax positions and (ii) no arrangements with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no other material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

Ooma | FY2020 Form 10-Q | 30

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of fiscal 2020. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  We implemented certain internal controls to ensure we properly assessed the impact of the new lease standard on our financial statements to facilitate its adoption effective February 1, 2019. Except for the implementation of these internal controls, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ooma | FY2020 Form 10-Q | 31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

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

Our customers generally do not have long-term contracts with us and may terminate their subscription for our service in most cases without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as churn. Our Ooma Residential customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. Our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in small business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase

Ooma | FY2020 Form 10-Q | 32

in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Ooma | FY2020 Form 10-Q | 33

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

We depend on a sole supplier to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and smart/or security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

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

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the supplier of such components could cause our business to suffer as we identify alternative sources of components. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

Ooma | FY2020 Form 10-Q | 34

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

Ooma | FY2020 Form 10-Q | 35

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

Ooma | FY2020 Form 10-Q | 36

We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers' confidential or personal information, or CPNI, could result in significant liability to us. Such failure or breach could cause our service to be perceived as not being secure, subject us to regulatory requirements such as FCC notification, result in significant monetary costs, such as fines, legal fees and expenditures to improve and enhance our security measures, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media) and deter current and potential customers from using our services. Additionally, we could incur significant costs, both monetary and with respect to management's time and attention, to investigate and remediate a data security breach. Because our onboarding and billing functions are conducted primarily through a single data center, any security breach in that data center may cause an interruption in our business operations.  If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses' needs, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Ooma | FY2020 Form 10-Q | 37

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

Ooma | FY2020 Form 10-Q | 38

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

Our limited history operating our business at its current scale makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock

We became a public company following our initial public offering or, IPO, in July 2015 and our business has experienced significant growth in recent fiscal years. Total revenue for fiscal 2019 was $129.2 million, up 13% year-over-year. Because we have only a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

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

Ooma | FY2020 Form 10-Q | 39

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $14.6 million in fiscal 2019. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. We used cash in operations of $3.9 million for fiscal 2019 and may continue to have negative operating cash flow in the future as a result of our increased expenditures. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma | FY2020 Form 10-Q | 40

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

Ooma | FY2020 Form 10-Q | 41

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

Ooma | FY2020 Form 10-Q | 42

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy may, from time to time, include acquiring or investing in complementary services, technologies or businesses. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all.  If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, customers or investors. If we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

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

When we enter into strategic transactions in which we acquire other companies, for example, our recent acquisition of Broadsmart in May 2019, as well as our acquisitions of Voxter Communications, Inc. in fiscal 2019 and Butterfleye, Inc. in fiscal 2018, we cannot guarantee we will be able to successfully integrate the teams, assets or business of these target companies into our business, that we will be able to fully recover the costs of such transactions, that we will retain existing key customer relationships, or that we will be successful in leveraging such strategic transactions into increased business for our products.

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

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new products, services or applications on a timely and cost-effective basis in order to remain competitive.

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 68% of our revenue from Ooma Residential for fiscal 2019 and expect it will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our

Ooma | FY2020 Form 10-Q | 43

failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

The introduction or announcement of new services and technologies by our competitors could make our solutions obsolete, cause customers to defer purchases of our services, or otherwise adversely affect our business and results of operations. We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new products, or new features or upgrades to existing products and services, will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations and financial condition. Moreover, the development of new or enhanced products, services or applications may require substantial investment, and we must continue to invest a significant amount of resources in our research and development efforts to remain competitive. We do not know whether these investments will be successful. If we are unable to develop, license or acquire new or enhanced products, services and applications on a timely and cost‑effective basis, or if such new or enhanced products, services and applications do not achieve adequate market acceptance, we may not be able to realize a return on our investments and our business, financial condition and results of operations may be materially and adversely affected.

Our success depends, in part, on increased public acceptance of our connected services, applications and products.

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions, our Ooma Smart Security services and products, and other connected services. The markets for cloud-based communications, smart security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Smart Security products and services face significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers, such as Arlo Technologies Inc., SimpliSafe and ADT as well as new market entrants with significantly greater resources than ours, such as Google and its Nest Secure home security system and service. If we fail to create sufficient recognition of the Ooma brand in the smart security market, fail to provide features or benefits in our Smart Security products and services seen as desirable by consumers, or fail to convince consumers of the relative benefits of our Smart Security products and services when compared to those of our competitors, our products and services could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

Ooma | FY2020 Form 10-Q | 44

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

If significant tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. For example, our product gross margins for the fourth quarter of fiscal 2019 and first quarter of fiscal 2020 were negatively impacted by recently imposed tariffs. The U.S. Administration continues to signal that it may continue to alter trade agreements and terms between China and the United States, which may include limiting trade with China, imposing new or increased tariffs on imports from China, or other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. federal government recently passed the National Defense Authorization Act for Fiscal Year 2019, which imposes a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban is scheduled to be implemented in August 2019 and may require us to find new sources of system assembly, which may result in higher costs and disruption to our business. We are dependent on international trade agreements and regulations, such as the North American Free Trade Agreement, or NAFTA, and the pending United States-Mexico-Canada Agreement, or USMC. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

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

Ooma | FY2020 Form 10-Q | 45

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

Ooma | FY2020 Form 10-Q | 46

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

Ooma | FY2020 Form 10-Q | 47

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

Ooma | FY2020 Form 10-Q | 48

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

Ooma | FY2020 Form 10-Q | 49

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

Ooma | FY2020 Form 10-Q | 50

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

Ooma | FY2020 Form 10-Q | 51

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

Ooma | FY2020 Form 10-Q | 52

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

Ooma | FY2020 Form 10-Q | 53

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

Ooma | FY2020 Form 10-Q | 54

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti‑money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party representatives for product testing, customs, export, and import matters outside of the U.S. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to sell our products and services abroad and to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Ooma | FY2020 Form 10-Q | 55

services to existing or potential customers with international operations. Any decreased use of our products and services or limitation on our ability to export or sell our products and services would likely adversely affect our business.

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. We have seen an increase in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. A complaint was filed by the County of Berks, Pennsylvania on January 21, 2016 alleging that we are subject to their taxes, fees and surcharges and have failed to remit the required 911 charges. In addition, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject. See Note 11: Commitments and Contingencies of the accompanying notes of our condensed consolidated financial statements.

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

Ooma | FY2020 Form 10-Q | 56

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

Ooma | FY2020 Form 10-Q | 57

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

Ooma | FY2020 Form 10-Q | 58

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

We are currently subject to securities class action litigation in connection with our initial public offering and may be subject to similar securities litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action (“the Securities Litigation”). See Note 11: Commitments and Contingencies of the notes of our condensed consolidated

Ooma | FY2020 Form 10-Q | 59

financial statements for a detailed description of the Securities Litigation and the allegations currently made therein. The Company has been vigorously defending itself against the allegations in the Securities Litigation, and the parties have recently filed a Stipulation of Settlement. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation if the Court does not approve the settlement. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, if the case is not settled, the Company may incur substantial costs, expenses and burdens not covered by insurance in its ongoing defense. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2020 Form 10-Q | 60

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

Ooma | FY2020 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 6, 2019	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2020 Form 10-Q | 62