Form 10-Q
period 2019-07-31
OOMA INC
filed 2019-09-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

As of August 31, 2019, there were 21.1 million shares of the registrant’s common stock outstanding.

Ooma | FY2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	July 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,018	$15,370
Short-term investments	14,637	27,253
Accounts receivable, net	4,683	3,723
Inventories	11,266	10,117
Other current assets	7,656	5,450
Total current assets	52,260	61,913
Property and equipment, net	5,017	4,563
Operating lease right-of-use assets	3,286	—
Intangible assets, net	8,226	2,635
Goodwill	4,264	3,898
Other assets	6,245	5,379
Total assets	$79,298	$78,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,697	$10,231
Accrued expenses and other current liabilities	19,570	19,048
Deferred revenue	16,044	15,443
Total current liabilities	46,311	44,722
Long-term operating lease liabilities	1,823	—
Other liabilities	353	619
Total liabilities	48,487	45,341
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 21.1 million and 20.3 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	146,319	138,848
Accumulated other comprehensive income (loss)	6	(10)
Accumulated deficit	(115,518)	(105,795)
Total stockholders’ equity	30,811	33,047
Total liabilities and stockholders’ equity	$79,298	$78,388

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Revenue:
Subscription and services	$34,469	$28,426	$65,581	$55,738
Product and other	2,874	3,255	5,769	6,165
Total revenue	37,343	31,681	71,350	61,903

Cost of revenue:
Subscription and services	11,213	8,818	21,024	17,592
Product and other	3,810	4,090	7,573	7,600
Total cost of revenue	15,023	12,908	28,597	25,192
Gross profit	22,320	18,773	42,753	36,711

Operating expenses:
Sales and marketing	12,834	10,499	24,293	19,394
Research and development	9,597	8,443	18,479	16,965
General and administrative	5,168	3,995	10,280	8,447
Total operating expenses	27,599	22,937	53,052	44,806
Loss from operations	(5,279)	(4,164)	(10,299)	(8,095)
Interest and other income, net	280	198	538	375
Loss before income taxes	(4,999)	(3,966)	(9,761)	(7,720)
Income tax benefit	16	62	38	131
Net loss	$(4,983)	$(3,904)	$(9,723)	$(7,589)

Net loss per share of common stock:
Basic and diluted	$(0.24)	$(0.20)	$(0.47)	$(0.39)
Weighted-average shares of common stock outstanding:
Basic and diluted	20,849,935	19,673,658	20,667,905	19,499,677

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2019	July 31, 2018
Cash flows from operating activities:
Net loss	$(9,723)	$(7,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,393	5,076
Depreciation and amortization of capital expenditures	1,347	1,062
Amortization of acquired intangible assets	516	343
Non-cash operating lease expense	899	—
Other	(224)	(246)
Changes in operating assets and liabilities:
Accounts receivable, net	43	(430)
Inventories and deferred inventory costs	(1,389)	(1,476)
Prepaid expenses and other assets	(2,303)	(1,633)
Accounts payable and other liabilities	(2,139)	3,884
Deferred revenue	425	509
Net cash used in operating activities	(6,155)	(500)

Cash flows from investing activities:
Purchases of short-term investments	(19,196)	(13,988)
Proceeds from maturities and sales of short-term investments	32,046	29,762
Capital expenditures	(1,632)	(855)
Business acquisition, net of cash assumed	(7,073)	(2,402)
Net cash provided by investing activities	4,145	12,517

Cash flows from financing activities:
Proceeds from issuance of common stock	1,808	1,644
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(730)	(1,200)
Payment of acquisition-related holdback	(420)	—
Net cash provided by financing activities	658	444
Net (decrease) increase in cash and cash equivalents	(1,352)	12,461
Cash and cash equivalents at beginning of period	15,370	4,483
Cash and cash equivalents at end of period	$14,018	$16,944

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024
Issuance of common stock under equity-based plans	354	—	—	354
Stock-based compensation	3,411	—	—	3,411
Changes in comprehensive income	—	5	—	5
Net loss	—	—	(4,983)	(4,983)
BALANCE - July 31, 2019	$146,323	$6	$(115,518)	$30,811

BALANCE - February 1, 2018	$128,083	$(84)	$(90,931)	$37,068
Issuance of common stock under equity-based plans	1,205	—	—	1,205
Shares repurchased for tax withholdings on RSU vesting	(759)	—	—	(759)
Issuance of common stock for business acquisition	390	—	—	390
Stock-based compensation	2,314	—	—	2,314
Changes in comprehensive loss	—	(1)	—	(1)
Cumulative adjustment upon adoption of Topic 606	—	—	(292)	(292)
Net loss	—	—	(3,685)	(3,685)
BALANCE - April 30, 2018	$131,233	$(85)	$(94,908)	$36,240
Issuance of common stock under equity-based plans	488	—	—	488
Shares repurchased for tax withholdings on RSU vesting	(441)	—	—	(441)
Stock-based compensation	2,762	—	—	2,762
Changes in comprehensive loss	—	36	—	36
Net loss	—	—	(3,904)	(3,904)
BALANCE - July 31, 2018	$134,042	$(49)	$(98,812)	$35,181

(1) Additional paid-in capital
(2) Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers, delivered from its smart cloud-based SaaS platform. The Company was founded in 2003 and is headquartered in Sunnyvale, California.

The Company’s fiscal year ends on January 31. References to fiscal 2020 and fiscal 2019 refer to the fiscal year ending January 31, 2020 and the fiscal year ended January 31, 2019, respectively.

In May 2019, the Company acquired Broadsmart Global, Inc. (“Broadsmart”), a provider of cloud-based unified-communications-as-a-service (“UCaaS”) solutions based in Florida. See Note 12: Business Acquisition below. The Company refers to its Ooma Office, Ooma Enterprise and Broadsmart offerings collectively as Ooma Business. The Company refers to its Ooma Telo basic and premier services and Smart Security solutions as Ooma Residential.

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, valuation of goodwill and intangible assets, deferred sales commissions, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. Estimates are based on historical experience, where applicable, and other assumptions believed to be reasonable by management. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

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

Adoption on February 1, 2019 resulted in the recognition of $4.1 million of operating right-of-use “ROU” assets and $4.3 million of operating lease liabilities on the condensed consolidated balance sheet, with no adjustment to accumulated deficit.

Ooma | FY2020 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The difference of $0.2 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of ROU assets.

Adoption of the new standard did not materially impact the Company’s consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows. The Company has implemented policies, processes and controls to support the standard's measurement and disclosure requirements. See Significant Accounting Policies – Leases below and Note 6: Operating Leases.

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

Under Topic 842, the Company determines if an arrangement is a lease at inception. The Company’s leases primarily consist of real property and are classified as operating leases. The Company does not have any finance leases nor material arrangements as a lessor. ROU assets and lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Lease terms may include options to renew or extend when it is reasonably certain that the option will be exercised. Lease agreements that contain both lease and non-lease components are accounted for as a single component. Short-term leases with an initial term of twelve months or less are not recorded on the balance sheet.

Ooma | FY2020 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company’s revenue for the three and six months ended July 31, 2019 and 2018 are presented in accordance with the provisions under Topic 606. The Company derives its revenue from two sources:

Subscription and Services Revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Subscription revenue is recognized ratably over the contractual service term.

Product and Other Revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. Revenue is recognized at the point in time that control transfers which is typically when the product is delivered or when all customer contractual provisions have been met, if any.

Refer to the Company’s Annual Report for additional information regarding its revenue recognition policy.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Subscription and services revenue	$34,469	$28,426	$65,581	$55,738
Product and other revenue	2,874	3,255	5,769	6,165
Total revenue	$37,343	$31,681	$71,350	$61,903

The Company derived approximately 59% and 69% of its total revenue from Ooma Residential and approximately 38% and 27% from Ooma Business for the three months ended July 31, 2019 and 2018, respectively. The Company derived approximately 62% and 70% of its total revenue from Ooma Residential and approximately 36% and 26% from Ooma Business for the six months ended July 31, 2019 and 2018, respectively.

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	July 31, 2019	January 31, 2019
Customer A	16%	—
Customer B	11%	15%

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

Deferred revenue consisted of the following (in thousands):

	As of
	July 31, 2019	January 31, 2019
Subscription and services	$16,205	$15,682
Product and other	87	68
Total deferred revenue	16,292	15,750
Less: current deferred revenue	16,044	15,443
Non-current deferred revenue included in other long-term liabilities	$248	$307

During the three and six months ended July 31, 2019, the Company recognized revenue of approximately $3.4 million and $11.8 million, respectively, that was included in the corresponding deferred revenue balance as of January 31, 2019.

Remaining Performance Obligations.  As of July 31, 2019, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was $0.2 million. This amount includes both long-term deferred revenue and any non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of July 31, 2019			Balance as of January 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$6,853	$—	$6,853	$5,951	$—	$5,951
U.S. government securities	1,996	—	1,996	—	—	—
Commercial paper	—	1,498	1,498	—	5,429	5,429
Total cash equivalents	$8,849	$1,498	$10,347	$5,951	$5,429	$11,380
Cash			3,671			3,990
Total cash and cash equivalents			$14,018			$15,370

Short-term investments:
U.S. government securities	$5,180	$—	$5,180	$11,088	$—	$11,088
Corporate debt securities	—	2,384	2,384	—	4,735	4,735
Commercial paper	—	5,926	5,926	—	8,253	8,253
U.S. agency securities	—	—	—	—	990	990
Asset-backed securities	—	1,147	1,147	—	2,187	2,187
Total short-term investments	$5,180	$9,457	$14,637	$11,088	$16,165	$27,253

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The amortized cost of cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate, and no other-than-temporary impairments.  As of July 31, 2019 and January 31, 2019, the Company had no material Level 3 assets or liabilities and there have been no transfers between levels.

Ooma | FY2020 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2019	January 31, 2019
Finished goods	$8,174	$7,567
Raw materials	3,092	2,550
Total inventory	$11,266	$10,117

Other assets

	As of
	July 31, 2019	January 31, 2019
Prepaid expenses	$2,566	$2,681
Deferred sales commissions, current	1,735	1,081
Convertible note receivable (1)	1,382	—
Deferred inventory costs	632	334
Other current assets	1,341	1,354
Total other current assets	$7,656	$5,450

Deferred sales commissions, non-current	$5,247	$3,387
Convertible note receivable (1)	—	1,315
Other non-current assets	998	677
Total other non-current assets	$6,245	$5,379

(1) Convertible note receivable from Global Telecomm Corporation was reclassified from non-current assets to current assets as of July 31, 2019.

Customer Acquisition Costs. The Company capitalizes a significant portion of its sales commission costs as an incremental cost of obtaining customer contracts and amortizes to sales and marketing expense over an expected benefit period of five years. Amortization expense for deferred sales commissions was $0.4 million and $0.1 million for the three months ended July 31, 2019 and 2018, respectively, and $0.8 million and $0.2 million for the six months ended July 31, 2019 and 2018, respectively. To date, there have been no impairment losses related to the costs capitalized.

Global Telecomm Corporation (“GTC”).  In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation, a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually. The principal and unpaid accrued interest on the promissory note will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. As of July 31, 2019 and January 31, 2019, the Company did not hold any shares of GTC common or preferred stock. The Company has partnered with GTC on certain research and development and inventory procurement activities. The Company is required to consolidate the assets and liabilities of variable interest entities (“VIEs”) in which it is deemed to be the primary beneficiary. GTC is considered a VIE because, among other factors, it lacks sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties. The Company’s convertible promissory note issued by GTC represents a variable interest. However, the Company does not participate in the day-to-day operating decisions or other decisions that would allow it to control GTC, and therefore, the Company is not considered the primary beneficiary and is not required to consolidate GTC’s financial statements in Ooma’s financial statements. As of July 31, 2019 and January 31, 2019, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable, including accrued interest. For all periods presented, the Company held no other variable interests in VIEs.

Ooma | FY2020 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the Company’s investment, GTC is also a related party of Ooma. During the three and six months ended July 31, 2019, the Company procured certain raw material inventories from GTC that amounted to approximately $0.2 million and $0.4 million, respectively. As of July 31, 2019 and January 31, 2019, the Company recorded prepaid inventory deposits to GTC of $0.4 million and zero, respectively, included in other current assets on the condensed consolidated balance sheet. As of July 31, 2019 and January 31, 2019, the Company’s non-cancelable purchase commitments with GTC were $2.8 million and zero, respectively.

Accrued expenses

	As of
	July 31, 2019	January 31, 2019
Payroll and related expenses	$7,005	$7,926
Regulatory fees and taxes	5,921	5,645
Short-term operating lease liabilities (1)	1,677	—
Acquisition-related consideration	228	925
Other	4,739	4,552
Total accrued expenses	$19,570	$19,048

(1) The Company adopted Topic 842, the new accounting standard for leasing arrangements on February 1, 2019. See Note 6: Operating Leases below.

Note 5:  Acquired Intangible Assets and Goodwill

The carrying amount of goodwill was $4.3 million and $3.9 million as of July 31, 2019 and January 31, 2019, respectively. The Company recognized intangibles of $6.1 million and goodwill of $0.4 million in connection with the acquisition of Broadsmart in May 2019. See Note 12: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

	As of July 31, 2019			As of January 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	$6,735	$(387)	$6,348	$902	$(157)	$745
Developed technology	2,716	(1,354)	1,362	2,716	(1,121)	1,595
Trade names	725	(215)	510	451	(166)	285
Patents and licenses	714	(708)	6	714	(704)	10
Total intangible assets	$10,890	$(2,664)	$8,226	$4,783	$(2,148)	$2,635

Amortization expense was $0.5 million and $0.3 million for the six months ended July 31, 2019 and 2018, respectively.

At July 31, 2019, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2020 - remainder of fiscal year	$766
2021	1,530
2022	1,527
2023	1,500
2024	940
2025 and thereafter	1,963
Total	$8,226

Ooma | FY2020 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements, with expiration dates between calendar years 2019 and 2023. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of July 31, 2019, the Company has no leases that have not yet commenced.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
July 31, 2019
Assets
Operating lease ROU assets	$3,286
Total leased assets	$3,286

Liabilities
Short-term operating lease liabilities	$1,677
Long-term operating lease liabilities	1,823
Total lease liabilities	$3,500

Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	5.75%

Operating lease ROU assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
Operating lease costs (1)	$618	$1,214
Variable lease costs (2)	244	478
Total lease cost	$862	$1,692

(1) Operating lease costs are recognized on a straight-line basis over the lease term. Includes costs for short-term leases with an initial term of twelve months or less, which were not material.

(2) Variable lease costs primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s current corporate headquarters. One of the members of the Company’s board of directors is also a current member of Fiserv’s board of directors. Therefore, Fiserv is a related party of the Company. During the three months ended July 31, 2019 and 2018, the Company incurred total lease costs of approximately $0.3 million under this sublease agreement. During the six months ended July 31, 2019 and 2018, the Company incurred total lease costs of approximately $0.6 million under this sublease agreement. Lease costs for the three and six months ended July 31, 2019 are included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$527	$1,053
ROU assets recognized in exchange for new operating lease obligations	—	120

Ooma | FY2020 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of July 31, 2019, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2019
2020 - remainder of fiscal year	$956
2021	1,437
2022	1,035
2023	274
2024	48
Total lease payments	3,750
Less: imputed interest	(250)
Present value of lease liabilities	$3,500

As of January 31, 2019, future minimum rental payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2019
2020	$1,983
2021	1,408
2022	917
2023	266
2024	49
Total (1)	$4,623

(1) Amounts are based on Topic 840, Leases that was superseded upon the Company’s adoption of Topic 842 on February 1, 2019.

Ooma | FY2020 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7: Stockholders’ Equity

The Company has a stock-based compensation plan pursuant to which it has granted stock options and RSUs. The Company also maintains its 2015 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

Stock Options.  Stock option activity for the six months ended July 31, 2019 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2019	1,691	$6.39	$14,755
Granted	89	$15.49
Exercised	(198)	$1.98
Canceled	(42)	$12.74
Balance as of July 31, 2019	1,540	$7.31	$9,202
Vested and exercisable as of July 31, 2019	1,336	$6.44	$8,973

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2019 and 2018 was $1.8 million and $0.7 million, respectively. The weighted average grant date fair value of options granted during the six months ended July 31, 2019 and 2018 was $7.13 and $5.28 per share, respectively.

Restricted Stock Units.  RSU activity for the six months ended July 31, 2019 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2019	1,925	$10.49
Granted	960	$15.09
Vested	(494)	$9.91
Canceled	(58)	$11.93
Balance as of July 31, 2019	2,333	$12.47

Employee Stock Purchase Plan.  The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation (subject to plan limitations). The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year.

During the six months ended July 31, 2019 and 2018, employees purchased approximately 0.1 million and 0.2 million shares, respectively, at a weighted purchase price of $9.86 and $5.65 per share, respectively.

Ooma | FY2020 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Cost of revenue	$344	$242	$629	$434
Sales and marketing	523	389	969	715
Research and development	1,238	970	2,334	1,833
General and administrative	1,306	1,161	2,461	2,094
Total stock-based compensation expense	$3,411	$2,762	$6,393	$5,076

As of July 31, 2019, there was $28.8 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP purchases that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

The fair value of employee stock options and ESPP purchases was estimated using the Black–Scholes model with the following assumptions:

Three and Six Months Ended
	July 31, 2019	July 31, 2018
Stock Options:
Expected volatility	44%	43%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.5%	2.7%
Dividend yield	NA	NA

Three and Six Months Ended
	July 31, 2019	July 31, 2018
ESPP:
Expected volatility	40%-49%	47-56%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	2.4%-2.5%	2.0-2.3%
Dividend yield	NA	NA

Ooma | FY2020 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9:  Income Taxes

The Company recorded an income tax benefit of $16,000 and $62,000 during the three months ended July 31, 2019 and 2018, respectively, and $38,000 and $131,000 during the six months ended July 31, 2019 and 2018, respectively. These income tax benefits were primarily associated with the Company’s acquisition of Voxter in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2019, the Company had unrecognized tax benefits of $5.2 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2019 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2019.

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

Note 10: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are anti-dilutive as the Company reported net losses for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Numerator
Net loss	$(4,983)	$(3,904)	$(9,723)	$(7,589)
Denominator
Weighted-average common shares	20,849,935	19,673,658	20,667,905	19,499,677
Basic and diluted net loss per share	$(0.24)	$(0.20)	$(0.47)	$(0.39)

Potentially dilutive securities of approximately 4.0 million and 4.5 million were excluded from the computation of diluted net loss per share for the three and six months ended July 31, 2019 and 2018, respectively, and included the Company’s RSUs, stock options and shares to be purchased under the ESPP.

Ooma | FY2020 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11:  Commitments and Contingencies

Purchase Commitments

As of July 31, 2019 and January 31, 2019, total non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $6.0 million and $4.2 million, respectively.

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

As of July 31, 2019, the Company did not have any material loss contingencies recorded in its consolidated financial statements.

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

Ooma | FY2020 Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”).  On December 17, 2018, the PTAB issued its final decision regarding the claims at issue in the Deep Green Wireless Litigation, in which it determined that all challenged claims of the ‘714 patent are obvious and unpatentable. On February 19, 2019, the plaintiff filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. Deep Green Wireless’ opening brief has been filed, as well as the Company’s response brief. No date has been set for oral argument. If the Federal Circuit rules in favor of the Company on appeal, we expect the Deep Green Wireless Litigation should be dismissed.

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

Ooma | FY2020 Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Reid Litigation

On May 23, 2019, plaintiff Valentin Reid filed a putative class action complaint (the “Reid Litigation”) against the Company in the U.S. District Court for the Southern District of New York, alleging violations of the ADA, New York State Human Rights Law, New York State Civil Rights Law, and New York City Human Rights Law. On August 28, 2019, the Company and plaintiff settled the complaint for an immaterial amount and the plaintiff is obligated to dismiss the complaint with prejudice in accordance with the terms of the settlement agreement.

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s IPO on July 17, 2015. Since that time two additional purported class actions making substantially the same allegations against the same defendants were filed, and on May 18, 2016, all three complaints were combined into a “consolidated complaint” filed in the same court (the “Securities Litigation”). The consolidated complaint purports to be brought on behalf of all persons who purchased shares of common stock in the Company’s IPO in reliance upon the Registration Statement and Prospectus the Company filed with the SEC. The consolidated complaint alleges that the Company and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs allege contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The plaintiffs seek class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. On November 29, 2017, the Superior Court dismissed the claims that were based on Sections 12(a)(2) and 15 of the Securities Act with prejudice.

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

Indemnification

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified parties for certain losses suffered or incurred by the indemnified party. In some cases, the term of these indemnification agreements is perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future but have not yet been made.

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

Ooma | FY2020 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12:  Business Acquisition

On May 24, 2019, the Company completed its acquisition of Broadsmart, a cloud-based UCaaS solutions provider based in Florida. The aggregate fair value consideration transferred for Broadsmart was $7.7 million in cash, of which approximately $0.9 million will be held in escrow for a period of up to two years.

The fair values of assets acquired and liabilities assumed as of the date of acquisition was as follows (in thousands):

Fair Value
Cash	$649
Accounts receivable	1,003
Other current and non-current assets	639
Intangible assets	6,107
Goodwill	366
Accounts payable and other liabilities	(1,043)
Net assets acquired	$7,721

Intangible assets acquired consisted of customer relationships of $5.8 million and trade names of $0.3 million.  Customer relationships represented the estimated fair values of the underlying relationships with Broadsmart’s customer base and have an estimated useful life of seven years as of the date of acquisition. The goodwill recognized was attributable to the assembled workforce and expanded market opportunities when integrating Broadsmart’s offerings with Ooma Business. The Company made an election under Section 338(h)(10) of the Internal Revenue Code, which resulted in the acquisition being treated as an asset purchase for income tax purposes. Therefore, the transaction did not result in the recording of deferred taxes as the Company's tax basis in the acquired assets equaled its book basis. The resulting goodwill from this acquisition is deductible for U.S. income tax purposes.

The operating results of the acquired company have been included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Broadsmart acquisition have not been presented because it did not have a material impact on the Company's consolidated results of operations.

Acquisition-related transaction costs charged to expense during the three and six months ended July 31, 2019 were approximately $0.2 million.

Ooma | FY2020 Form 10-Q | 22

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

In May 2019, we acquired Broadsmart, a provider of cloud-based UCaaS solutions for a gross purchase price of $7.7 million. Broadsmart is expected to provide scale for our Ooma Office and Ooma Enterprise platforms, which aligns with our overall enterprise growth strategy. (See Note 12: Business Acquisitions in the notes to the condensed consolidated financial statements.)

We refer to our Ooma Office, Ooma Enterprise and Broadsmart offerings collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our Smart Security solutions.

Second Quarter Fiscal 2020 Financial Performance

•	Total revenue was $37.3 million, up 18% year-over-year, reflecting a 7% increase in our core user base, primarily driven by Ooma Business.
•	Ooma Business contributed approximately 38% to our total revenue, compared to 27% in the prior year quarter.
•	Subscription and services revenue from Ooma Business grew 68% year-over-year.
•	Total gross margin was 60%, up slightly from 59% in the prior year quarter.
•	Net loss was $5.0 million, compared to $3.9 million the prior year quarter, reflecting continued investments in our operations.
•	Adjusted EBITDA was ($0.5) million, compared to ($0.6) million in the prior year quarter.
•	Cash used in operations was $0.4 million, compared to cash used of $0.8 million in the prior year quarter.

Ooma | FY2020 Form 10-Q | 23

•	As of July 31, 2019, we had total cash, cash equivalents and short-term investments of $28.7 million, compared to $42.6 million as of January 31, 2019.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	July 31, 2019	July 31, 2018
Core users	1,023	955
Annualized exit recurring revenue (AERR)	$135,070	$109,633
Net dollar subscription retention rate	103%	100%

Core Users increased 7% year-over-year, which was primarily driven by growth in business users, which included Broadsmart users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

Annualized Exit Recurring Revenue increased 23% year-over-year due to an increase in the average revenue per core user, primarily driven by Ooma Business. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate increased year-over-year due to an increase in the average revenue per core user, primarily driven by Ooma Business. We believe this measure provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Adjusted EBITDA.  In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net loss before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, change in fair value of acquisition-related contingent consideration and certain litigation costs that are not representative of the ordinary course of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of non-cash income tax benefits, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, change in fair value of acquisition-related contingent consideration and certain litigation costs;

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

Ooma | FY2020 Form 10-Q | 24

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
GAAP net loss	$(4,983)	$(3,904)	$(9,723)	$(7,589)
Reconciling items:
Interest and other income, net	(280)	(198)	(538)	(375)
Income tax benefit	(16)	(62)	(38)	(131)
Change in fair value of acquisition-related contingent consideration	—	(128)	—	(128)
Litigation costs	72	—	606	—
Depreciation and amortization	695	558	1,347	1,062
Amortization of acquired intangible assets and acquisition-related costs	486	270	729	766
Stock-based compensation and related taxes	3,498	2,819	6,621	5,228
Adjusted EBITDA	$(528)	$(645)	$(996)	$(1,167)

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application, prepaid international calls, directory assistance and installation-related services. We expect our subscription and services revenue to continue to grow as we continue to expand our core user base, driven primarily by growth in Ooma Business.

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

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges, and changes in our headcount. We expect our subscription and services gross margin to increase over the long-term, primarily as our business revenue becomes a larger portion of total subscription revenue.

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

Ooma | FY2020 Form 10-Q | 25

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors directly associated with sales and marketing activities; internet, television, radio advertising fees; public relations expenses; amortization of sales commissions we pay to internal sales personnel, third-party sales entities and resellers; trade show expenses; travel expenses; marketing and promotional activities and allocated costs of facilities and information technology. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

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

Ooma | FY2020 Form 10-Q | 26

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Revenue:
Subscription and services	$34,469	$28,426	$65,581	$55,738
Product and other	2,874	3,255	5,769	6,165
Total revenue	37,343	31,681	71,350	61,903

Cost of revenue:
Subscription and services	11,213	8,818	21,024	17,592
Product and other	3,810	4,090	7,573	7,600
Total cost of revenue	15,023	12,908	28,597	25,192
Gross profit	22,320	18,773	42,753	36,711

Operating expenses:
Sales and marketing	12,834	10,499	24,293	19,394
Research and development	9,597	8,443	18,479	16,965
General and administrative	5,168	3,995	10,280	8,447
Total operating expenses	27,599	22,937	53,052	44,806
Loss from operations	(5,279)	(4,164)	(10,299)	(8,095)
Interest and other income, net	280	198	538	375
Loss before income taxes	(4,999)	(3,966)	(9,761)	(7,720)
Income tax benefit	16	62	38	131
Net loss	$(4,983)	$(3,904)	$(9,723)	$(7,589)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Cost of revenue	$354	$249	$658	$451
Sales and marketing	542	397	1,017	745
Research and development	1,276	994	2,431	1,900
General and administrative	1,326	1,179	2,515	2,132
Total stock-based compensation and related taxes	$3,498	$2,819	$6,621	$5,228

Ooma | FY2020 Form 10-Q | 27

Comparison of the three and six months ended July 31, 2019 and 2018 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2019	July 31, 2018	Change		July 31, 2019	July 31, 2018	Change
Revenue:
Subscription and services	$34,469	$28,426	$6,043	21%	$65,581	$55,738	$9,843	18%
Product and other	2,874	3,255	(381)	(12)%	5,769	6,165	(396)	(6)%
Total revenue	$37,343	$31,681	$5,662	18%	$71,350	$61,903	$9,447	15%
Percentage of revenue:
Subscription and services	92%	90%			92%	90%
Product and other	8%	10%			8%	10%
Total	100%	100%			100%	100%

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

We derived approximately 59% and 69% of our total revenue from Ooma Residential and approximately 38% and 27% from Ooma Business for the three months ended July 31, 2019 and 2018, respectively.

Subscription and services revenue increased $6.0 million or 21% year-over-year, primarily driven by a 7% increase in our core users to approximately 1,023,000 as of July 2019 from approximately 955,000 as of July 2018. Year-over-year revenue growth reflected a combined 23% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a $0.2 million decline in revenue from Talkatone.

Product and other revenue decreased $0.4 million or 12% year-over-year, primarily reflecting a decline in sales of Ooma Residential accessories, that was offset in part by growth in Ooma Business products.

Six Months Ended July 31, 2019 Compared to Six Months Ended July 31, 2018

We derived approximately 62% and 70% of our total revenue from Ooma Residential and approximately 36% and 26% from Ooma Business for the six months ended July 31, 2019 and 2018, respectively.

Subscription and services revenue increased $9.8 million or 18% year-over-year, primarily driven by a 7% increase in our core users to approximately 1,023,000 as of July 2019 from approximately 955,000 as of July 2018. Year-over-year revenue growth reflected a combined 19% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a $0.4 million decline in revenue from Talkatone.

Product and other revenue decreased $0.4 million or 6% year-over-year, primarily reflecting a decline in sales of Ooma Residential accessories.

Ooma | FY2020 Form 10-Q | 28

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	July 31, 2019	July 31, 2018	Change		July 31, 2019	July 31, 2018	Change
Cost of revenue:
Subscription and services	$11,213	$8,818	$2,395	27%	$21,024	$17,592	$3,432	20%
Product and other	3,810	4,090	(280)	(7)%	7,573	7,600	(27)	(0)%
Total cost of revenue	$15,023	$12,908	$2,115	16%	$28,597	$25,192	$3,405	14%
Gross margin:
Subscription and services	67%	69%			68%	68%
Product and other	(33)%	(26)%			(31)%	(23)%
Total	60%	59%			60%	59%

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Subscription and services gross margin of 67% declined year-over-year from 69%, primarily attributable to changes in sales mix. Cost of subscription and services revenue for the three months ended July 31, 2019 increased $2.4 million or 27% year-over-year, primarily driven by a $0.8 million increase in personnel-related costs and a $0.8 million increase in network infrastructure related costs.

Product and other gross margin of negative 33% declined year-over-year from negative 26% primarily due to lower product revenues and changes in sales mix.

Six Months Ended July 31, 2019 Compared to Six Months Ended July 31, 2018

Subscription and services gross margin of 68% was flat year-over-year. Cost of subscription and services revenue for the six months ended July 31, 2019 increased $3.4 million or 20% year-over-year, primarily driven by a $1.2 million increase in personnel-related costs, a $1.1 million increase in network infrastructure related costs and a $0.3 million increase in credit card processing fees, as well as increases in regulatory fees and other expenses.

Product and other gross margin of negative 31% declined year-over-year from negative 23% primarily due to lower product revenues and changes in sales mix.

Ooma | FY2020 Form 10-Q | 29

Operating Expenses

	Three Months Ended				Six Months Ended
	July 31, 2019	July 31, 2018	Change		July 31, 2019	July 31, 2018	Change
Sales and marketing	$12,834	$10,499	$2,335	22%	$24,293	$19,394	$4,899	25%
Research and development	9,597	8,443	1,154	14%	18,479	16,965	1,514	9%
General and administrative	5,168	3,995	1,173	29%	10,280	8,447	1,833	22%
Total operating expenses	$27,599	$22,937	$4,662	20%	$53,052	$44,806	$8,246	18%

Three Months Ended July 31, 2019 Compared to Three Months Ended July 31, 2018

Sales and Marketing.  Sales and marketing expenses for the three months ended July 31, 2019 increased $2.3 million or 22% year-over-year, primarily due to a $1.5 million increase in personnel related costs, driven by higher headcount, coupled with a $0.8 million increase in commissions expense. The year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and Development.  Research and development expenses for the three months ended July 31, 2019 increased $1.2 million or 14% year-over-year, primarily due to an increase in personnel related costs, driven by higher headcount.

General and Administrative.  General and administrative expenses for the three months ended July 31, 2019 increased $1.2 million or 29% year-over-year, reflecting a $0.7 million increase in personnel related costs, driven by higher headcount, as well as a $0.1 million increase in acquisition-related transaction costs and increases in other administrative expenses.

Six Months Ended July 31, 2019 Compared to Six Months Ended July 31, 2018

Sales and Marketing.  Sales and marketing expenses for the six months ended July 31, 2019 increased $4.9 million or 25% year-over-year, primarily due to a $2.7 million increase in personnel related costs, driven by higher headcount, coupled with a $1.5 million increase in commissions expense and a $0.3 million increase in marketing activities. The year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and Development.  Research and development expenses for the six months ended July 31, 2019 increased $1.5 million or 9% year-over-year, primarily due to an increase in personnel related costs, driven by higher headcount.

General and Administrative.  General and administrative expenses for the six months ended July 31, 2019 increased $1.8 million or 22% year-over-year, reflecting a $1.0 million increase in personnel related costs, driven by higher headcount, as well as a $0.5 million increase in litigation costs, associated with the various proceedings described above in Note 11: Commitments and Contingencies of the notes to our condensed consolidated financial statements.

Ooma | FY2020 Form 10-Q | 30

Liquidity and Capital Resources

As of July 31, 2019, we had $28.7 million of total cash, cash equivalents and investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions.

We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the second quarter of fiscal 2020, we completed the acquisition of Broadsmart for approximately $7.1 million, net of cash acquired of $0.6 million, as well as made payment of $0.4 million in connection with our fiscal 2019 acquisition of Voxter. In addition, in the fourth quarter of fiscal 2019, we invested cash of $1.3 million into a small privately-held technology company, in exchange for an 18-month convertible promissory note (see Note 4: Balance Sheet Components of the notes to our condensed consolidated financial statements).

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2019	July 31, 2018
Net cash used in operating activities	$(6,155)	$(500)
Net cash provided by investing activities	4,145	12,517
Net cash provided by financing activities	658	444
Net (decrease) increase in cash and cash equivalents	$(1,352)	$12,461

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2019	July 31, 2018
Net loss	$(9,723)	$(7,589)
Non-cash charges	8,931	6,235
Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	43	(430)
Increase in inventories and deferred inventory costs	(1,389)	(1,476)
Increase in other assets	(2,303)	(1,633)
(Decrease) increase in accounts payable and other liabilities	(2,139)	3,884
Increase in deferred revenue	425	509
Net cash used in operating activities	$(6,155)	$(500)

For the six months ended July 31, 2019, our net loss of $9.7 million included non-cash charges of $8.9 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2019 included:

•	an increase of $1.4 million in inventories to scale our business as we expand our product portfolio
•	an increase of $2.3 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions
•	a net decrease of $2.1 million in accounts payable, accrued expenses and other liabilities due to the timing of payments and invoices

For the six months ended July 31, 2018, our net loss of $7.6 million included non-cash charges of $6.2 million primarily related to stock-based compensation and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2018 included:

•	an increase of $1.5 million in our raw materials and finished goods inventory to scale our business, including Butterfleye camera inventory for our smart security offerings
•	an increase of $0.4 million in accounts receivable primarily due to the timing of billings and our collection efforts

Ooma | FY2020 Form 10-Q | 31

•	an increase of $1.6 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	a net increase of $3.9 million in accounts payable, accrued expenses and other liabilities to support the growth of our business, including higher headcount, and the timing of payments and invoices

Investing Activities

For the six months ended July 31, 2019, cash provided by investing activities was $4.1 million, which consisted of proceeds of $32.0 million from maturities and sales of short-term investments, offset in part by $19.2 million used for purchases of short-term investments, $7.1 million used for the acquisition of Broadsmart and $1.6 million used for capital expenditures.

For the six months ended July 31, 2018, cash provided by investing activities was $12.5 million, which consisted of proceeds of $29.8 million from maturities and sales of short-term investments, offset in part by $14.0 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter and $0.9 million used for capital expenditures.

Financing Activities

For the six months ended July 31, 2019, cash provided by financing activities was $0.7 million, which consisted of proceeds of $1.8 million from the issuance of common stock related to our ESPP and stock option exercises, offset in part by payments of $0.7 million related to shares repurchased for tax withholdings on vesting of RSUs, as well as payment of $0.4 million in connection with our fiscal 2019 acquisition of Voxter.

During the six months ended July 31, 2018, cash provided by financing activities was $0.4 million, which consisted of proceeds of $1.6 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $1.2 million related to shares repurchased for tax withholdings on vesting of RSUs.

Contractual Obligations and Commitments

As of July 31, 2019 and January 31, 2019, non-cancelable purchase commitments with our contract manufacturers totaled approximately $6.0 million and $4.2 million, respectively.

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

Ooma | FY2020 Form 10-Q | 32

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the second quarter of fiscal 2020. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2020 Form 10-Q | 33

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

We market our products and services principally to businesses and households. Some of these business customers and consumers tend to be less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional communications services such as telephone, fax and e-mail, these customers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. If these customers choose not to adopt our services, our ability to grow our business will be limited.

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

Our customers generally do not have long-term contracts with us and may terminate their subscription for our service in most cases without penalty or early termination charges. We cannot accurately predict the rate of customer terminations or average monthly service cancellations or failures to renew, which we refer to as churn. Our Ooma Residential customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. Our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in

Ooma | FY2020 Form 10-Q | 34

the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Furthermore, increased competition may result in aggressive business tactics by our competitors, including: offering products similar to our platforms and solutions on a bundled basis at no charge; announcing competing products combined with extensive marketing efforts; providing financial incentives to consumers; and asserting intellectual property rights irrespective of the validity of the claims.  Our retail partners may offer the products and services of competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to

Ooma | FY2020 Form 10-Q | 35

compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

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

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. Equinix, Inc. and others provide data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Bandwidth.com, Inteliquent and others provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our sole provider of 911 services. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

Ooma | FY2020 Form 10-Q | 36

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

We rely on purchased or leased hardware and software licensed from third parties in order to offer our service. In some cases, we integrate third-party licensed software components into our platforms. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Because our technology platforms are complex, incorporates a variety of new computer hardware, and the platforms continue to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. For example, in May 2018 while working to upgrade our network, we encountered unexpected interactions between components in our Office platform which led to multiple short-term intermittent service outages. We were able to restore service without incurring material expenses, and outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

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

Ooma | FY2020 Form 10-Q | 37

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

Ooma | FY2020 Form 10-Q | 38

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

Ooma | FY2020 Form 10-Q | 40

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

Ooma | FY2020 Form 10-Q | 41

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

Ooma | FY2020 Form 10-Q | 42

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

In 2015, the FCC reclassified broadband internet access services as a “telecommunications service” subject to new open internet regulations which included, in part, “net neutrality” rules that prohibited blocking or discriminating against lawful services and applications and prohibited “paid prioritization,” or providing faster speeds or other benefits in return for compensation.

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

Our quarterly and annual results have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

Our quarterly and annual results of operations and cash flows, have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth and successfully penetrate the communications and connected services markets for businesses, residential and mobile;
•	the number of monthly and annual subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
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

Ooma | FY2020 Form 10-Q | 43

•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions; and
•	the impact of worldwide economic, industry, and market conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations and cash flows. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

If significant tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. For example, our product gross margins in recent quarters were negatively impacted by imposed tariffs. On August 23, 2019, the U.S. President announced new and increased tariffs on certain Chinese imported goods beginning September 1, 2019. Such actions subject an even wider range of our products to tariffs and increase existing tariffs on certain of our products, which could negatively impact our gross margins. The U.S. Administration continues to signal that it may increase tariffs on imports from China and to alter trade agreements and terms between China and the United States, which may include limiting trade with China. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. federal government recently passed the National Defense Authorization Act for Fiscal Year 2019, which imposes a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban was implemented in August 2019. While this ban has no immediate direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly, which may result in higher costs and disruption to our business.

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

Ooma | FY2020 Form 10-Q | 44

A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

A significant portion of our revenues today come from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns than larger, more established businesses as these businesses typically have more limited financial resources than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

If we are not able to manage our inventory levels effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

Our vendor-supplied on-premise appliances and end-point devices have lead times of up to several months for delivery and are built based on our estimates of future demand. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions.  In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

It is likely that from time to time we will have either an excess or shortage of product inventory. Inventory levels in excess of customer demand may result in inventory write-down charges, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

When we enter into strategic transactions in which we acquire other companies, for example, our recent acquisition of Broadsmart in May 2019, we cannot guarantee we will be able to successfully integrate the teams, assets or business of these target companies into our business, that we will be able to fully recover the costs of such transactions, that we will retain existing key customer and partner relationships, or that we will be successful in leveraging such strategic transactions into increased business for our products.

Ooma | FY2020 Form 10-Q | 45

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

The introduction or announcement of new services and technologies by our competitors could make our existing solutions obsolete, cause customers to defer purchases of our products and services, or otherwise adversely affect our business and results of operations. Further, we may experience higher product returns from retailers or reseller partners and may face challenges managing the inventory of new or existing products, which could lead to excess inventory charges and/or discounting of such products. In addition, new products may have varying selling prices and costs compared to legacy products, which could negatively impact our gross margins and operating results.

We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services and applications after their introduction. We cannot assure you that new products, or new features or upgrades to existing products and services, will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, higher than expected costs, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations and financial condition.

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

Ooma | FY2020 Form 10-Q | 46

Our success depends, in part, on increased public acceptance of our connected services, applications and products.

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions, our Ooma Smart Security services and Smart Cam products, and other connected services. The markets for cloud-based communications, smart security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Smart Security products and services, including the Ooma Smart Cam, face significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers, such as Arlo Technologies Inc., SimpliSafe and ADT as well as new market entrants with significantly greater resources than ours, such as Google and its Nest Secure home security system and service. If we fail to create sufficient recognition of the Ooma brand in the smart security market, fail to provide features or benefits in our Smart Security products and services seen as desirable by consumers, or fail to convince consumers of the relative benefits of our Smart Security products and services when compared to those of our competitors, our products and services could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

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

Ooma | FY2020 Form 10-Q | 47

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

Ooma | FY2020 Form 10-Q | 48

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

Ooma | FY2020 Form 10-Q | 49

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

We use open source software in our platforms on which our services operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our services. If such owners prevail in such claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our services, to re-engineer our technology, or to discontinue offering our services in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our services, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations. If a copyright holder of such open source software were to allege we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions.

Ooma | FY2020 Form 10-Q | 50

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

Ooma | FY2020 Form 10-Q | 51

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

Ooma | FY2020 Form 10-Q | 52

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

Ooma | FY2020 Form 10-Q | 54

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

For example, in the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities.  Furthermore, the California Consumer Privacy Act will become effective on January 1, 2020 and also will regulate the processing of personal data, which could result in civil penalties for violations.

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

Ooma | FY2020 Form 10-Q | 55

Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may increase the cost of our operations, affect our ability to provide all the current features of our business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Ooma | FY2020 Form 10-Q | 56

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

Ooma | FY2020 Form 10-Q | 57

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

Ooma | FY2020 Form 10-Q | 58

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

Ooma | FY2020 Form 10-Q | 59

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

Ooma | FY2020 Form 10-Q | 60

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

Ooma | FY2020 Form 10-Q | 61

We are currently subject to securities class action litigation in connection with our initial public offering and may be subject to similar securities litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action (“the Securities Litigation”). See Note 11: Commitments and Contingencies of the notes of our condensed consolidated financial statements for a detailed description of the Securities Litigation and the allegations currently made therein. The Company has been vigorously defending itself against the allegations in the Securities Litigation, and the parties have recently filed a Stipulation of Settlement. However, as with all litigation, the Company cannot predict the outcome of the proceedings or estimate the losses that it may incur in connection with the Securities Litigation if the Court does not approve the settlement. While the Company carries insurance that may offset some of the costs associated with the Securities Litigation, if the case is not settled, the Company may incur substantial costs, expenses and burdens not covered by insurance in its ongoing defense. In addition, the pendency of the Securities Litigation may cause burdens and distractions to the Company’s management. Any adverse judgments, settlements, or consequences of the Securities Litigation could have a material, adverse effect on the Company’s business and financial condition.

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

Ooma | FY2020 Form 10-Q | 62

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

Ooma | FY2020 Form 10-Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 9, 2019	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2020 Form 10-Q | 64