Form 10-Q
period 2019-10-31
OOMA INC
filed 2019-12-06
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of November 30, 2019, there were 21.4 million shares of the registrant’s common stock outstanding.

Ooma | FY2020 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	October 31, 2019	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,688	$15,370
Short-term investments	15,786	27,253
Accounts receivable, net	5,015	3,723
Inventories	9,484	10,117
Other current assets	8,482	5,450
Total current assets	50,455	61,913
Property and equipment, net	4,977	4,563
Operating lease right-of-use assets	4,341	—
Intangible assets, net	7,149	2,635
Goodwill	4,264	3,898
Other assets	7,539	5,379
Total assets	$78,725	$78,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,415	$10,231
Accrued expenses and other current liabilities	21,716	19,048
Deferred revenue	16,005	15,443
Total current liabilities	48,136	44,722
Long-term operating lease liabilities	2,892	—
Other liabilities	269	619
Total liabilities	51,297	45,341
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 21.4 million and 20.3 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	149,712	138,848
Accumulated other comprehensive income (loss)	14	(10)
Accumulated deficit	(122,302)	(105,795)
Total stockholders’ equity	27,428	33,047
Total liabilities and stockholders’ equity	$78,725	$78,388

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Revenue:
Subscription and services	$36,489	$29,794	$102,070	$85,532
Product and other	3,106	2,814	8,875	8,979
Total revenue	39,595	32,608	110,945	94,511

Cost of revenue:
Subscription and services	11,093	8,796	32,117	26,388
Product and other	6,462	3,739	14,035	11,339
Total cost of revenue	17,555	12,535	46,152	37,727
Gross profit	22,040	20,073	64,793	56,784

Operating expenses:
Sales and marketing	13,205	10,755	37,498	30,149
Research and development	10,639	8,593	29,118	25,558
General and administrative	5,136	4,589	15,416	13,036
Total operating expenses	28,980	23,937	82,032	68,743
Loss from operations	(6,940)	(3,864)	(17,239)	(11,959)
Interest and other income, net	128	224	666	599
Loss before income taxes	(6,812)	(3,640)	(16,573)	(11,360)
Income tax benefit	28	146	66	277
Net loss	$(6,784)	$(3,494)	$(16,507)	$(11,083)

Net loss per share of common stock:
Basic and diluted	$(0.32)	$(0.18)	$(0.79)	$(0.56)
Weighted-average shares of common stock outstanding:
Basic and diluted	21,274,285	19,962,735	20,872,253	19,655,727

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2019	October 31, 2018
Cash flows from operating activities:
Net loss	$(16,507)	$(11,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,647	7,734
Depreciation and amortization of capital expenditures	1,976	1,717
Amortization of acquired intangible assets	900	540
Non-cash restructuring charges	1,603	—
Non-cash operating lease expense	1,365	—
Other	(79)	(613)
Changes in operating assets and liabilities:
Accounts receivable, net	(289)	(207)
Inventories and deferred inventory costs	(644)	(1,693)
Prepaid expenses and other assets	(3,645)	(2,822)
Accounts payable and other liabilities	(1,438)	4,164
Deferred revenue	329	458
Net cash used in operating activities	(6,782)	(1,805)

Cash flows from investing activities:
Purchases of short-term investments	(31,236)	(26,709)
Proceeds from maturities and sales of short-term investments	42,996	40,762
Capital expenditures	(2,384)	(1,438)
Business acquisition, net of cash assumed	(7,073)	(2,402)
Net cash provided by investing activities	2,303	10,213

Cash flows from financing activities:
Proceeds from issuance of common stock	2,740	2,763
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,523)	(2,298)
Payment of acquisition-related holdback	(420)	—
Net cash provided by financing activities	797	465
Net (decrease) increase in cash and cash equivalents	(3,682)	8,873
Cash and cash equivalents at beginning of period	15,370	4,483
Cash and cash equivalents at end of period	$11,688	$13,356

See notes to condensed consolidated financial statements

Ooma | FY2020 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024
Issuance of common stock under equity-based plans	354	—	—	354
Stock-based compensation	3,411	—	—	3,411
Changes in comprehensive income	—	5	—	5
Net loss	—	—	(4,983)	(4,983)
BALANCE - July 31, 2019	$146,323	$6	$(115,518)	$30,811
Issuance of common stock under equity-based plans	932	—	—	932
Shares repurchased for tax withholdings on RSU vesting	(793)	—	—	(793)
Stock-based compensation	3,254	—	—	3,254
Changes in comprehensive income	—	8	—	8
Net loss	—	—	(6,784)	(6,784)
BALANCE - October 31, 2019	$149,716	$14	$(122,302)	$27,428

BALANCE - February 1, 2018	$128,083	$(84)	$(90,931)	$37,068
Issuance of common stock under equity-based plans	1,205	—	—	1,205
Shares repurchased for tax withholdings on RSU vesting	(759)	—	—	(759)
Issuance of common stock for business acquisition	390	—	—	390
Stock-based compensation	2,314	—	—	2,314
Changes in comprehensive loss	—	(1)	—	(1)
Cumulative adjustment upon adoption of Topic 606	—	—	(292)	(292)
Net loss	—	—	(3,685)	(3,685)
BALANCE - April 30, 2018	$131,233	$(85)	$(94,908)	$36,240
Issuance of common stock under equity-based plans	488	—	—	488
Shares repurchased for tax withholdings on RSU vesting	(441)	—	—	(441)
Stock-based compensation	2,762	—	—	2,762
Changes in comprehensive loss	—	36	—	36
Net loss	—	—	(3,904)	(3,904)
BALANCE - July 31, 2018	$134,042	$(49)	$(98,812)	$35,181
Issuance of common stock under equity-based plans	1,118	—	—	1,118
Shares repurchased for tax withholdings on RSU vesting	(1,097)	—	—	(1,097)
Stock-based compensation	2,658	—	—	2,658
Changes in comprehensive loss	—	15	—	15
Net loss	—	—	(3,494)	(3,494)
BALANCE - October 31, 2018	$136,721	$(34)	$(102,306)	$34,381

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

Ooma | FY2020 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2: Revenue and Deferred Revenue

The Company’s revenue for the three and nine months ended October 31, 2019 and 2018 are presented in accordance with the provisions under Topic 606. The Company derives its revenue from two sources:

Subscription and Services Revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Subscription revenue is generally recognized ratably over the contractual service term.

Product and Other Revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. Revenue is recognized at the point in time that control transfers which is typically when the product is delivered or when all customer contractual provisions have been met, if any.

Refer to the Company’s Annual Report for additional information regarding its revenue recognition policy.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Subscription and services revenue	$36,489	$29,794	$102,070	$85,532
Product and other revenue	3,106	2,814	8,875	8,979
Total revenue	$39,595	$32,608	$110,945	$94,511

The Company derived approximately 55% and 67% of its total revenue from Ooma Residential and approximately 42% and 30% from Ooma Business for the three months ended October 31, 2019 and 2018, respectively. The Company derived approximately 59% and 69% of its total revenue from Ooma Residential and approximately 38% and 27% from Ooma Business for the nine months ended October 31, 2019 and 2018, respectively.

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	As of
	October 31, 2019	January 31, 2019
Customer A	16%	—
Customer B	—	15%

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

Deferred revenue consisted of the following (in thousands):

	As of
	October 31, 2019	January 31, 2019
Subscription and services	$16,112	$15,682
Product and other	83	68
Total deferred revenue	16,195	15,750
Less: current deferred revenue	16,005	15,443
Non-current deferred revenue included in other long-term liabilities	$190	$307

During the three and nine months ended October 31, 2019, the Company recognized revenue of approximately $2.3 million and $14.1 million, respectively, that was included in the corresponding deferred revenue balance as of January 31, 2019.

Remaining Performance Obligations.  As of October 31, 2019, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was $0.2 million. This amount includes both long-term deferred revenue and any non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of October 31, 2019			Balance as of January 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,832	$—	$5,832	$5,951	$—	$5,951
Commercial paper	—	499	499	—	5,429	5,429
Total cash equivalents	$5,832	$499	$6,331	$5,951	$5,429	$11,380
Cash			5,357			3,990
Total cash and cash equivalents			$11,688			$15,370

Short-term investments:
U.S. treasury securities	$4,477	$—	$4,477	$11,088	$—	$11,088
Corporate debt securities	—	3,503	3,503	—	4,735	4,735
Commercial paper	894	5,557	6,451	—	8,253	8,253
U.S. agency securities	—	—	—	—	990	990
Asset-backed securities	—	1,355	1,355	—	2,187	2,187
Total short-term investments	$5,371	$10,415	$15,786	$11,088	$16,165	$27,253

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The amortized cost of cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate, and no other-than-temporary impairments.  As of October 31, 2019 and January 31, 2019, the Company had no material Level 3 assets or liabilities and there have been no transfers between levels.

Ooma | FY2020 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2019	January 31, 2019
Finished goods	$6,523	$7,567
Raw materials	2,961	2,550
Total inventory	$9,484	$10,117

Other assets

	As of
	October 31, 2019	January 31, 2019
Prepaid expenses	$2,281	$2,681
Deferred sales commissions, current	2,146	1,081
Convertible note receivable (1)	1,417	—
Deferred inventory costs	802	334
Other current assets	1,836	1,354
Total other current assets	$8,482	$5,450

Deferred sales commissions, non-current	$6,351	$3,387
Convertible note receivable (1)	—	1,315
Other non-current assets	1,188	677
Total other non-current assets	$7,539	$5,379

(1) Convertible note receivable from Global Telecomm Corporation was reclassified from non-current assets to current assets as of July 31, 2019.

Customer Acquisition Costs. The Company capitalizes a significant portion of its sales commission costs as an incremental cost of obtaining customer contracts and amortizes to sales and marketing expense over an expected benefit period of five years. Amortization expense for deferred sales commissions was $0.6 million and $0.2 million for the three months ended October 31, 2019 and 2018, respectively, and $1.4 million and $0.4 million for the nine months ended October 31, 2019 and 2018, respectively. To date, there have been no impairment losses related to the costs capitalized.

Global Telecomm Corporation (“GTC”).  In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation, a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually, that will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. The Company has partnered with GTC on certain research and development and inventory procurement activities. GTC is considered a variable interest entity (“VIE”) for accounting purposes. However, the Company is not required to consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of October 31, 2019 and January 31, 2019, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable, including accrued interest. For all periods presented, the Company held no other variable interests in VIEs.

As a result of the Company’s investment, GTC is a related party of Ooma. During the three and nine months ended October 31, 2019, the Company procured certain raw material inventories from GTC that amounted to approximately $0.5 million and $0.9 million, respectively. As of October 31, 2019 and January 31, 2019, the Company recorded prepaid inventory deposits to GTC of $0.5 million and zero, respectively, included in other current assets on the condensed consolidated balance sheet. As of October 31, 2019 and January 31, 2019, the Company’s non-cancelable purchase commitments with GTC were $2.2 million and zero, respectively.

Ooma | FY2020 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses

	As of
	October 31, 2019	January 31, 2019
Payroll and related expenses	$8,259	$7,926
Regulatory fees and taxes	4,510	5,645
Short-term operating lease liabilities (1)	1,629	—
Customer sales incentives	1,507	970
Other	5,811	4,507
Total accrued expenses	$21,716	$19,048

(1) The Company adopted Topic 842, the new accounting standard for leasing arrangements on February 1, 2019. See Note 6: Operating Leases below.

Note 5:  Acquired Intangible Assets and Goodwill

The carrying amount of goodwill was $4.3 million and $3.9 million as of October 31, 2019 and January 31, 2019, respectively. The Company recognized intangibles of $6.1 million and goodwill of $0.4 million in connection with the acquisition of Broadsmart in May 2019. See Note 12: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

	As of October 31, 2019			As of January 31, 2019
	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	$6,735	$(640)	$6,095	$902	$(157)	$745
Developed technology	2,122	(1,451)	671	2,716	(1,121)	1,595
Trade names	625	(247)	378	451	(166)	285
Patents and licenses	714	(709)	5	714	(704)	10
Total intangible assets	$10,196	$(3,047)	$7,149	$4,783	$(2,148)	$2,635

In the third quarter of fiscal 2020, the Company recorded impairment charges of $0.7 million to cost of product revenue for abandoned developed technology and trade names associated with the Ooma Smart Cam (acquired through the Company’s fiscal 2018 acquisition of Butterfleye, Inc.) See Note 13: Restructuring Charges below.  Amortization expense was $0.9 million and $0.5 million for the nine months ended October 31, 2019 and 2018, respectively.

At October 31, 2019, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2020 - remainder of fiscal year	$328
2021	1,308
2022	1,305
2023	1,305
2024	940
2025 and thereafter	1,963
Total	$7,149

Ooma | FY2020 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements, with expiration dates between fiscal years 2020 and 2024. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
October 31, 2019
Assets
Operating lease ROU assets	$4,341
Total leased assets	$4,341

Liabilities
Short-term operating lease liabilities	$1,629
Long-term operating lease liabilities	2,892
Total lease liabilities	$4,521

Weighted-average remaining lease term	3.2 years
Weighted-average discount rate	5.75%

Operating lease ROU assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The components of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Operating lease costs (1)	$684	$1,898
Variable lease costs (2)	306	784
Total lease cost	$990	$2,682

(1) Operating lease costs are recognized on a straight-line basis over the lease term. Includes costs for short-term leases with an initial term of twelve months or less, which were not material.

(2) Variable lease costs primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s current corporate headquarters. One of the members of the Company’s board of directors is also a current member of Fiserv’s board of directors. Therefore, Fiserv is a related party of the Company. During the three months ended October 31, 2019 and 2018, the Company incurred total lease costs of approximately $0.3 million under this sublease agreement. During the nine months ended October 31, 2019 and 2018, the Company incurred total lease costs of approximately $0.9 million under this sublease agreement. Lease costs for the three and nine months ended October 31, 2019 are included in the table above. This sublease expired at the end of November 2019.

During the third quarter of fiscal 2020, the Company entered into a new sublease agreement with an unrelated third party to lease its current corporate headquarters in Sunnyvale, California through January 2022. The lease commenced on December 1, 2019, and as such, was not recognized on the consolidated balance sheet as of October 31, 2019. The total rental payments associated with this office lease are approximately $3.9 million over the 26 month contractual term.

Ooma | FY2020 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$534	$1,587
ROU assets recognized in exchange for new operating lease obligations	1,492	1,612

As of October 31, 2019, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2019
2020 - remainder of fiscal year	$422
2021	1,616
2022	1,546
2023	915
2024	461
Total lease payments	4,960
Less: imputed interest	(439)
Present value of lease liabilities	$4,521

As of January 31, 2019, future minimum rental payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2019
2020	$1,983
2021	1,408
2022	917
2023	266
2024	49
Total (1)	$4,623

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

Stock Options.  Stock option activity for the nine months ended October 31, 2019 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2019	1,691	$6.39	$14,755
Granted	89	$15.49
Exercised	(210)	$2.12
Canceled	(80)	$8.22
Balance as of October 31, 2019	1,490	$7.44	$6,595
Vested and exercisable as of October 31, 2019	1,314	$6.68	$6,547

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2019 and 2018 was $1.9 million and $1.2 million, respectively. The weighted average grant date fair value of options granted during the nine months ended October 31, 2019 and 2018 was $7.13 and $5.28 per share, respectively.

Restricted Stock Units.  RSU activity for the nine months ended October 31, 2019 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2019	1,925	$10.49
Granted	1,006	$14.94
Vested	(799)	$10.55
Canceled	(164)	$12.12
Balance as of October 31, 2019	1,968	$12.61

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

During the nine months ended October 31, 2019 and 2018, employees purchased approximately 0.2 million and 0.3 million shares, respectively, at a weighted purchase price of $9.97 and $6.82 per share, respectively.

Ooma | FY2020 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Cost of revenue	$335	$243	$964	$677
Sales and marketing	511	350	1,480	1,065
Research and development	1,153	970	3,487	2,803
General and administrative	1,255	1,095	3,716	3,189
Total stock-based compensation expense	$3,254	$2,658	$9,647	$7,734

As of October 31, 2019, there was $25.4 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP purchases that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

The fair value of employee stock options and ESPP purchases was estimated using the Black–Scholes model with the following assumptions:

Three and Nine Months Ended
	October 31, 2019	October 31, 2018
Stock Options:
Expected volatility	44%	43%
Expected term (in years)	6.1	6.1
Risk-free interest rate	2.5%	2.7%
Dividend yield	NA	NA

Three and Nine Months Ended
	October 31, 2019	October 31, 2018
ESPP:
Expected volatility	40%-51%	39-56%
Expected term (in years)	0.5-2.0	0.5-2.0
Risk-free interest rate	1.7%-2.5%	2.0-2.8%
Dividend yield	NA	NA

Ooma | FY2020 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9:  Income Taxes

The Company recorded an income tax benefit of $28,000 and $146,000 during the three months ended October 31, 2019 and 2018, respectively, and $66,000 and $277,000 during the nine months ended October 31, 2019 and 2018, respectively. These income tax benefits were primarily associated with the Company’s acquisition of Voxter, Inc. in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of October 31, 2019, the Company had unrecognized tax benefits of $5.6 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2019 will significantly increase or decrease within the next twelve months. There was no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2019.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Numerator
Net loss	$(6,784)	$(3,494)	$(16,507)	$(11,083)
Denominator
Weighted-average common shares	21,274,285	19,962,735	20,872,253	19,655,727
Basic and diluted net loss per share	$(0.32)	$(0.18)	$(0.79)	$(0.56)

Gross potentially dilutive securities of approximately 3.5 million and 4.1 million were excluded from the computation of diluted net loss per share for the three and nine months ended October 31, 2019 and 2018, respectively. These shares include the Company’s outstanding RSUs, outstanding stock options and shares to be purchased under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2020 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11:  Commitments and Contingencies

Purchase Commitments

As of October 31, 2019 and January 31, 2019, total non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $5.4 million and $4.2 million, respectively.

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

As of October 31, 2019, the Company did not have any material loss contingencies recorded in its consolidated financial statements.

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

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”).  On December 17, 2018, the PTAB issued its final decision regarding the claims at issue in the Deep Green Wireless Litigation, in which it determined that all challenged claims of the ‘714 patent are obvious and unpatentable. On February 19, 2019, the plaintiff filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. Deep Green Wireless’ opening brief has been filed, as well as the Company’s response brief, and Deep Green Wireless’ reply brief. No date has been set for oral argument. If the Federal Circuit rules in favor of the Company on appeal, we expect the Deep Green Wireless Litigation should be dismissed.

Based on the Company’s current knowledge, and as confirmed by the PTAB’s final decision, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Ooma | FY2020 Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Oregon Tax Litigation

On August 30, 2016, the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period between January 1, 2013 and March 31, 2016 (collectively, the “Assessments”).

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

Securities Litigation

On January 14, 2016, Michael Barnett filed a purported stockholder class action in the San Mateo County Superior Court of the State of California (Case No. CIV536959) against the Company, certain of its officers and directors, and certain of the underwriters of the Company’s IPO on July 17, 2015. After the case was consolidated with two other identical lawsuits, a “consolidated complaint” was filed on behalf of all persons who purchased shares of common stock in the Company’s IPO in reliance upon the Registration Statement and Prospectus the Company filed with the SEC. The consolidated complaint alleged that the Company and the other defendants violated the Securities Act of 1933, as amended (the “Securities Act”) by issuing the Registration Statement and Prospectus, which the plaintiffs alleged contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act.

On May 30, 2019, the parties filed with the Court a Stipulation of Settlement, and on October 18, 2019 the Court entered final approval of the settlement. Under the terms of the settlement, the Company’s directors’ and officers’ liability insurers deposited $8.65 million into a settlement fund for payment to class members, and paid plaintiff’s attorneys’ fees and costs of administering the settlement. The Stipulation of Settlement contains no admissions of wrongdoing, and the Company and the other defendants have maintained and continue to deny liability and wrongdoing of any kind with respect to the class action claims. As part of the final settlement approval, the Court dismissed the class action lawsuit with prejudice and the plaintiff released all claims against the Company and all other defendants relating to the allegations in the class action.

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

Note 12:  Business Acquisition

On May 24, 2019, the Company completed its acquisition of Broadsmart Global, Inc. (“Broadsmart”), a provider of cloud-based unified-communications-as-a-service (“UCaaS”) solutions based in Florida. The aggregate fair value consideration transferred for Broadsmart was $7.7 million in cash, of which approximately $0.9 million will be held in escrow for a period of up to two years.

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

Acquisition-related transaction costs charged to expense during the nine months ended October 31, 2019 were approximately $0.3 million.

Ooma | FY2020 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13:  Restructuring Charges

In October 2019, the Company approved a restructuring plan designed to better align resources around its long-term business strategy. The restructuring provided for the discontinuation of Ooma Smart Cam, given the increased level of competition in the market, accompanied with a small reduction-in-force.

For the three months ended October 31, 2019, the Company recorded aggregate restructuring charges of $3.1 million in its condensed consolidated statement of operations, which consisted of the following major components (in thousands):

	Employee Severance	Excess Inventory and Purchase Commitments (1)	Other Assets (2)	Other Charges	Total
Cost of service revenue	$75	$—	$—	$93	$168
Cost of product revenue	—	1,375	694	45	2,114
Sales and marketing	170	—	—	5	175
Research and development	475	—	42	111	628
General and administrative	—	—	—	—	—
Total restructuring charges	$720	$1,375	$736	$254	$3,085

(1) Includes charges for excess Smart Cam product inventory and non-cancelable purchase commitments.

(2) Includes impairment charges for abandoned intangible assets associated with Smart Cam as well as other long-lived assets.

The following provides a reconciliation of the Company’s restructuring liability, which was recorded as a component of accrued expenses on the condensed consolidated balance sheet (in thousands):

Restructuring liability, July 31, 2019	$—
Restructuring charges (1)	1,504
Cash paid	—
Restructuring liability, October 31, 2019	$1,504

(1) Includes accrued expenses for employee severance, non-cancelable purchase commitments and other cash-based charges. Asset impairment charges were recorded against the respective assets, including inventory and intangible assets.

The actions associated with the restructuring are expected to be substantially completed in the fourth quarter of fiscal 2020, including the pay-out of all restructuring liabilities. The Company does not expect any material adjustments to the aggregate charges recorded.

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

Ooma | FY2020 Form 10-Q | 23

Third Quarter Fiscal 2020 Financial Performance

•	Total revenue was $39.6 million, up 21% year-over-year, reflecting a 7% increase in our core user base, primarily driven by Ooma Business.
•	Ooma Business contributed approximately 42% to our total revenue, compared to 30% in the prior year quarter.
•	Subscription and services revenue from Ooma Business grew 67% year-over-year.
•	Subscription and services gross margin was 70%, comparable to the prior year quarter.
•

Net loss was $6.8 million, compared to $3.5 million the prior year quarter, reflecting continued investments in our operations and $3.1 million in total restructuring charges associated with the discontinuation of Ooma Smart Cam and a small reduction-in-force

•	Adjusted EBITDA was $0.6 million, compared to a ($0.2) million loss in the prior year quarter.
•	Cash used in operations was $0.6 million, compared to cash used of $1.3 million in the prior year quarter.
•	As of October 31, 2019, we had total cash, cash equivalents and short-term investments of $27.5 million, compared to $42.6 million as of January 31, 2019.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	October 31, 2019	October 31, 2018
Core users	1,038	969
Annualized exit recurring revenue (AERR)	$138,692	$115,351
Net dollar subscription retention rate	100%	102%

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

Annualized Exit Recurring Revenue increased 20% year-over-year due to an increase in the average revenue per core user, primarily driven by Ooma Business. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate was 100% as of October 31, 2019, driven by growth in average revenue per user and retention rate. We believe this measure provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Adjusted EBITDA.  In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

For the third quarter of fiscal 2020, restructuring charges primarily included write-downs for Smart Cam inventory and the impairment of acquired intangible assets, as well as severance expenses for the affected employees. (See Note 13: Restructuring Charges in the notes to the condensed consolidated financial statements.)

Ooma | FY2020 Form 10-Q | 24

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of non-cash income tax benefits, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not recurring in nature;

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
GAAP net loss	$(6,784)	$(3,494)	$(16,507)	$(11,083)
Reconciling items:
Interest and other income, net	(128)	(224)	(666)	(599)
Income tax benefit	(28)	(146)	(66)	(208)
Depreciation and amortization of capital expenditures	628	655	1,976	1,717
Stock-based compensation and related taxes	3,383	2,775	10,004	8,003
Restructuring charges	3,085	—	3,085	—
Amortization of acquired intangible assets and acquisition-related costs	433	197	1,162	766
Litigation costs	—	—	606	—
Adjusted EBITDA	$589	$(237)	$(406)	$(1,404)

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application, prepaid international calls and installation-related services. We expect our subscription and services revenue to continue to grow as we continue to expand our core user base, driven primarily by growth in Ooma Business.

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

Ooma | FY2020 Form 10-Q | 25

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

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platform and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, allocated costs of facilities and information technology, software tools and product certification. We expect our research and development expenses to decrease in both absolute dollars and as a percentage of revenue in the short-term.

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

Ooma | FY2020 Form 10-Q | 26

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Revenue:
Subscription and services	$36,489	$29,794	$102,070	$85,532
Product and other	3,106	2,814	8,875	8,979
Total revenue	39,595	32,608	110,945	94,511

Cost of revenue:
Subscription and services	11,093	8,796	32,117	26,388
Product and other	6,462	3,739	14,035	11,339
Total cost of revenue	17,555	12,535	46,152	37,727
Gross profit	22,040	20,073	64,793	56,784

Operating expenses:
Sales and marketing	13,205	10,755	37,498	30,149
Research and development	10,639	8,593	29,118	25,558
General and administrative	5,136	4,589	15,416	13,036
Total operating expenses	28,980	23,937	82,032	68,743
Loss from operations	(6,940)	(3,864)	(17,239)	(11,959)
Interest and other income, net	128	224	666	599
Loss before income taxes	(6,812)	(3,640)	(16,573)	(11,360)
Income tax benefit	28	146	66	277
Net loss	$(6,784)	$(3,494)	$(16,507)	$(11,083)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Cost of revenue	$348	$257	$1,006	$708
Sales and marketing	528	371	1,545	1,116
Research and development	1,226	1,022	3,657	2,922
General and administrative	1,281	1,125	3,796	3,257
Total stock-based compensation and related taxes	$3,383	$2,775	$10,004	$8,003

Ooma | FY2020 Form 10-Q | 27

Comparison of the three and nine months ended October 31, 2019 and 2018 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2019	October 31, 2018	Change		October 31, 2019	October 31, 2018	Change
Revenue:
Subscription and services	$36,489	$29,794	$6,695	22%	$102,070	$85,532	$16,538	19%
Product and other	3,106	2,814	292	10%	8,875	8,979	(104)	(1)%
Total revenue	$39,595	$32,608	$6,987	21%	$110,945	$94,511	$16,434	17%
Percentage of revenue:
Subscription and services	92%	91%			92%	90%
Product and other	8%	9%			8%	10%
Total	100%	100%			100%	100%

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

We derived approximately 55% and 67% of our total revenue from Ooma Residential and approximately 42% and 30% from Ooma Business for the three months ended October 31, 2019 and 2018, respectively.

Subscription and services revenue increased $6.7 million or 22% year-over-year, primarily driven by a 7% increase in our core users to approximately 1,038,000 as of October 2019 from approximately 969,000 as of October 2018. Year-over-year revenue growth reflected a combined 24% increase in subscription and services revenue from Ooma Business and Ooma Residential.

Product and other revenue increased $0.3 million or 10% year-over-year, primarily reflecting growth in Ooma Business products.

Nine Months Ended October 31, 2019 Compared to Nine Months Ended October 31, 2018

We derived approximately 59% and 69% of our total revenue from Ooma Residential and approximately 38% and 27% from Ooma Business for the nine months ended October 31, 2019 and 2018, respectively.

Subscription and services revenue increased $16.5 million or 19% year-over-year, primarily driven by a 7% increase in our core users to approximately 1,038,000 as of October 2019 from approximately 969,000 as of October 2018. Year-over-year revenue growth reflected a combined 21% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a $0.5 million decline in revenue from Talkatone.

Product and other revenue decreased $0.1 million or 1% year-over-year, primarily reflecting a decline in sales of Ooma Residential accessories, that was offset in part by growth in Ooma Business products.

Ooma | FY2020 Form 10-Q | 28

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	October 31, 2019	October 31, 2018	Change		October 31, 2019	October 31, 2018	Change
Cost of revenue:
Subscription and services	$11,093	$8,796	$2,297	26%	$32,117	$26,388	$5,729	22%
Product and other	6,462	3,739	2,723	73%	14,035	11,339	2,696	24%
Total cost of revenue	$17,555	$12,535	$5,020	40%	$46,152	$37,727	$8,425	22%
Gross margin:
Subscription and services	70%	70%			69%	69%
Product and other	(108)%	(33)%			(58)%	(26)%
Total	56%	62%			58%	60%

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Subscription and services gross margin of 70% was flat year-over-year. Cost of subscription and services revenue for the three months ended October 31, 2019 increased $2.3 million or 26% year-over-year, primarily driven by a $1.1 million increase in personnel-related costs and a $0.8 million increase in network infrastructure related costs.

Product and other gross margin of negative 108% declined year-over-year from negative 33% due to product charges associated with our October 2019 restructuring actions, as well as higher product costs including tariffs. Cost of product revenue for the three months ended October 31, 2019 included restructuring charges of $2.1 million for excess inventory, non-cancelable purchase commitments and impaired intangible assets related to the discontinued Smart Cam product.

Nine Months Ended October 31, 2019 Compared to Nine Months Ended October 31, 2018

Subscription and services gross margin of 69% was flat year-over-year. Cost of subscription and services revenue for the nine months ended October 31, 2019 increased $5.7 million or 22% year-over-year, primarily driven by a $2.3 million increase in personnel-related costs, a $1.9 million increase in network infrastructure related costs, a $0.4 million increase in credit card processing fees, a $0.4 million increase in facilities related costs and increases in other expenses.

Product and other gross margin of negative 58% declined year-over-year from negative 26% due to product charges associated with our October 2019 restructuring actions, as described above, as well as higher product costs including tariffs.

Ooma | FY2020 Form 10-Q | 29

Operating Expenses

	Three Months Ended				Nine Months Ended
	October 31, 2019	October 31, 2018	Change		October 31, 2019	October 31, 2018	Change
Sales and marketing	$13,205	$10,755	$2,450	23%	$37,498	$30,149	$7,349	24%
Research and development	10,639	8,593	2,046	24%	29,118	25,558	3,560	14%
General and administrative	5,136	4,589	547	12%	15,416	13,036	2,380	18%
Total operating expenses	$28,980	$23,937	$5,043	21%	$82,032	$68,743	$13,289	19%

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

Sales and Marketing.  Sales and marketing expenses for the three months ended October 31, 2019 increased $2.5 million or 23% year-over-year, primarily due to a $1.0 million increase in personnel related costs, driven by higher headcount, as well as a $0.7 million increase in commissions expense and a $0.2 million increase in intangible amortization associated with acquired Broadsmart customer relationships. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and Development.  Research and development expenses for the three months ended October 31, 2019 increased $2.0 million or 24% year-over-year, primarily due to a $0.9 million increase in personnel related costs, driven by higher headcount, $0.6 million incurred for severance and other charges associated with our October 2019 restructuring actions, and a $0.5 million increase in non-recurring engineering and license costs.

General and Administrative.  General and administrative expenses for the three months ended October 31, 2019 increased $0.5 million or 12% year-over-year, primarily reflecting an increase in personnel related costs, driven by higher headcount.

Nine Months Ended October 31, 2019 Compared to Nine Months Ended October 31, 2018

Sales and Marketing.  Sales and marketing expenses for the nine months ended October 31, 2019 increased $7.3 million or 24% year-over-year, primarily due to a $3.7 million increase in personnel related costs, driven by higher headcount, as well as a $2.3 million increase in commissions expense, a $0.4 million increase in marketing activities and a $0.4 million increase in intangible amortization associated with acquired Broadsmart customer relationships. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and Development.  Research and development expenses for the nine months ended October 31, 2019 increased $3.6 million or 14% year-over-year, primarily due to a $2.5 million increase in personnel related costs, driven by higher headcount, $0.6 million incurred for severance and other charges associated with our October 2019 restructuring actions, and a $0.5 million increase in non-recurring engineering and license costs.

General and Administrative.  General and administrative expenses for the nine months ended October 31, 2019 increased $2.4 million or 18% year-over-year, primarily reflecting a $1.4 million increase in personnel related costs, driven by higher headcount, as well as a $0.4 million increase in litigation costs and a $0.2 million increase in software and license fees.

Ooma | FY2020 Form 10-Q | 30

Liquidity and Capital Resources

As of October 31, 2019, we had $27.5 million of total cash, cash equivalents and investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2019	October 31, 2018
Net cash used in operating activities	$(6,782)	$(1,805)
Net cash provided by investing activities	2,303	10,213
Net cash provided by financing activities	797	465
Net (decrease) increase in cash and cash equivalents	$(3,682)	$8,873

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2019	October 31, 2018
Net loss	$(16,507)	$(11,083)
Non-cash charges	15,412	9,378
Changes in operating assets and liabilities:
Increase in accounts receivable	(289)	(207)
Increase in inventories and deferred inventory costs	(644)	(1,693)
Increase in other assets	(3,645)	(2,822)
(Decrease) increase in accounts payable and other liabilities	(1,438)	4,164
Increase in deferred revenue	329	458
Net cash used in operating activities	$(6,782)	$(1,805)

For the nine months ended October 31, 2019, our net loss of $16.5 million included non-cash charges of $15.4 million primarily related to stock-based compensation, restructuring charges, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2019 included:

•	an increase of $0.6 million in inventories to scale our business as we expand our product portfolio
•	an increase of $3.6 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	a net decrease of $1.4 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

For the nine months ended October 31, 2018, our net loss of $11.1 million included non-cash charges of $9.4 million primarily related to stock-based compensation and depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2018 included:

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

Ooma | FY2020 Form 10-Q | 31

•	a net increase of $4.2 million in accounts payable, accrued expenses and other liabilities to support the growth of our business, including higher headcount, and the timing of payments

Investing Activities

For the nine months ended October 31, 2019, cash provided by investing activities was $2.3 million, which consisted of proceeds of $43.0 million from maturities and sales of short-term investments, offset in part by $31.2 million used for purchases of short-term investments, $7.1 million used for the acquisition of Broadsmart and $2.4 million used for capital expenditures.

For the nine months ended October 31, 2018, cash provided by investing activities was $10.2 million, which consisted of proceeds of $40.8 million from maturities and sales of short-term investments, offset in part by $26.7 million used for purchases of short-term investments, $2.4 million used for the acquisition of Voxter and $1.4 million used for capital expenditures.

Financing Activities

For the nine months ended October 31, 2019, cash provided by financing activities was $0.8 million, which consisted of proceeds of $2.7 million from the issuance of common stock related to our ESPP and stock option exercises, offset in part by payments of $1.5 million related to shares repurchased for tax withholdings on vesting of RSUs, as well as payment of $0.4 million in connection with our fiscal 2019 acquisition of Voxter.

During the nine months ended October 31, 2018, cash provided by financing activities was $0.5 million, which consisted of proceeds of $2.8 million from common stock issuances under our employee stock benefit plans, offset by payments of $2.3 million related to shares repurchased for tax withholdings on vesting of RSUs.

Contractual Obligations and Commitments

As of October 31, 2019 and January 31, 2019, non-cancelable purchase commitments with our contract manufacturers totaled approximately $5.4 million and $4.2 million, respectively.

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

Ooma | FY2020 Form 10-Q | 32

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three quarters of fiscal 2020. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2020 Form 10-Q | 34

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

The cloud-based communications and connected services industries are highly competitive and may increase in the future. We face continued competition from the following:

•	Established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•	Other communications companies such as 8x8 Inc., Coredial LLC, Evolve IP LLC, Intermedia.net Inc., RingCentral Inc. and Vonage Holdings Corp;
•	Traditional on-premise, hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc.;
•	Mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and
•

Large internet companies that offer services with features that compete with some of what we offer.  These include Amazon, through its platform and Alexa free calling service, as well as Google through its free calling service, Google Voice, and the Google Home personal assistant device, for which Google launched a free outbound calling service.

All of these companies currently or may in the future host their solutions through the cloud.

We also face competition in the home security market from established providers such as SimpliSafe and ADT, as well as from home security offerings such as Nest Secure and Ring Protect, an Amazon company.

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

Ooma | FY2020 Form 10-Q | 35

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

Ooma | FY2020 Form 10-Q | 36

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

We currently serve the majority of our customers from data center hosting facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

Ooma | FY2020 Form 10-Q | 37

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

Ooma | FY2020 Form 10-Q | 38

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

Ooma | FY2020 Form 10-Q | 39

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

Ooma | FY2020 Form 10-Q | 40

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

Ooma | FY2020 Form 10-Q | 41

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

Ooma | FY2020 Form 10-Q | 42

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

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions;
•	how well we execute on our strategy and operating plans and the impact of changes in our business model that could adversely impact our results of operations and financial condition; and
•	the impact of worldwide economic, industry, and market conditions.

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

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

If additional tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. For example, our product gross margins in recent quarters were negatively impacted by imposed tariffs. On August 23, 2019, the U.S. President announced new and increased tariffs on certain Chinese imported goods beginning September 1, 2019. Such actions subject an even wider range of our products to tariffs and increase existing tariffs on certain of our products, which could negatively impact our gross margins. The U.S. Administration continues to signal that it may increase tariffs on imports from China and to alter trade agreements and terms between China and the United States, which may include limiting trade with China. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the

Ooma | FY2020 Form 10-Q | 43

U.S. federal government recently passed the National Defense Authorization Act for Fiscal Year 2019, which imposes a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. While this ban has no immediate direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly, which may result in higher costs and disruption to our business.

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

Ooma | FY2020 Form 10-Q | 44

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

When we enter into strategic transactions in which we acquire other companies, we cannot guarantee we will be able to successfully integrate the teams, assets or business of these target companies into our business, that we will be able to fully recover the costs of such transactions, that we will retain existing key customer and partner relationships, that we will be successful in leveraging such strategic transactions into increased business for our products, or that we will otherwise be able to achieve the intended results of the acquisitions.

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

Ooma | FY2020 Form 10-Q | 45

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

We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. We cannot assure you that new products, or new features or upgrades to existing products and services, will be released according to schedule, or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenue, higher than expected costs, delay in market acceptance or claims by customers brought against us, all of which could harm our reputation, business, results of operations and financial condition.

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

Our future growth depends on our ability to significantly increase revenue generated from our communications solutions, our Ooma Smart Security services and other connected services. The markets for cloud-based communications, smart security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Smart Security products and services face significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers, such as SimpliSafe and ADT, as well as new market entrants with significantly greater resources than ours, such as Google and its Nest Secure home security system and service. If we fail to create sufficient recognition of the Ooma brand in the smart security market, fail to provide features or benefits in our Smart Security products and services seen as desirable by consumers, or fail to convince consumers of the relative benefits of our Smart Security products and services when compared to those of our competitors, our products and services could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

Ooma | FY2020 Form 10-Q | 46

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

Ooma | FY2020 Form 10-Q | 48

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

Ooma | FY2020 Form 10-Q | 49

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

Our future success depends, in part, on our continued ability to attract and retain highly skilled personnel. We believe there is, and will continue to be, intense competition for highly skilled technical and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other locations, such as Vancouver, Canada and Boca Raton, Florida where we maintain offices. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees or attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations such personnel have been improperly solicited or divulged proprietary or other confidential information.

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

Ooma | FY2020 Form 10-Q | 50

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

Our corporate headquarters, offices and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Ooma | FY2020 Form 10-Q | 51

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

Federal Regulation. Our business is regulated by the FCC. As a communications services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal Universal Service Fund contributions and other regulatory assessments, E‑911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

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

Ooma | FY2020 Form 10-Q | 52

The adoption of additional 911 requirements by the FCC could increase our costs that could make our service more expensive, decrease our profit margins, or both.

The FCC recently adopted additional 911 requirements for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. At present, we have no means to automatically identify the physical location of our customers. These changes to the FCC’s VoIP E‑911 rules may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC’s mandates are unavailable. Our compliance with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

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

Ooma | FY2020 Form 10-Q | 53

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

Ooma | FY2020 Form 10-Q | 54

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

Ooma | FY2020 Form 10-Q | 55

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

Ooma | FY2020 Form 10-Q | 56

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

Ooma | FY2020 Form 10-Q | 57

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

We will cease to be an “emerging growth company” as of January 31, 2021.

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

Ooma | FY2020 Form 10-Q | 58

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

Ooma | FY2020 Form 10-Q | 59

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

We were subject to a securities class action litigation in connection with our initial public offering and may be subject to similar securities litigation in the future.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action (“the Securities Litigation”). See Note 11: Commitments and Contingencies of the notes of our condensed consolidated financial statements for a detailed description of the Securities Litigation. On May 30, 2019, the parties filed with the Court a Stipulation of Settlement, and on October 18, 2019 the Court entered final approval of the settlement. As part of the final settlement approval, the Court dismissed the class action lawsuit with prejudice and the plaintiff released all claims against the Company and all other defendants relating to the allegations in the class action

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5.Other Information.

Effective as of December 1, 2019, we entered into a sublease with Alibaba Group (U.S.) Inc., a Delaware company (the “Sublessor”) for our corporate headquarters located at 525 Almanor Avenue, Sunnyvale, California 94085 (the “2019 Sublease”). This replaced the previous sublease with Fiserv Solutions, LLC which terminated on November 31, 2019 and provides for the leasing of 33,407 rentable square feet (the “Sublease Premises”).

The term of the 2019 Sublease shall expire on January 31, 2022 (the “Expiration Date”), and subject to certain conditions, we have the option to extend the term for a one-year period if the Sublessor does not elect, in its sole and absolute discretion, to occupy the Sublease Premises following the Expiration Date.

The monthly rent payable by us under the 2019 Sublease is as follows:

Month	Monthly Base Rent
Month 1 - Month 12	$175,386.75 per month*
Month 13 - Expiration Date	$180,648.34 per month
Option Term (if applicable)	$186,067.80 per month

* Subject to certain rent abatement.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2020 Form 10-Q | 60

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1 †	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

†	Certain portions of this exhibit have been excluded because they are both not material and would likely cause competitive harm to the Company if publicly disclosed.

Ooma | FY2020 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 6, 2019	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2020 Form 10-Q | 62