Form 10-K
period 2020-01-31
OOMA INC
filed 2020-04-14
CIK 1327688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2019 was approximately $254 million based upon the closing price reported for such date on the New York Stock Exchange.

22.1 million shares of common stock were issued and outstanding as of March 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic;
•	our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•	our estimates of the size of our market opportunity and forecasts of market growth;
•	changes to our business resulting from increased competition or changes in market trends;
•	our ability to develop, launch or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to increase our revenue and our revenue growth rate, anticipate demand for our products, and effectively manage our future growth;
•	our ability to successfully maintain our relationships with our resellers;
•	our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•	our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	government regulation, including compliance with regulatory requirements and changes in market rules, rates and tariffs;
•	our ability to comply with applicable FCC regulations, including those regarding E-911 services;
•	increasing regulation of our services and the imposition of federal, state and municipal sales and use taxes, fees or surcharges on our services;
•	the effects of industry trends on our results of operations;
•	server or system failures that could affect the quality or disrupt the services we provide and our ability to maintain data security;
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

You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements, in particular the substantial risks and uncertainties related to the ongoing COVID-19 pandemic. Such risks and uncertainties include those described throughout this report and particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider all of the information in this Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this filing or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Ooma Premier, Ooma Telo, Ooma Office, Ooma Home, Broadsmart, Talkatone and the Ooma logo referred to or displayed herein are trademarks of Ooma, Inc. and its consolidated subsidiaries.  All other company and product names referred to herein may be trademarks of the respective companies with which they are associated.

PART I

Item 1. Business

Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart cloud-based software-as-a-service (“SaaS”) and unified-communications-as-a-service (“UCaaS”) platforms serve as a communications hub, which offers cloud-based communications solutions, smart security and other connected services. Our business and residential solutions deliver PureVoice high-definition voice quality, advanced functionality and integration with mobile devices, at competitive pricing and value. Our platforms help create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then accelerate growth by offering new and innovative connected services to our user base. Our customers adopt our platforms by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet, and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

Our services run on our unique platforms consisting of four proprietary elements: our multi-tenant cloud service, custom on-premise appliance, mobile applications and end-point devices. Ooma’s cloud provides a high-quality, secure, managed, and reliable connection integrating every element of our platform. Our on-premise appliances incorporate both a custom-designed, Linux-based computer and a high-speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services. Our mobile applications enable customers to access our product features from anywhere, and our end-point devices enable additional functionality and services. Our platforms power all aspects of our business, providing the infrastructure for the communications portion of our business and enabling a number of other current and future productivity, automation, monitoring, safety, security and networking infrastructure applications and services.

We primarily offer our solutions in the U.S. and Canada. We believe that our differentiated platforms and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets, all without significant capital investment or high customer acquisition costs to drive their adoption. We believe that our platforms are particularly well-suited to enable the delivery of connected services because it is always on, monitored and interactive.

We have experienced strong revenue and user growth in recent periods, growing our Ooma Business and Ooma Residential core users from approximately 929,000 as of January 31, 2018 to approximately 1,048,000 as of January 31, 2020, representing growth of approximately 13% over two fiscal years. Our average annual core user churn rate was approximately 11% for the year ended January 31, 2020. Our total revenue was $151.6 million, $129.2 million and $114.5 million in fiscal 2020, 2019 and 2018, respectively. Subscription and services revenue, which primarily includes the recurring portion of our total revenue, has increased as a percentage of our total revenue over the last three years, from approximately 89% in fiscal 2018 to 92% in fiscal 2020. We have continued to make significant investments in our operations, incurring net losses of ($18.8) million, ($14.6) million and ($13.1) million in fiscal 2020, 2019 and 2018, respectively. Our Adjusted Earnings Before Interest Tax and Depreciation and Amortization and other non-GAAP measures (“Adjusted EBITDA”) was $1.0 million, ($1.9) million and ($0.2) million in fiscal 2020, 2019 and 2018, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information, including non-GAAP reconciliations.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters is located in Sunnyvale, California.

Ooma | FY2020 Form 10-K | 2

Our Products and Services

Ooma Business

Small Business Phone Service

Ooma Office is a fully-featured multi-user communications system for small and medium-sized businesses to manage communications in and out of the office with a suite of powerful features at an affordable price. Unlike pure cloud-based phone services that only work with IP phones, our unique hybrid SaaS office platform allows for the use of standard analog phones, mobile phones and fax machines, as well as select IP phones and internet fax. Ooma Office analog desktop extensions work wirelessly with no wiring infrastructure, making setup intuitive and simple for the user to install and manage without assistance from an IT professional.

Ooma Office provides a variety of configurations to meet our customers’ specific needs.  Ooma Office can be configured as a cloud-based phone system using our mobile app to run on the user’s smart phone, or it can employ a variety of IP phones for desktop use, or the customer can choose our on-premise appliance (base unit) and wireless end-point devices (DP1 desk phone or Linx) for simple, wireless installation of desk phones and fax machines to the user’s high-speed internet connection. The user can configure the system online, using the Ooma Office Manager web portal.

Ooma Office provides advanced features including a virtual receptionist, remote extension dialing, call groups, conferencing and music-on-hold, as well as mobility features, such as voicemail forwarding to a designated e-mail address. Our Ooma Office Mobile HD app allows users to make, receive and transfer phone calls, listen to voicemails and manage their Ooma account on the go with any iOS or Android device.

Ooma Office Pro, which we introduced in November 2019, provides a set of premium features that are designed for businesses whose needs are above and beyond our standard service, including call recording, enhanced call blocking, voicemail transcription and support for overhead paging systems.

We also refer to Ooma Office as our Small Business Solution and we may refer to them interchangeably.

Enterprise Communications

Ooma Enterprise is a highly customizable and scalable UCaaS offering that complements our Ooma Office solution and allows us to meet the needs of organizations of all sizes. Ooma Enterprise features include a number of communication/collaboration applications and services across multiple channels, including: mobile and softphone telephony; instant and presence messaging; and multiparty audio conferencing, video conferencing and web conferencing capabilities. Our advanced contact center platform, powered by Talkdesk, can extend contact center functionality across an entire enterprise, including sales. Ooma Enterprise CRM Integration unifies a cloud-based enterprise phone system and hosted call center platform with popular CRM systems including Salesforce and Microsoft Dynamics. Our enterprise network is also globally distributed and kept in sync around the world, allowing users or devices to connect to the facilities closest to them to ensure the most reliable and efficient connectivity.  All functionality on our Enterprise platform is leveraged by an Application Programming Interface (“API”) driven architecture enabling integrations and customization either internally or via third party developers.

Ooma Residential

Home Phone Service

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications, advanced calling features and connected services that are not offered by traditional landlines. Users make a one-time purchase of an Ooma Telo and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number for a one-time fee or to select a new number at no cost. Once set up, users have access to free nationwide calling, international calling with low rates and standard features such as: voicemail, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home.

Ooma Telo 4G provides a home phone and internet service that runs on a high-speed wireless LTE network. The Ooma Telo 4G combines the Ooma Telo base station with the Ooma 4G Adapter and battery back-up to deliver an always-on home phone solution with all of the advanced features provided by our unique cloud-based residential platform.

Ooma Telo Air is an Ooma Telo with built-in Wi-Fi and Bluetooth connectivity that connects to the Internet wirelessly using the home’s Wi-Fi network and can be paired with mobile phones to answer incoming mobile calls from any phone in the home.

Ooma | FY2020 Form 10-K | 3

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

Our residential platform enables an ecosystem for connected services by integrating with other automation solutions. For example, we have integrated Ooma Telo with products from Amazon including the Amazon Echo, Amazon Echo Connect and other products enabled with Amazon Alexa voice service, and a variety of products integrated through the If-This-Then-That platform (“IFTTT”). By combining Ooma’s communications intelligence with these products’ functions, we enable innovative and valuable features.

Smart Security

Ooma Smart Security is an innovative security and monitoring platform that utilizes the Ooma Telo device to provide do-it-yourself home security and awareness through a range of sensors including door/window, motion, garage door, water, siren, smoke and keypad. Ooma Smart Security also offers professional monitoring in most U.S. states, remote 911 – the ability to call your home’s local emergency service from anywhere in the world – as well as multi-user geofencing capabilities to automatically arm and disarm the security system. Our smart security platform offers activity alerts via phone call, text, email and in-app notifications. The Ooma Smart Security app is the interface through which users interact with the system to pair sensors, toggle between home, away and vacation modes, check activity logs and manage and receive notifications.

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

Ooma | FY2020 Form 10-K | 4

Sales and Marketing

Our sales and marketing objective is to grow our customer base, and sell to our existing customers additional services using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost. Our sales and marketing expenses were $50.5 million, $40.8 million and $37.3 million in fiscal 2020, 2019 and 2018, respectively.

Marketing and Advertising

Online. We use online marketing including search engine marketing, search engine optimization, online video, digital display advertising and social media to attract customers as they do online research for the products and services we offer. We continue to reach out to our prospect leads over time using e-mail and telemarketing until they purchase or the lead is retired.

Traditional. We use television and radio advertising to build awareness and interest for our products and services, which benefits both Ooma Business and Ooma Residential. We believe that television advertising provides an opportunity to build the Ooma brand cost-effectively, educate prospects on Ooma’s unique combination of quality and value, and capture prospects’ attention. Small businesses and consumers who see our television ads are directed to our web site, our inbound sales personnel, and/or to key retail partners. Radio is used in a highly targeted manner primarily to reach small business owners and decision makers as they commute to and from their workplace.

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

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart and others. No single customer accounted for 10% or more of our total revenue for fiscal 2020, 2019 and 2018.

Our service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual and multi-year subscriptions. Products are generally shipped and billed shortly after receipt of an order. We do not believe that our product backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as such orders may be rescheduled or cancelled without penalty prior to shipment. The majority of our product revenue comes from orders that are received and shipped in the same quarter.

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

We maintain two customer contact centers: one operated by us in Newark, California, which primarily supports our small business customers, and the other operated by a third-party provider in Manila, Philippines, which primarily supports our residential customers. In addition, our offices located in Vancouver, British Columbia and Boca Raton, Florida support our enterprise customers. We utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials and e-mail.

Ooma | FY2020 Form 10-K | 5

Engineering, Research and Development

We take an integrated approach to the development of our technology. Our extensive engineering resources span both hardware and software and our business scope encompasses the entire platform from user devices such as handsets to cloud infrastructure, giving us the ability to create unique features and services for our customers. We believe our integrated engineering and business strategy is a significant competitive advantage and makes it feasible for us to leverage our platforms to deliver a broad range of productivity, automation and infrastructure connected services.

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and manages all aspects of our solutions, we are able to offer an integrated solution that works seamlessly between software and hardware and respond to customer feedback to add in additional features and services that work across our platforms. Our team consists of a core set of engineers located primarily in the San Francisco Bay Area, augmented by development teams in a number of international locations.

Our research and development expenses were $37.8 million, $33.9 million and $29.3 million in fiscal 2020, 2019 and 2018, respectively.

Cloud Infrastructure

Our multi-tenant cloud infrastructure provides a high-quality, secure, managed and reliable suite of services integrating all elements of our platforms. We have built a proprietary cloud in order to optimize quality of service, reliability and security, which are essential elements of our communications solutions. Our cloud simplifies the task of offering new services, and provides consistent performance and economies of scale for all of our connected services. Ooma’s key cloud capabilities include: telecommunications, custom hosted services, interconnections to third party services (cloud-to-cloud), on-premise appliance management, remote diagnostics support and billing.

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

Operations and Manufacturing

We currently serve the majority of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

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

Ooma | FY2020 Form 10-K | 6

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

We believe that we compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•	Established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•	Other cloud-based communications companies such as 8x8 Inc., Coredial LLC, Evolve IP LLC, Intermedia.net Inc., RingCentral Inc., Vonage Holdings Corp and Dialpad Inc;
•	Traditional on-premise, hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc.;
•	Mobile communications app companies providing “over-the-top” solutions, such as LINE Corporation, Pinger Inc., Viber (Rakuten, Inc.) and WhatsApp Inc.; and
•

Large internet companies offer services with features that compete with some of what we offer. These include Amazon, through its platform and Alexa free calling service, as well as Google through its free calling service, Google Voice, and the Google Home personal assistant device, for which Google launched a free outbound calling service.

All of these companies currently or may in the future host their solutions through the cloud. We also face competition in the home security market from several established providers.

Ooma | FY2020 Form 10-K | 7

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

As of January 31, 2020, we had 22 issued patents and 16 patent applications pending in the U.S. and 8 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2030 and 2036. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Despite the foregoing protections, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop products and services with the same functionality as ours. Policing unauthorized use of our technology and intellectual property rights is difficult and enforcing our intellectual property rights is expensive and uncertain.

Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

Employees and Contractors

As of January 31, 2020, we had 848 full-time employees and third-party contractors. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages and we believe that our employee relations are good.

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

Ooma | FY2020 Form 10-K | 8

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

See “Risks Related to Federal, State and International Regulation” in Item 1A. Risk Factors below for more information.

Available Information

Our headquarters are located at 525 Almanor Avenue Suite 200, Sunnyvale, California 94085, and our telephone number is (650) 566-6600. Our corporate website address is www.ooma.com. We use the Investor Relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including news releases, analyst presentations, financial information and corporate governance practices. Our filings with the SEC such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are posted on our website and available free of charge as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Ooma | FY2020 Form 10-K | 9

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

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic could materially impact our business in a number of ways. Many state governments in the U.S. have issued “shelter in place” or “stay at home” orders that generally require residents remain in their homes, subject to certain exceptions for essential services. For example, in California, where our corporate headquarters, local sales office and warehouse are located, a “stay at home” order is currently in effect that requires the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Additional states may implement similar orders, if they have not already done so. We cannot anticipate the extent to which the pandemic and government mandates will affect our operations.

The pandemic has impacted, and could continue to impact, our global supply chain network and cause extended shutdowns of businesses. In addition, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business.  Given that a significant portion of our revenues today come from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Furthermore, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, could also increase as a result of the effects of the pandemic such as increased price competition or a reduction in customer spending. Current or potential customers may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth.  We expect traditional “brick-and-mortar” retailers to reduce purchase orders for our products as retailers shift focus to online channels, and we also expect reduced foot traffic in their stores to negatively affect sales.

Although on March 27, 2020, the U.S. President signed into law the Coronavirus Aid, Relief and Economic Security Act, which contains provisions intended to mitigate the adverse macroeconomic effects of the pandemic, we cannot assure you that this legislation, or any other subsequent legislation intended to provide financial relief or assistance, would be effective or mitigate the risks that we face. The pandemic, the effects of which are rapidly evolving and highly unpredictable, may result in a severe and prolonged global economic downturn. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract new users of our services on a cost-effective basis, including as a result of the COVID-19 pandemic, our business will be materially and adversely affected.

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

Ooma | FY2020 Form 10-K | 10

We market our products and services principally to businesses and households. Some of these business customers and consumers tend to be less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional communications services such as telephone, fax and e-mail, these customers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. In addition, factors such as the ongoing COVID-19 pandemic could cause these customers to delay or cancel buying decisions. If these customers choose not to adopt our services, our ability to grow our business will be limited.

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

Our customers generally do not have long-term contracts with us and may terminate their subscription for our service in most cases without penalty or early termination charges. We cannot accurately predict our customer churn. Our Ooma Residential customers subscribing to Premium Services have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. Our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

The cloud-based communications and connected services industries are highly competitive and may increase in the future. We face continued competition from established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc; traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, as well as certain other communications companies. All of these companies currently or may in the future host their solutions through the cloud.

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

Ooma | FY2020 Form 10-K | 11

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

We depend on a sole supplier to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily contract with manufacturers in China to produce our on-premise appliances and end-point devices and our results of operations could be affected by slowdowns in manufacturing due to external factors such as the spread of the COVID-19 pandemic. We also contract with a manufacturer in Israel to produce components of our smart security solutions. We currently do not have long-term contracts with these vendors and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the supplier of such components could cause our business to suffer as we identify alternative sources of components. For example, public health crises, such as the COVID-19 pandemic, or the occurrence of other events outside our control, such as natural disasters, could impact our suppliers’ facilities and component providers, many of which are located in China, Japan, South Korea and other countries.  If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

Ooma | FY2020 Form 10-K | 12

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. Equinix, Inc. and others provide data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Bandwidth.com, Inteliquent and others provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our primary provider of 911 services. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Because our technology platforms are complex, incorporates a variety of new computer hardware, and the platforms continue to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. Furthermore, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

We currently serve the majority of our customers from data centers located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

Ooma | FY2020 Form 10-K | 13

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, due to shelter in place orders issued in connection with the COVID-19 pandemic, many of our technical specialists tasked with managing disruptions are operating under work-from-home arrangements, which could increase the time necessary to remedy service outages. Even with the disaster recovery arrangements that we have in place, our service could be interrupted. Any defects in, or unavailability of, the components of our platforms that cause interruptions of our services could, among other things: cause a reduction in revenue or a delay in market acceptance of our services; require us to issue refunds to our customers or expose us to claims for damages; cause us to lose existing customers and make it more difficult to attract new customers; divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation; increase our technical support costs; and harm our reputation and brand.

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

Ooma | FY2020 Form 10-K | 14

We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

Any system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers' CPNI could result in significant liability to us. Such failure or breach could cause our service to be perceived as not being secure, subject us to regulatory requirements such as FCC notification, result in significant monetary costs, such as fines, legal fees and expenditures to improve and enhance our security measures, cause considerable harm to us and our reputation (including requiring notification to customers, regulators or the media) and deter current and potential customers from using our services. Additionally, we could incur significant costs, both monetary and with respect to management's time and attention, to investigate and remediate a data security breach. Because our onboarding and billing functions are conducted primarily through a single data center, any security breach in that data center may cause an interruption in our business operations.  If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses' needs, our business and our financial results could be harmed. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Ooma | FY2020 Form 10-K | 15

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

Ooma | FY2020 Form 10-K | 16

Our limited history operating our business at its current scale makes it difficult to evaluate our current business and future prospects, which may increase the risk of investing in our stock

We became a public company following our initial public offering or, IPO, in July 2015 and our business has experienced significant growth in recent fiscal years. Total revenue for fiscal 2020 was $151.6 million, up 17% year-over-year. Because we have only a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We have encountered and expect to continue encountering risks and uncertainties frequently experienced by growing companies in rapidly changing markets. If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer. Any success we may experience in the future will depend, in large part, on our ability to, among other things:

•	retain and expand our customer base;
•	increase revenue from existing customers as they add users and, in the future, purchase additional functionalities and premium service subscriptions;
•	successfully acquire customers on a cost-effective basis;
•	improve the performance and capabilities of our services, applications, and hardware through research and development;
•	successfully expand our business domestically and internationally;
•	successfully compete in our markets;
•	our ability to effectively manage any disruptions to our business and sales efforts and/or any negative impact to our financial performance caused by the COVID-19 pandemic;
•	continue to innovate and expand our service offerings;
•	continue our relationships with strategic partners and our reseller partners;
•	continue our relationships with our current retail partners and develop relationships with additional retail partners;
•	continue our relationships with our digital marketing agency partners, advertising agencies and digital advertising networks;
•	continue our relationships with third-party vendors that enable our solutions;
•	successfully protect our intellectual property and defend against intellectual property infringement claims;
•	generate leads and convert potential customers into paying customers;
•	maintain and enhance our third-party data center hosting facilities to minimize interruptions in the use of our services;
•	determine appropriate prices for the marketplace; and
•	hire, integrate and retain professional and technical talent.

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $18.8 million in fiscal 2020. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. We used cash in operations of $7.6 million for fiscal 2020 and may continue to have negative operating cash flow in the future as a result of our increased expenditures. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

Ooma | FY2020 Form 10-K | 17

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

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service and were able to restore service without incurring material expenses. Outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

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

Ooma | FY2020 Form 10-K | 18

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

In December 2017, the FCC largely reversed the existing net neutrality rules, including the classification of broadband Internet service as a telecommunications service subject to certain common carrier regulations. This FCC order is the subject of pending legal challenges. In addition, in January 2018, the FCC reclassified broadband internet access as an “information service” that is not subject to the “net neutrality” rules. This order was affirmed by a federal three-judge panel, although certain parties have requested rehearing by the full court.

Also, a number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC orders or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. The FCC’s orders could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services, by increasing the costs of services we purchase or by creating tiers of internet access service and by either charging us for or prohibiting us from being available through these tiers, and we cannot predict the impact of these events upon our business and results of operations.

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
•

quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics, including the COVID-19 pandemic;

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions;

Ooma | FY2020 Form 10-K | 19

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

If additional tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. For example, our product gross margins in recent quarters were negatively impacted by imposed tariffs. On August 23, 2019, the U.S. President announced new and increased tariffs on certain Chinese imported goods beginning September 1, 2019. Such actions subject an even wider range of our products to tariffs and increase existing tariffs on certain of our products, which could negatively impact our gross margins. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed certain other related tariffs, we cannot assure you that the U.S. Administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. federal government passed the National Defense Authorization Act for Fiscal Year 2019, which imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. While this ban has no immediate direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly, which may result in higher costs and disruption to our business.

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

A significant portion of our revenues today come from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have more limited financial resources than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Ooma | FY2020 Form 10-K | 20

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

Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services, including any disruptions caused by the ongoing COVID-19 pandemic, could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. Any debt financing we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and the trading price of our common stock would likely decline. Additionally, any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline.

Ooma | FY2020 Form 10-K | 21

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new products, services or applications on a timely and cost-effective basis in order to remain competitive.

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. We derived approximately 58% of our revenue from Ooma Residential for fiscal 2020 and expect it will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Our future growth in the small and medium-sized business and enterprise markets depends on the continued use of voice communications by businesses, as compared to e-mail and other data-based methods. A decline in the overall rate of voice communications by businesses would harm our business. Furthermore, our continued growth depends on future demand for and adoption of internet voice communications systems and services and on future demand for connected communications services. Although the number of broadband subscribers worldwide has grown significantly in recent years, only a small percentage of businesses have adopted internet voice communications services to date. For demand and adoption of internet voice communications services by businesses to increase, internet voice communications networks must improve the quality of their service for real-time communications by managing the effects of and reducing packet loss, packet delay, and packet jitter, as well as unreliable bandwidth, so that high-quality service can be consistently provided. Additionally, the cost and feature benefits of internet voice communications must be sufficient to cause customers to switch from traditional phone service providers. We must devote substantial resources to educate

Ooma | FY2020 Form 10-K | 22

potential customers about the benefits of internet voice communications solutions, in general, and of our services in particular. If any or all of these factors fail to occur, our business may be materially and adversely affected.

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

Our mobile platform, available to any consumer with a Wi-Fi or cellular data connected mobile device, operates in a market that is fragmented and where it is difficult to gain consumer awareness. Many of our competitors in this market have been able to establish a significant user base and reputation in the market, which may make it more difficult for our products to be adopted. Furthermore, as new mobile devices are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. Additionally, our competitors may allocate additional resources to marketing and promotion of their products, making it even more difficult to be noticed. It is also unclear how the adoption of “over-the-top” based communications will continue to grow. If the number of consumers using “over-the-top” based communications stagnates or declines, such movement may result in an intensified competition for consumers in this space.

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

Ooma | FY2020 Form 10-K | 23

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

Ooma | FY2020 Form 10-K | 24

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

Ooma | FY2020 Form 10-K | 25

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

Ooma | FY2020 Form 10-K | 26

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

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we have expanded operations outside North America as we ramp up to provide services in certain countries internationally. For example, our subsidiary Voxter Communications, Inc. (“Voxter”) operates in Canada, and its customers have operations in Canada and certain other countries outside of the U.S. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our international expansion efforts may not be successful. In addition, we will face risks in doing business internationally that could materially and adversely affect our business, including:

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

Ooma | FY2020 Form 10-K | 27

•

public health crises, such as the COVID-19 pandemic, could cause a slowdown in the global economy and demand for our products and services and limit the ability of our field sales teams to conduct sales efforts;

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

Catastrophic events or political instability could disrupt and cause harm to our business, operating results, or financial condition.

Our corporate headquarters, offices and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics (including the ongoing COVID-19 pandemic, which has disrupted and is expected to continue to disrupt our operations, including our sales activities), cyber-attack, war, political unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

As of January 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $121.5 million and $70.6 million, respectively, available to offset future taxable income, which will begin to expire in 2030 if not utilized. We also have federal and research and development tax credit carryforwards that will begin to expire in 2030 and California research and development tax credit carryforwards with no expiration date.  Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of

Ooma | FY2020 Form 10-K | 28

our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Risks Related to Federal, State and International Regulation

Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation. Our business is regulated by the FCC. As a communication services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal USF contributions and other regulatory assessments, E‑911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

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

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, on December 31, 2019, President Trump signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (TRACED Act), which requires the FCC to implement regulations for interconnected VoIP providers to implement the “STIR/SHAKEN” framework to authenticate caller-ID information. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Additionally, as a VoIP provider we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

Ooma | FY2020 Form 10-K | 29

We may not be able to comply with FCC rules governing completion of calls to rural areas and related reporting requirements.

In April 2018, the FCC adopted rules governing the completion of calls to rural areas and related reporting requirements.  The new rules retain the existing rural call completion data recording and retention requirements on VoIP providers like us, but dropped the related reporting requirements. These new rules require us to monitor the performance of our intermediate providers – telecom companies we use to help complete telephone calls to rural areas and take steps to prevent rural call completion problems that may be caused by our intermediate providers, such as persistent low answer or completion rates, unexplained anomalies in performance, or repeated complaints to the FCC. Under certain circumstances, if our routing choices, meaning the intermediate providers we chose to help us complete calls to rural areas, result in lower quality service, we may be held liable for the actions taken by our intermediate providers. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

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

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs, including the manner in which companies, like us, contribute to the federal USF program, and whether non-interconnected VoIP providers, texting providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that increase our contribution burden, we will either need to raise the amount we currently collect from our customers to cover this obligation or absorb the costs, which would reduce our profit margins. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We currently charge our customers certain fees and other surcharges, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

Ooma | FY2020 Form 10-K | 30

Our products must comply with industry standards, FCC regulations, state, local, country‑specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our unique hybrid SaaS connectivity platforms rely on communication standards such as SIP, SRTP and network standards such as TCP/IP and UDP to interoperate with other vendors’ equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application and about the definition of the standards themselves. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories, as well as similar regulations and standards applicable in other countries. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

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

For example, in the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action. Within the EU, strict laws already apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities.  Furthermore, the California Consumer Privacy Act became effective on January 1, 2020 and regulates the processing of personal data, which could result in civil penalties for violations.

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

Ooma | FY2020 Form 10-K | 31

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

Ooma | FY2020 Form 10-K | 32

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

Ooma | FY2020 Form 10-K | 33

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

Our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting as of January 31, 2021, which is the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”); see below. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

Ooma | FY2020 Form 10-K | 34

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

Ooma | FY2020 Form 10-K | 35

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the factors described in this “Risk Factors” section or otherwise, and other factors beyond our control, such as fluctuations in the valuations of companies perceived by investors to be comparable to us. In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In the past, many companies that have experienced volatility in their stock price have become subject to securities class action litigation. We have been subject to this type of litigation in the past and may continue to be a target in the future. Securities litigation against us has resulted and could result in substantial costs and has and would divert our management’s attention from other business concerns, any of which could harm our business.

If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention.

Ooma | FY2020 Form 10-K | 36

We were subject to a securities class action litigation in connection with our initial public offering and may be subject to similar securities litigation in the future.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action. On May 30, 2019, the parties filed with the Court a Stipulation of Settlement, and on October 18, 2019, the Court entered final approval of the settlement. As part of the final settlement approval, the Court dismissed the class action lawsuit with prejudice and the plaintiff released all claims against the Company and all other defendants relating to the allegations in the class action.

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

In addition, we lease space from third-party data centers under co-location agreements in Northern California, Texas and Virginia that support our cloud infrastructure.

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

Ooma | FY2020 Form 10-K | 37

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of January 31, 2020, there were approximately 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph.  The following graph compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The period shown commences on July 17, 2015, our initial public offering date, and ends on January 31, 2020, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on July 17, 2015 in our common stock, the NASDAQ Telecommunications Index and the NYSE. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our common stock.

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

Sales of Unregistered Securities. In accordance with the terms of a share purchase agreement, between us and Voxter Communications, on March 12, 2018, we issued 35,513 shares of our common stock to the former shareholders of Voxter Communications for an aggregate offering price of $0.4 million. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (Securities Act) as all shares were issued in offshore transactions and no directed selling efforts were made in the United States by us as the issuer, a distributor, or any affiliates or other person acting on our behalf.  All such shares were issued with a restrictive legend and may only be resold pursuant the resale restrictions set forth in Regulation S and/or Rule 144 under the Securities Act

Use of Proceeds. Not applicable.

Ooma | FY2020 Form 10-K | 38

ITEM 6. Selected Consolidated Financial Data

The information set forth below for the five years ended January 31, 2020 is not necessarily indicative of results of future operations, and should be read in conjunction with MD&A and the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K (in thousands, except share and per share data):

Consolidated Statement of Operations Data:

	Fiscal Year Ended January 31,
	2020	2019	2018	2017	2016
Revenue	$151,593	$129,231	$114,490	$104,524	$88,775
Gross margin	$89,381	$76,491	$68,092	$59,329	$46,910
Net loss	$(18,801)	$(14,572)	$(13,121)	$(12,949)	$(14,052)
Basic and diluted net loss per share	$(0.89)	$(0.74)	$(0.71)	$(0.74)	$(1.38)
Weighted-average common shares outstanding	21,051,039	19,799,781	18,570,128	17,490,448	10,173,095

Consolidated Balance Sheet Data:

	As of January 31,
	2020	2019	2018	2017	2016
Cash, cash equivalents and short-term investments	$26,064	$42,623	$51,790	$53,201	$55,404
Working capital	$1,144	$17,191	$29,338	$34,299	$35,891
Total assets	$80,611	$78,388	$73,431	$73,338	$76,536
Deferred revenue, current and non-current	$15,971	$15,750	$15,984	$16,030	$15,072
Total liabilities	$52,196	$45,341	$36,363	$33,518	$33,646
Total stockholders' equity	$28,415	$33,047	$37,068	$39,820	$42,890

The consolidated balance sheet data as of January 31, 2020 reflects the prospective adoption of Topic 842, Leases. The consolidated statement of operations data for fiscal 2020 and 2019 and the consolidated balance sheet data as of January 31, 2020 and 2019 reflect the modified retrospective adoption of Topic 606, Revenue from Contracts with Customers. Comparative prior period amounts have not been adjusted for Topics 842 and 606 and continue to be reported under the historic accounting standards in effect for the periods presented. (See Note 2: Significant Accounting Policies in the notes to the consolidated financial statements.)

Ooma | FY2020 Form 10-K | 39

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2020 as fiscal 2020, our fiscal year ended January 31, 2019 as fiscal 2019 and our fiscal year ended January 31, 2018 as fiscal 2018. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2020 and 2019 items and year-to-year comparisons between fiscal 2020 and 2019. Discussion regarding our financial condition and results of operations for fiscal 2019 as compared to 2018 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC on April 3, 2019.

Executive Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart cloud-based SaaS and UCaaS platforms serve as a communications hub, which offers cloud-based communications solutions, smart security and other connected services. Our business and residential solutions deliver our proprietary PureVoice high-definition voice quality, advanced functionality and integration with mobile devices, at competitive pricing and value. Our platforms help create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then accelerate growth by offering new and innovative connected services to our user base. Our customers adopt our platforms by making a one-time purchase or rental of one of our on-premise appliances, connecting the appliance to the internet, and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

We generate subscription and services revenue by selling subscriptions and other services for our communications services, as well as other connected services. We generate our product and other revenue from the sale of our on-premise appliances and our end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service. We primarily offer our solutions in the U.S. and Canada.

In May 2019, we acquired Broadsmart Global, Inc. (“Broadsmart”), a provider of cloud-based UCaaS solutions for a gross purchase price of $7.7 million. Broadsmart is expected to provide scale for our Ooma Office and Ooma Enterprise platforms, which aligns with our overall enterprise growth strategy. (See Note 12: Business Acquisitions in the notes to the consolidated financial statements.)

We refer to Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our Smart Security solutions.

See Item 1. Business above for additional information regarding our business, products and services, competitive market and regulatory matters.

Ooma | FY2020 Form 10-K | 40

Fiscal 2020 Financial Performance

•

Total revenue was $151.6 million, up 17% year-over-year, primarily driven by the growth of Ooma Business. We have grown our core users 13% from approximately 929,000 as of January 31, 2018 to approximately 1,048,000 as of January 31, 2020.

•

Subscription and services revenue has increased as a percentage of our total revenue over the last three years, from approximately 89% in fiscal 2018 to 92% in fiscal 2020. We expect subscription and services revenue to continue to increase for the foreseeable future.

•	Subscription and services revenue from Ooma Business and Ooma Residential grew 61% and 4% year-over-year, respectively.
•	Total gross margin was 59%, comparable to 59% in fiscal 2019 and 2018.
•

Net loss was $18.8 million, compared to losses of $14.6 million in fiscal 2019 and $13.1 million in fiscal 2018, reflecting continued investments in operations and $3.1 million in total restructuring charges associated with the discontinuation of Ooma Smart Cam in October 2019 and a small reduction-in-force.

•	Non-GAAP net loss was $0.7 million, compared to losses of $3.0 million in fiscal 2019 and $1.6 million fiscal 2018.
•	Adjusted EBITDA was $1.0 million, compared to ($1.9) million in fiscal 2019 and ($0.2) million in fiscal 2018.
•

As of January 31, 2020, we had total cash, cash equivalents and short-term investments of $26.1 million, compared to $42.6 million as of January 31, 2019. Cash usage reflects our investments in operating expenses to execute on our growth initiatives.

Key Factors Affecting Our Performance

Our historical financial performance and key business metrics have been, and we expect that our financial performance and key business metrics in the future will be, primarily driven by the following factors.

Core user growth. Our growth in the number of core users, a key business metric defined below, is a key indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue, especially Ooma Business.

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Business customers than Ooma Residential customers, which is driven in part by the failure rate of small businesses. Accordingly, we expect that our overall core user churn rate will increase as sales of our business products increase relative to sales of residential products.

Growth in additional services. We believe that there is significant opportunity for us to increase the additional subscription and services that our customers purchase from us in both the business and residential markets. Customers who purchase additional subscription and services from us generate more value to Ooma over the life of our customer relationship. In order to drive adoption of additional services, we will need to continue to enhance our existing solutions and develop new connected services. For example, we continue to invest in Ooma Business to launch additional features.

Investing in long-term revenue growth. We believe that our total addressable market opportunity is large and we intend to continue investing in sales and marketing to grow our user base. However, we expect the markets in which we conduct our business will remain highly competitive. We recently entered the home security market and face significant competition from incumbent providers promoting their own offerings. We also expect to continue investing in research and development to enhance our platforms and develop additional connected services. We may evaluate additional possible acquisitions of businesses, products and technologies that are complementary to our business.

Looking Ahead to Fiscal 2021. In the year ahead, we plan to continue to execute on our growth initiatives and drive long-term revenue growth. However, the extent of the recent COVID-19 pandemic and its impact on our operations is uncertain. A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further impact our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which would materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Item 1A.

Ooma | FY2020 Form 10-K | 41

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. The following table sets forth our key metrics for each of the periods indicated (in thousands, except percentages):

	As of January 31,
	2020	2019	2018
Core users	1,048	976	929
Annualized exit recurring revenue (AERR)	$143,190	$119,102	$102,992
Net dollar subscription retention rate	100%	99%	101%
Adjusted EBITDA	$966	$(1,859)	$(217)

Core Users increased 7% year-over-year, which was primarily driven by growth in business users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue grew 20% year-over-year due to an increase in the average revenue per core user, which was largely driven by an increase in business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue (excluding Talkatone revenue) by the average number of core users each quarter, and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR.

Net Dollar Subscription Retention Rate was 100% for fiscal 2020, driven by growth in average revenue per user and retention rate. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base. It measures the percentage year-over-year change in our recurring subscription revenue per core user (excluding Talkatone revenue), which is then adjusted by factoring in the percentage of our core users we have retained during the same period. Our net dollar subscription retention rate is affected by changes in average amounts that our core users pay to us, fluctuations in the number of our core users, and our core user churn rate.

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

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and

Ooma | FY2020 Form 10-K | 42

related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business. (See Note 15: Restructuring Charges in the notes to the consolidated financial statements.)

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
GAAP net loss	$(18,801)	$(14,572)	$(13,121)
Reconciling items:
Interest and other income, net	(780)	(830)	(603)
Income tax benefit	(130)	(384)	—
Depreciation and amortization of capital expenditures	2,548	2,269	1,958
Stock-based compensation and related taxes	13,149	10,695	11,118
Restructuring charges	3,085	—	—
Amortization of acquired intangible assets and acquisition-related costs	1,289	821	431
Litigation costs	606	142	—
Adjusted EBITDA	$966	$(1,859)	$(217)

Ooma | FY2020 Form 10-K | 43

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application, prepaid international calls and installation-related services. We expect our subscription and services revenue to grow as we expand our core user base, driven primarily by growth in Ooma Business.

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers, and to a lesser extent from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Business or Residential. We expect our product and other revenue to slightly decline on a year-over-year basis.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, Federal USF contributions, credit card processing fees, costs to maintain third-party data centers, including co-location fees for the right to place our servers in third-party data centers, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support, and allocated costs of facilities and information technology.

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise appliances and end-point devices, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipping and handling costs, and allocated costs of facilities and information technology.

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges, and changes in our headcount. We expect our subscription and services gross margin to increase over the long-term, primarily as we get scale efficiencies and as our business revenue becomes a larger portion of total subscription revenue.

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped during a period as compared to the direct costs of production and relatively fixed personnel costs incurred during the period, as well as potential changes in tariffs imposed on imported product. We sell our on-premise appliances at an aggressive price point to facilitate the adoption of our platforms and services. We expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, allocated costs of facilities and information technology, software tools and product certification. We expect our research and development expenses to decrease in both absolute dollars and as a percentage of revenue in the short-term.

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

Ooma | FY2020 Form 10-K | 44

Consolidated Results of Operations

The tables in this section set forth selected consolidated statements of operations data for each of the periods indicated (dollars in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription and services	$139,499	$116,429	$101,999
Product and other	12,094	12,802	12,491
Total revenue	151,593	129,231	114,490

Cost of revenue:
Subscription and services	43,748	36,108	31,406
Product and other	18,464	16,632	14,992
Total cost of revenue	62,212	52,740	46,398
Gross profit	89,381	76,491	68,092

Operating expenses:
Sales and marketing	50,497	40,761	37,302
Research and development	37,770	33,903	29,328
General and administrative	20,825	17,613	15,186
Total operating expenses	109,092	92,277	81,816
Loss from operations	(19,711)	(15,786)	(13,724)
Interest and other income, net	780	830	603
Loss before income taxes	(18,931)	(14,956)	(13,121)
Income tax benefit	130	384	—
Net loss	$(18,801)	$(14,572)	$(13,121)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Cost of revenue	$1,311	$957	$1,129
Sales and marketing	2,004	1,501	1,857
Research and development	4,773	3,906	4,046
General and administrative	5,061	4,331	4,086
Total stock-based compensation and related taxes	$13,149	$10,695	$11,118

Ooma | FY2020 Form 10-K | 45

Revenue

	Fiscal Year Ended January 31,			Change
	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Revenue:
Subscription and services	$139,499	$116,429	$101,999	$23,070	20%	$14,430	14%
Product and other	12,094	12,802	12,491	(708)	(6)%	311	2%
Total revenue	$151,593	$129,231	$114,490	$22,362	17%	$14,741	13%
Percentage of revenue:
Subscription and services	92%	90%	89%
Product and other	8%	10%	11%
Total	100%	100%	100%

Fiscal 2020 Compared to Fiscal 2019

We derived approximately 58% and 68% of our total revenue from Ooma Residential and approximately 39% and 28% from Ooma Business in fiscal 2020 and 2019, respectively.

Subscription and services revenue increased $23.1 million or 20% year-over-year, primarily driven by a 7% increase in our core users and an increase in the average revenue per user associated with the growth of Ooma Business. Year-over-year revenue growth reflected a combined 21% increase in subscription and services revenue from Ooma Business and Ooma Residential that was offset in part by a decline in revenue from Talkatone.

Product and other revenue decreased $0.7 million or 6% year-over-year, primarily driven by a decline in sales of Ooma Residential accessories, reflecting the discontinuation of Smart Cam in the third quarter of fiscal 2020, that was offset in part by growth in Ooma Business products.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Cost of revenue:
Subscription and services	$43,748	$36,108	$31,406	$7,640	21%	$4,702	15%
Product and other	18,464	16,632	14,992	1,832	11%	1,640	11%
Total cost of revenue	$62,212	$52,740	$46,398	$9,472	18%	$6,342	14%
Gross margin:
Subscription and services	69%	69%	69%
Product and other	(53)%	(30)%	(20)%
Total	59%	59%	59%

Fiscal 2020 Compared to Fiscal 2019

Subscription and services gross margin of 69% was flat year-over-year. Cost of subscription and services revenue for fiscal 2020 increased $7.6 million or 21% year-over-year, primarily driven by a $3.5 million increase in employee and consultant related costs, including travel and customer installation-related costs, as well as a $3.3 million increase in telecom and network infrastructure costs, a $0.3 million increase in credit card processing fees and increases in other expenses. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and acquisition-related growth of our business.

Product and other revenue gross margin of negative 53% decreased year-over-year from negative 30% due to restructuring charges of $2.1 million for excess inventory, non-cancelable purchase commitments and impaired intangible assets related to the discontinuation of Ooma Smart Cam in October 2019.

Ooma | FY2020 Form 10-K | 46

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Sales and marketing	$50,497	$40,761	$37,302	$9,736	24%	$3,459	9%
Research and development	37,770	33,903	29,328	3,867	11%	4,575	16%
General and administrative	20,825	17,613	15,186	3,212	18%	2,427	16%
Total operating expenses	$109,092	$92,277	$81,816	$16,815	18%	$10,461	13%

Fiscal 2020 Compared to Fiscal 2019

Sales and Marketing. Sales and marketing expenses for fiscal 2020 increased $9.7 million or 24% year-over-year, primarily due to a $4.5 million increase in employee and consultant related costs, driven by higher headcount, as well as a $3.0 million increase in commissions expense, a $0.7 million increase in marketing activities and a $0.6 million increase in intangible amortization associated with acquired Broadsmart customer relationships. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and Development.  Research and development expenses for fiscal 2020 increased $3.9 million or 11% year-over-year, primarily due to a $2.5 million increase in employee and consultant related costs, driven by higher headcount, a $0.6 million increase in non-recurring engineering and license costs, and $0.6 million incurred for severance and other charges associated with our October 2019 restructuring actions.

General and Administrative. General and administrative expenses for fiscal 2020 increased $3.2 million or 18% year-over-year, primarily reflecting a $1.6 million increase in employee and consultant related costs, driven by higher headcount, as well as a $0.8 million increase in litigation costs and a $0.2 million increase in software and license fees. The increase in litigation costs were primarily driven by legal proceedings that are not representative of the ordinary course of our business.

Income Taxes

We recorded an income tax benefit of $0.1 million and $0.4 million for fiscal years 2020 and 2019, respectively, primarily associated with our acquisition of Voxter. We did not record a provision or benefit for income taxes in fiscal year 2018. We continue to maintain a full valuation allowance against our deferred tax assets. See Note 10: Income Taxes in the notes to our consolidated financial statements.

Ooma | FY2020 Form 10-K | 47

Non-GAAP Financial Measures

In addition to disclosing financial measures prepared in accordance with GAAP, this Form 10-K contains certain non-GAAP financial measures, including non-GAAP net loss and Adjusted EBITDA (see above). These non-GAAP financial measures exclude non-cash stock-based compensation expense and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

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

For additional information and reconciliations of our Adjusted EBITDA, see “Key Business Metrics” above.  Reconciliations of our GAAP and non-GAAP net loss were as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
GAAP net loss	$(18,801)	$(14,572)	$(13,121)
Stock-based compensation and related taxes	13,149	10,695	11,118
Restructuring charges	3,085	—	—
Amortization of acquired intangible assets and acquisition-related costs	1,289	752	431
Litigation costs	606	142	—
Non-GAAP net loss	$(672)	$(2,983)	$(1,572)

Ooma | FY2020 Form 10-K | 48

Quarterly Results of Operations and Trends

The following table sets forth selected quarterly financial data for each of the eight quarterly periods ended January 31, 2020 (in thousands, except percentages):

	Three Months Ended
	January 31	October 31	July 31	April 30
Fiscal 2020
Total revenue	$40,648	$39,595	$37,343	$34,007
Gross profit	$24,588	$22,040	$22,320	$20,433
Gross margin	60%	56%	60%	60%
Total operating expenses	$27,060	$28,980	$27,599	$25,453
Net loss	$(2,294)	$(6,784)	$(4,983)	$(4,740)

Fiscal 2019
Total revenue	$34,720	$32,608	$31,681	$30,222
Gross profit	$19,707	$20,073	$18,773	$17,938
Gross margin	57%	62%	59%	59%
Total operating expenses	$23,534	$23,937	$22,937	$21,869
Net loss	$(3,489)	$(3,494)	$(3,904)	$(3,685)

Revenue. Our total revenue has grown sequentially each quarter due to the continued growth in our subscriber base driven by an increase in our core users.

Gross Margin. Over the past eight fiscal quarters, our gross margin has fluctuated between 56% and 62% due to changes in our product mix and the introduction of new products, as well as restructuring charges recorded in the third quarter of fiscal 2020 as described above.

Operating Expenses. Our quarterly operating expenses in absolute dollars have increased significantly from fiscal 2019 to fiscal 2020, primarily driven by growing headcount and personnel-related expenses, as well as marketing and advertising expenses associated with our efforts to increase our overall subscriber base and product sales, and restructuring charges recorded in the third quarter of fiscal 2020 as described above.

Ooma | FY2020 Form 10-K | 49

Liquidity and Capital Resources

As of January 31, 2020, we had $26.1 million of total cash, cash equivalents and short-term investments. Our primary source of cash is receipts from sales to our customers. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditure, and the continuing market acceptance of our solutions.

We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the second quarter of fiscal 2020, we completed the acquisition of Broadsmart for approximately $7.1 million, net of cash acquired of $0.6 million, as well as made payment of $0.4 million in connection with our  acquisition of Voxter in fiscal 2019. In addition, in the fourth quarter of fiscal 2019, we invested cash of $1.3 million into a small privately-held technology company, in exchange for an 18-month convertible promissory note (see Note 6: Balance Sheet Components of the notes to our consolidated financial statements).

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Net cash used in operating activities	$(7,564)	$(3,926)	$3,173
Net cash provided by investing activities	2,866	14,853	(2,155)
Net cash provided by financing activities	1,008	(40)	(525)
Net (decrease) increase in cash and cash equivalents	$(3,690)	$10,887	$493

Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Net loss	$(18,801)	$(14,572)	$(13,121)
Non-cash charges	19,645	12,321	13,327
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	135	(1,050)	1,856
Decrease (increase) in inventories and deferred inventory costs	407	(4,213)	310
Increase in other assets	(4,965)	(5,334)	(1,519)
(Decrease) increase in accounts payable and other liabilities	(4,089)	8,150	2,366
Increase (decrease) in deferred revenue	104	772	(46)
Net cash (used in) provided by operating activities	$(7,564)	$(3,926)	$3,173

For fiscal 2020, our net loss of $18.8 million included non-cash charges of $19.6 million primarily related to stock-based compensation, restructuring charges, operating lease expense and depreciation and amortization expense. Operating asset and liability changes for fiscal 2020 included:

•	an increase of $5.0 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606 and operating lease costs under Topic 842
•	a decrease of $4.1 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

For fiscal 2019, our net loss of $14.6 million included non-cash charges of $12.3 million primarily related to stock-based compensation and depreciation and amortization expense. Operating asset and liability changes for fiscal 2019 included:

•	an increase of $1.1 million in accounts receivable primarily due to timing of billing and our collection efforts
•	a net increase of $4.2 million in our inventory and related deferred costs to scale our business
•	an increase of $5.3 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	an increase of $8.2 million in accounts payable, accrued expenses and other liabilities to support the growth of our business, including higher headcount

Ooma | FY2020 Form 10-K | 50

Investing Activities

Our investing activities include short-term investment activities, capital expenditures and business acquisitions. Our capital expenditures have primarily been for general business purposes, including network servers used in data centers, computer hardware and other equipment and development of our company website.

During fiscal 2020, cash provided by investing activities was $2.9 million, which consisted of proceeds of $44.4 million from maturities and sales of short-term investments, offset in part by $31.2 million used for purchases of short-term investments, $7.1 million used for the acquisition of Broadsmart in the second fiscal quarter and $3.3 million used for capital expenditures.

During fiscal 2019, cash provided by investing activities was $14.9 million, which consisted of proceeds of $59.0 million from maturities and sales of short-term investments, offset in part by $38.5 million used for purchases of short-term investments, $1.9 million used for capital expenditures, $2.4 million used for the acquisition of Voxter in the first quarter, and $1.3 million used to invest in a privately-held technology company in the fourth quarter.

Financing Activities

Cash generated from financing activities include net proceeds from common stock issuances related to employee stock benefit plans. Cash used in financing activities includes payment of shares repurchased for tax withholdings on vesting of restricted stock units (“RSUs”) and payment of acquisition-related holdbacks.

During fiscal 2020, cash provided by financing activities was $1.0 million, which consisted of proceeds of $3.0 million from the issuance of common stock related to our Employee Stock Purchase Plan (“ESPP”) and stock option exercises, offset in part by payments of $1.5 million related to shares repurchased for tax withholdings on vesting of RSUs, as well as payment of $0.4 million in connection with our fiscal 2019 acquisition of Voxter.

During fiscal 2019, financing activities consisted of payments of $2.9 million related to shares repurchased for tax withholdings on vesting of RSUs, offset by proceeds of $2.9 million from the issuance of common stock related to our ESPP and stock option exercises.

Contractual Obligations and Commitments

As of January 31, 2020, our total future expected payment obligations under non-cancelable operating leases with terms longer than one year were approximately $9.1 million. See Note 7: Operating Leases in the notes to our consolidated financial statements for a table of contractual obligations, including payments due by period. As of January 31, 2020, non-cancelable purchase commitments with our contract manufacturers totaled approximately $4.0 million.

Off-Balance Sheet Arrangements

We do not have any material relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Ooma | FY2020 Form 10-K | 51

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

Revenue Recognition

We derive revenue from two sources: (1) subscription and services revenue, which is generated from the sale of subscription plans and other services; and (2) product and other revenue. Our financial results for fiscal 2020 and 2019 are presented in accordance with the provisions under Topic 606, Revenue Recognition, which we adopted on February 1, 2018. Comparative prior period amounts for fiscal 2018 have not been adjusted and continue to be reported under Topic 605, which is materially similar to Topic 606.

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

Ooma | FY2020 Form 10-K | 52

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of actual cost or market on a first-in, first-out basis. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. At each balance sheet date, we determine excess or obsolete inventory write-downs based on multiple factors, including: forecast demand for our products within a specified time horizon, generally 12 months, product acceptance and competitiveness in the marketplace, product life cycles, product development plans, and current and historical sales levels.

Inventory write-downs for excess and obsolete inventory are recorded in cost of goods sold within the consolidated statement of operations during the period in which such write-downs are determined as necessary by management. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales resulting in a net benefit to our gross margin in that period.

For fiscal 2020, we recorded write-downs of $1.4 million for excess inventory and non-cancelable purchase commitments related to the discontinuation of Ooma Smart Cam in October 2019, which were included in the restructuring charges described above. Inventory write-downs recorded for fiscal 2019 and 2018 were not material.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We have recorded a full valuation allowance against our deferred tax assets as of January 31, 2020 and 2019.

We use a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. Deferred tax assets associated with our unrecognized tax benefits were fully offset by a valuation allowance as of January 31, 2020 and 2019.

Ooma | FY2020 Form 10-K | 53

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and short-term investments. Our cash equivalents and investments are held in money market funds, U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of our available-for-sale securities as of January 31, 2020 and 2019, or our interest income for each of the three years in the period ended January 31, 2020. We did not have any debt as of January 31, 2020 and 2019.

Foreign Currencies

To date, our revenue has been primarily denominated in U.S. dollars with a small portion denominated in Canadian dollars. As a result, some of our revenue is subject to fluctuations due to changes in the Canadian dollar relative to the U.S. dollar. Substantially all of our operating expenses have been denominated in U.S. dollars. The functional currency for all of our entities is the U.S. dollar. To date, gains and losses from foreign currency transactions have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. A hypothetical 10% increase or decrease in overall foreign currency rates would not have had a material impact on our consolidated financial statements. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Ooma | FY2020 Form 10-K | 54

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2020 Form 10-K | 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ooma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 and 3 to the financial statements, the Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach on February 1, 2018 and ASU No. 2016-02, Leases, using the modified retrospective transition method on February 1, 2019.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 13, 2020

We have served as the Company's auditor since 2012.

Ooma | FY2020 Form 10-K | 56

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2020	January 31, 2019
Assets
Current assets:
Cash and cash equivalents	$11,680	$15,370
Short-term investments	14,384	27,253
Accounts receivable, net	4,591	3,723
Inventories	8,369	10,117
Other current assets	8,992	5,450
Total current assets	48,016	61,913
Property and equipment, net	5,270	4,563
Operating lease right-of-use assets	8,057	—
Intangible assets, net	6,818	2,635
Goodwill	4,264	3,898
Other assets	8,186	5,379
Total assets	$80,611	$78,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,499	$10,231
Accrued expenses and other current liabilities	22,576	19,048
Deferred revenue	15,797	15,443
Total current liabilities	46,872	44,722
Long-term operating lease liabilities	5,150	—
Other liabilities	174	619
Total liabilities	52,196	45,341
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 21.7 million and 20.3 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	152,993	138,848
Accumulated other comprehensive income (loss)	14	(10)
Accumulated deficit	(124,596)	(105,795)
Total stockholders’ equity	28,415	33,047
Total liabilities and stockholders’ equity	$80,611	$78,388

See notes to consolidated financial statements.

Ooma | FY2020 Form 10-K | 57

Ooma, Inc.

Consolidated Statements of Operations

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2020	2019	2018
Revenue:
Subscription and services	$139,499	$116,429	$101,999
Product and other	12,094	12,802	12,491
Total revenue	151,593	129,231	114,490

Cost of revenue:
Subscription and services	43,748	36,108	31,406
Product and other	18,464	16,632	14,992
Total cost of revenue	62,212	52,740	46,398
Gross profit	89,381	76,491	68,092

Operating expenses:
Sales and marketing	50,497	40,761	37,302
Research and development	37,770	33,903	29,328
General and administrative	20,825	17,613	15,186
Total operating expenses	109,092	92,277	81,816
Loss from operations	(19,711)	(15,786)	(13,724)
Interest and other income, net	780	830	603
Loss before income taxes	(18,931)	(14,956)	(13,121)
Income tax benefit	130	384	—
Net loss	$(18,801)	$(14,572)	$(13,121)

Net loss per share of common stock:
Basic and diluted	$(0.89)	$(0.74)	$(0.71)
Weighted-average shares of common stock outstanding:
Basic and diluted	21,051,039	19,799,781	18,570,128

See notes to consolidated financial statements.

Ooma | FY2020 Form 10-K | 58

Ooma, Inc.

Consolidated Statements of Stockholders’ EQuity

(Amounts in thousands, except shares and share data)

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2017	17,995,555	$2	$117,639	$(11)	$(77,810)	$39,820
Issuance of common stock under equity-based plans	1,345,392	—	1,964	—	—	1,964
Shares repurchased for tax withholdings on vesting of RSUs	(244,865)	—	(2,443)	—	—	(2,443)
Exercise of warrants to common stock	19,352	—	—	—	—	—
Stock-based compensation	—	—	10,921	—	—	10,921
Other comprehensive loss	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(13,121)	(13,121)
BALANCE - January 31, 2018	19,115,434	2	128,081	(84)	(90,931)	37,068
Issuance of common stock under equity-based plans	1,374,336	2	2,933	—	—	2,935
Shares repurchased for tax withholdings on vesting of RSUs	(213,181)	—	(2,926)	—	—	(2,926)
Issuance of common stock for business acquisition	35,513	—	390	—	—	390
Stock-based compensation	—	—	10,370	—	—	10,370
Other comprehensive income	—	—	—	74	—	74
Cumulative adjustment upon adoption of Topic 606	—	—	—	—	(292)	(292)
Net loss	—	—	—	—	(14,572)	(14,572)
BALANCE - January 31, 2019	20,312,102	4	138,848	(10)	(105,795)	33,047
Issuance of common stock under equity-based plans	1,515,111	—	2,951	—	—	2,951
Shares repurchased for tax withholdings on vesting of RSUs	(111,085)	—	(1,523)	—	—	(1,523)
Stock-based compensation	—	—	12,717	—	—	12,717
Other comprehensive income	—	—	—	24	—	24
Net loss	—	—	—	—	(18,801)	(18,801)
BALANCE - January 31, 2020	21,716,128	$4	$152,993	$14	$(124,596)	$28,415

See notes to consolidated financial statements.

Ooma | FY2020 Form 10-K | 59

Ooma, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(18,801)	$(14,572)	$(13,121)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	12,761	10,370	10,921
Depreciation and amortization of capital expenditures	2,548	2,269	1,958
Amortization of intangible assets and non-cash acquisition-related costs	1,027	398	313
Non-cash restructuring charges	1,603	—	—
Non-cash operating lease expense	1,997	—	—
Deferred income taxes	(144)	(384)	—
Other	(147)	(332)	135
Changes in operating assets and liabilities:
Accounts receivable, net	135	(1,050)	1,856
Inventories and deferred inventory costs	407	(4,213)	310
Prepaid expenses and other assets	(4,965)	(5,334)	(1,519)
Accounts payable and other liabilities	(4,089)	8,150	2,366
Deferred revenue	104	772	(46)
Net cash (used in) provided by operating activities	(7,564)	(3,926)	3,173

Cash flows from investing activities:
Purchases of short-term investments	(31,234)	(38,485)	(49,331)
Proceeds from maturities of short-term investments	38,522	53,736	49,217
Proceeds from sales of short-term investments	5,924	5,225	1,800
Capital expenditures	(3,273)	(1,921)	(2,478)
Business acquisition, net of cash assumed	(7,073)	(2,402)	(1,363)
Payment for purchase of convertible note		(1,300)	—
Net cash provided by (used in) investing activities	2,866	14,853	(2,155)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,951	2,886	1,918
Shares repurchased for tax withholdings on vesting of RSUs	(1,523)	(2,926)	(2,443)
Payment of acquisition-related holdback	(420)	—	—
Net cash provided by (used in) financing activities	1,008	(40)	(525)
Net (decrease) increase in cash and cash equivalents	(3,690)	10,887	493
Cash and cash equivalents at beginning of period	15,370	4,483	3,990
Cash and cash equivalents at end of period	$11,680	$15,370	$4,483

Non-cash investing and financing activities:
Unpaid portion of capital expenditures	$413	$201	$146
Contingent consideration for business acquisition	$—	$231	$311
Holdback payable for business acquisition	$—	$780	$—
Shares issued for business acquisition and related earn-out	$—	$390	$—

See notes to consolidated financial statements.

Ooma | FY2020 Form 10-K | 60

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers, delivered from its smart cloud-based SaaS platforms.

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

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2020, fiscal 2019 and fiscal 2018 refer to the fiscal years ended January 31, 2020, January 31, 2019 and January 31, 2018, respectively.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the consolidated statements of operations and differences were not material. Therefore, the consolidated statements of comprehensive loss have been omitted.

Segment Reporting.  The chief operating decision maker for the Company is the chief executive officer. The Company’s subscription plans, services and product offerings operate on SaaS platforms and the chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in one reportable segment.

Revenue was principally derived from customers located in the United States for all periods presented. All of the Company’s long-lived assets were attributable to operations in the United States, with a small portion attributable to operations in Canada and other countries, for all periods presented.

Ooma | FY2020 Form 10-K | 61

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 2:  Significant Accounting Policies

Revenue Recognition

On February 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers. The Company’s financial results for fiscal years 2020 and 2019 are presented in accordance with the provisions under Topic 606. Comparative prior period amounts for fiscal 2018 have not been adjusted and continue to be reported under Topic 605, Revenue Recognition, which is materially similar to Topic 606.

The Company derives its revenue from two sources: (1) subscription and services revenue, which is derived primarily from the sale of subscription plans for communications services and other connected services; and (2) product and other revenue. Subscriptions and services are sold directly to end-customers. Products are sold to end-customers through several channels, including but not limited to, distributors, retailers and resellers (collectively the “channel partners”), and Ooma sales representatives.

Under Topic 606, the Company determines revenue recognition through the following steps:

•	identification of the contract(s) with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, the Company satisfies a performance obligation

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Subscription and services revenue	$139,499	$116,429	$101,999
Product and other revenue	12,094	12,802	12,491
Total revenue	$151,593	$129,231	$114,490

The Company derived approximately 58%, 68% and 71% of its total revenue from Ooma Residential and approximately 39%, 28% and 22% from Ooma Business in fiscal 2020, 2019 and 2018, respectively. No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Subscription revenue is generally recognized ratably over the contractual service term. The Company’s service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. A small portion of the Company’s revenue is recognized on an over-time basis from installation-related services and on a point-in-time basis from services such as: prepaid international calls, directory assistance, and advertisements displayed through its Talkatone mobile application.

Product and Other Revenue.  Product and other revenue is generated from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product or when all customer contractual provisions have been met, if any. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Therefore, the amount of product revenue recognized is adjusted for any variable consideration, such as expected returns and customer sales incentives as described in “Sales Allowances” below.

Amounts billed to customers related to shipping and handling are classified as revenue. Shipping and handling costs are expensed as incurred and classified as cost of revenue.

Ooma | FY2020 Form 10-K | 62

Ooma, Inc.

Notes to Consolidated Financial Statements

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of product(s) and related communications services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company determines the SSP for its communications services based on observable historical stand-alone sales to customers, for which the Company requires that a substantial majority of selling prices fall within a reasonably narrow pricing range. The Company does not have a directly observable SSP for its on-premise appliance and end-point devices, and therefore establishes SSP based on its best estimates and judgments, considering company-specific factors such as pricing strategies, estimated product and other costs, and bundling and discounting practices.

Sales allowances.  Credits and/or rebates issued to customers for product returns and sales incentives are deemed to be variable consideration under Topic 606, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and customer sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. Trends are influenced by product life cycles, new product introductions, market acceptance of products, the type of customer, seasonality and other factors. Product return and sales incentive rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future amounts. If actual future returns and sales incentives differ from past experience, additional reserves may be required. As of January 31, 2020 and 2019, the Company had total reserves for product returns and customer sales incentives of $1.4 million and $0.6 million, respectively.

Cash Equivalents and Short-term Investments.  All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). The cost of securities sold is based upon the specific identification method.

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

As of January 31, 2020, no single customer accounted for 10% or more of the Company’s net accounts receivable balance. As of January 31, 2019, one customer accounted for 15% of the Company’s net accounts receivable balance.

Accounts Receivable.  Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts, product returns and customer sales incentives. The Company records its allowances for doubtful accounts based upon its assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2020 and 2019, the Company recorded allowances for doubtful accounts of $0.2 million and $0.1 million, respectively. (See “Sales Allowances” above regarding allowances for product returns and sales incentives.)

Ooma | FY2020 Form 10-K | 63

Ooma, Inc.

Notes to Consolidated Financial Statements

Inventories.  Inventories, which consist of raw materials and finished goods, include the cost to purchase manufactured products, allocated labor and overhead. Inventories are stated at the lower of actual cost or market on a first-in, first-out basis. The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including management’s assessment of excess or obsolete inventory based upon forecast demand and market conditions. Adjustments to reduce inventory to net realizable value are recognized as a component of cost of revenue in the consolidated statement of operations.

Customer Acquisition Costs. Sales commissions and other costs paid to internal sales personnel, third-party sales entities and value-added resellers are considered incremental and recoverable costs of obtaining customer contracts. (The resellers are selling agents for the Company and earn sales commissions that are directly tied to the value of the contracts that the Company enters with the end-user customers.)  Beginning fiscal 2019, under Topic 606, these costs are capitalized and amortized on a systematic basis over the expected period of benefit of five years, or customer contractual term for multi-year contracts, calculated based on both qualitative and quantitative factors, such as expected subscription term and expected renewal periods of its customer contracts, product life cycles and customer attrition. Amortization expense is recorded in sales and marketing expenses in the consolidated statement of operations. Prior to fiscal 2019, such costs were expensed as incurred.

The Company pays sales commissions on initial contracts and contracts for increased purchases with existing customers (expansion contracts) and does not pay commissions for contract renewals. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. To date, there have been no impairment losses related to the costs capitalized.

Internal-Use Website Development Costs. The Company capitalizes certain costs to develop its websites when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs primarily include payroll-related costs for engineers and contractors directly associated with the development project. Capitalized website development costs are included in property and equipment and are amortized on a straight-line basis over an estimated useful life of two years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Property and Equipment, net.  Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of those assets, generally two to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

Operating Leases.  The Company determines if an arrangement is a lease at inception. The Company’s leases primarily consist of real property and are classified as operating leases. The Company does not have any finance leases nor material arrangements as a lessor. Right-of-use lease assets and lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. Lease terms may include options to renew or extend when it is reasonably certain that the option will be exercised. Lease agreements that contain both lease and non-lease components are accounted for as a single component. Short-term leases with an initial term of twelve months or less are not recorded on the balance sheet.

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

Ooma | FY2020 Form 10-K | 64

Ooma, Inc.

Notes to Consolidated Financial Statements

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

During fiscal 2020, the Company recorded impairment charges of $0.7 million to cost of product revenue for abandoned developed technology and trade names associated with the Ooma Smart Cam, which was acquired through the fiscal 2018 acquisition of Butterfleye, Inc. and discontinued in October 2019. See Note 15: Restructuring Charges below.  The Company did not record any material impairment charges for fiscal 2019 and 2018.

Research and Development.  Research and development costs, including new product development, are charged to operating expenses as incurred in the consolidated statements of operations. Research and development included personnel-related costs (including stock-based compensation), allocated costs of facilities and information technology, supplies, software tools and product certification.

Advertising.  Advertising costs are included in sales and marketing and expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs were $13.6 million, $13.7 million and $14.4 million for fiscal 2020, 2019 and 2018, respectively.

Advertising payments to the Company’s channel partners recorded as a reduction in revenue totaled $0.4 million for fiscal 2020 and $0.3 million for fiscal 2019 and 2018.

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

Foreign currency. The U.S. dollar is the functional currency of the Company's foreign subsidiaries. Remeasurement and transaction gains and losses are included in interest and other income, net and were not material for any periods presented.

Ooma | FY2020 Form 10-K | 65

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

Adoption on February 1, 2019 resulted in the recognition of $4.1 million of operating right-of-use assets and $4.3 million of operating lease liabilities on the consolidated balance sheet, with no adjustment to accumulated deficit. The difference of $0.2 million represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets.

Adoption of the new standard did not materially impact the Company’s consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows. The Company has implemented policies, processes and controls to support the standard's measurement and disclosure requirements. See Note 2: Significant Accounting Policies above and Note 7: Operating Leases below.

Accounting Standards Not Yet Adopted

Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, which includes accounts receivables, certain financial instruments and contract assets. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The amendment is effective for the Company beginning in fiscal 2021. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Fair Value Measurement.  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements, which expands the disclosure requirements for Level 3 fair value measurements as well as eliminates, adds and modifies certain other disclosure requirements for fair value measurements. The amendment is effective for the Company beginning in fiscal 2021. The Company does not expect adoption to have a material impact on its consolidated financial statements.

Income Taxes.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain aspects of the accounting for income as well as clarifies and amends existing guidance to improve consistent application. The amendment is effective for the Company beginning fiscal 2022. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Ooma | FY2020 Form 10-K | 66

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4:  Fair Value Measurements

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of January 31, 2020			Balance as of January 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents:
Money market funds	$4,822	$—	$4,822	$5,951	$—	$5,951
Commercial paper	—	—	—	—	5,429	5,429
Total cash equivalents	$4,822	$—	$4,822	$5,951	$5,429	$11,380
Cash			6,858			3,990
Total cash and cash equivalents			$11,680			$15,370

Short-term investments:
U.S. treasury securities	$4,492	$—	$4,492	$11,088	$—	$11,088
Corporate debt securities	—	3,504	3,504	—	4,735	4,735
Commercial paper	—	5,482	5,482	—	8,253	8,253
U.S. agency securities	—	—	—	—	990	990
Asset-backed securities	—	906	906	—	2,187	2,187
Total short-term investments	$4,492	$9,892	$14,384	$11,088	$16,165	$27,253

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

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of
	January 31, 2020	January 31, 2019
Due in one year or less	$13,145	$27,253
Due after one year to two years	1,239	—
Total	$14,384	$27,253

Ooma | FY2020 Form 10-K | 67

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 5:  Goodwill and Acquired Intangible Assets

The carrying amount of goodwill was $4.3 million and $3.9 million as of January 31, 2020 and 2019, respectively. The Company recognized intangibles of $6.1 million and goodwill of $0.4 million in connection with the acquisition of Broadsmart in May 2019. See Note 12: Business Acquisitions below. There was no change to goodwill subsequent to this acquisition.

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2020			As of January 31, 2019
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$6,735	$(894)	$5,841	$902	$(157)	$745
Developed technology	5	2,122	(1,500)	622	2,716	(1,121)	1,595
Trade names	5	625	(270)	355	451	(166)	285
Patents and licenses	NA	—	—	—	714	(704)	10
Total intangible assets		$9,482	$(2,664)	$6,818	$4,783	$(2,148)	$2,635

During fiscal 2020, the Company recorded impairment charges of $0.7 million to cost of product revenue for abandoned developed technology and trade names associated with the Ooma Smart Cam, which was acquired through the fiscal 2018 acquisition of Butterfleye, Inc. and discontinued in October 2019. See Note 15: Restructuring Charges below.

Amortization expense was $1.2 million, $0.7 million and $0.3 million in fiscal 2020, 2019 and 2018, respectively.

At January 31, 2020, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2021	1,305
2022	1,305
2023	1,305
2024	940
2025	852
Thereafter	1,111
Total	$6,818

Ooma | FY2020 Form 10-K | 68

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 6:  Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2020	January 31, 2019
Finished goods	$6,988	$7,567
Raw materials	1,381	2,550
Total inventory	$8,369	$10,117

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2020	January 31, 2019
Computer hardware and software	3-4	$7,046	$7,109
Network and engineering equipment	3-5	3,479	1,190
Website development costs	2	2,689	3,323
Customer premise equipment	3	691	—
Office furniture and fixtures	5	124	114
Leasehold improvements	1-5	420	449
Total property and equipment		14,449	12,185
Less: accumulated depreciation and amortization		(9,179)	(7,622)
Property and equipment, net		$5,270	$4,563

Depreciation and amortization of property and equipment totaled $2.5 million, $2.3 million and $2.0 million in fiscal 2020, 2019 and 2018, respectively.

Other assets

	As of
	January 31, 2020	January 31, 2019
Prepaid expenses	$2,739	$2,681
Deferred sales commissions, current	2,525	1,081
Convertible note receivable	1,453	—
Deferred inventory costs	867	334
Other current assets	1,408	1,354
Total other current assets	$8,992	$5,450

Deferred sales commissions, non-current	$7,412	$3,387
Convertible note receivable	—	1,315
Other non-current assets	774	677
Total other non-current assets	$8,186	$5,379

Customer Acquisition Costs. During fiscal 2020 and 2019, amortization expense for total deferred sales commissions was $2.2 million and $0.7 million, respectively.

Global Telecomm Corporation (“GTC”).   In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation, a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually, that will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. The Company has partnered with GTC on certain research and development and inventory procurement activities. GTC is considered a variable interest entity (“VIE”) for accounting purposes. However, the Company is not required to consolidate GTC into its financial statements because the Company is not the primary

Ooma | FY2020 Form 10-K | 69

Ooma, Inc.

Notes to Consolidated Financial Statements

beneficiary. As of January 31, 2020, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable, including accrued interest. For all periods presented, the Company held no other variable interests in VIEs.

GTC is a related party of Ooma as a result of the convertible note. During fiscal 2020, the Company procured certain raw material inventories from GTC that amounted to approximately $0.9 million. As of January 31, 2020 and 2019, the Company recorded prepaid inventory deposits to GTC of $0.5 million and zero, respectively, included in other current assets on the consolidated balance sheet. As of January 31, 2020 and 2019, the Company’s non-cancelable purchase commitments with GTC were $2.2 million and zero, respectively.

Accrued expenses

	As of
	January 31, 2020	January 31, 2019
Payroll and related expenses	$8,942	$7,926
Regulatory fees and taxes	4,777	5,645
Short-term operating lease liabilities (1)	3,263	—
Customer sales incentives	1,293	970
Other	4,301	4,507
Total accrued expenses	$22,576	$19,048

(1) The Company adopted Topic 842, the new accounting standard for leasing arrangements on February 1, 2019. See Note 7: Operating Leases below.

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

	As of
	January 31, 2020	January 31, 2019
Subscription and services	$15,892	$15,682
Product and other	79	68
Total deferred revenue	$15,971	15,750
Less: current deferred revenue	15,797	15,443
Non-current deferred revenue included in other long-term liabilities	$174	$307

During fiscal 2020, the Company recognized revenue of approximately $15.4 million pertaining to amounts deferred as of January 31, 2019. As of January 31, 2020, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during fiscal 2020.

Remaining Performance Obligations. As of January 31, 2020, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was $0.2 million. This amount includes both long-term deferred revenue and any non-cancelable contract amounts that will be invoiced and recognized as revenue in future periods.

Ooma | FY2020 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 7:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2025. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay common area maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

As of
January 31, 2020
Assets
Operating lease right-of-use assets	$8,057
Total leased assets	$8,057

Liabilities
Short-term operating lease liabilities	$3,263
Long-term operating lease liabilities	5,150
Total lease liabilities	$8,413

Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	5.36%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The components of lease expense were as follows (in thousands):

Fiscal Year Ended
January 31, 2020
Operating lease costs (1)	$2,796
Variable lease costs (2)	1,062
Total lease cost	$3,858

(1) Operating lease costs are recognized on a straight-line basis over the lease term. Includes costs for leases with an initial term of twelve months or less, which were not material.

(2) Variable lease costs primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

Total lease costs for fiscal 2019 and 2018 were $3.4 million and $2.7 million, respectively, under Topic 840.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s corporate headquarters. One of the members of the Company’s board of directors is also a member of Fiserv’s board of directors. Therefore, Fiserv is a related party of the Company. During fiscal 2020, 2019 and 2018, the Company incurred total lease costs of approximately $1.0 million, $1.2 million and $0.2 million under this sublease agreement, respectively, which are included in the table above. This sublease expired at the end of November 2019. In the third quarter of fiscal 2020, the Company entered into a new sublease agreement with an unrelated third party to lease its current corporate headquarters in Sunnyvale, California from December 1, 2019 through January 31, 2022.

Supplemental cash flow information related to leases was as follows (in thousands):

Fiscal Year Ended
January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,148
Right-of-use assets recognized in exchange for new operating lease obligations	$5,856

Ooma | FY2020 Form 10-K | 71

Ooma, Inc.

Notes to Consolidated Financial Statements

As of January 31, 2020, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2020
2021	$3,354
2022	3,955
2023	1,299
2024	261
2025	200
Total lease payments	9,069
Less: imputed interest	(656)
Present value of lease liabilities	$8,413

As of January 31, 2019, future minimum rental payments under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2019
2020	$1,983
2021	1,408
2022	917
2023	266
2024	49
Total (1)	$4,623

(1) Amounts are based on Topic 840, Leases that was superseded upon the Company’s adoption of Topic 842 on February 1, 2019.

Ooma | FY2020 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

As of
January 31, 2020
Restricted stock units outstanding	1,657
Stock options outstanding	1,416
Shares available for future grant under 2015 Equity Incentive Plan	1,530
Shares available for future issuance under ESPP	903
Total shares of common stock reserved	5,506

Stock Options. Under the Company's 2015 Equity Incentive Plan, or the 2015 Plan, options to purchase shares of common stock may be granted to employees, directors and consultants. These options vest from the date of grant to up to four years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the 2015 plan provisions.

Stock option activity for fiscal 2020 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2019	1,691	$6.39	$14,755
Granted	89	$15.49
Exercised	(249)	$2.64
Canceled	(115)	$9.74
Balance as of January 31, 2020	1,416	$7.35	$8,530
Vested and exercisable as of January 31, 2020	1,270	$6.69	$8,371

The aggregate intrinsic value of vested options exercised during fiscal 2020, 2019 and 2018 was $2.2 million, $1.3 million and $0.3 million, respectively. The weighted average grant date fair value of options granted during fiscal 2020, 2019 and 2018 was $7.13, $5.28 and $4.81 per share, respectively.

Restricted Stock Units.  Under the 2015 Plan, RSUs may be granted to employees, non-employee board members and consultants. These RSUs vest ratably over a period ranging from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

RSU activity for fiscal 2020 and 2019 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2018	1,967	$8.85
Granted	1,177	$11.96
Vested	(922)	$9.12
Canceled	(297)	$9.70
Balance as of January 31, 2019	1,925	$10.49
Granted	1,035	$14.91
Vested	(1,038)	$10.64
Canceled	(265)	$12.56
Balance as of January 31, 2020	1,657	$12.82

Ooma | FY2020 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $1.5 million, $2.9 million and $2.4 million in fiscal 2020, 2019 and 2018, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

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

During fiscal 2020, 2019 and 2018, employees purchased 0.2 million, 0.3 million and 0.3 million shares, respectively, at a weighted purchase price of $9.97, $6.82 and $5.48 per share, respectively.

Ooma | FY2020 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 9:  Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
Cost of revenue	$1,262	$920	$1,102
Sales and marketing	1,929	1,442	1,818
Research and development	4,610	3,762	3,972
General and administrative	4,960	4,246	4,029
Total stock-based compensation expense	$12,761	$10,370	$10,921

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below).  As of January 31, 2020, there was $21.0 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.4 years.

Fair value disclosures.  The fair value of stock options granted and purchased under the Company's ESPP was estimated using the Black-Scholes option pricing model. The expected term of options granted to employees was based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP was based on the contractual term. Expected volatility was determined using a combination of the average historical volatility of a group of comparable publicly traded companies and the Company’s own common stock. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions, as applicable:

	Fiscal Year Ended January 31,
	2020	2019	2018
Stock Options:
Expected volatility	44%	43%	47%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	2.5%	2.7	1.8%-2.1%
Dividend yield	NA	NA	NA

	Fiscal Year Ended January 31,
	2020	2019	2018
ESPP:
Expected volatility	40%-51%	39%-56%	35%-41%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	1.7%-2.5%	2.0%-2.8%	0.9%-1.4%
Dividend yield	NA	NA	NA

Ooma | FY2020 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 10: Income Taxes

Loss before income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	2019	2018
United States	$(17,051)	$(13,497)	$(13,121)
Foreign	(1,880)	(1,459)	—
Loss before income taxes	$(18,931)	$(14,956)	$(13,121)

Income tax benefit differed from the amount computed by applying the federal blended statutory income tax rate to pretax loss as a result of the following (in thousands):

	Fiscal Year Ended January 31,
	2020	Rate	2019	Rate	2018	Rate
Federal tax at statutory rate	$(3,975)	21%	$(3,141)	21%	$(4,316)	33%
State taxes, net of federal benefit	12	—	(494)	3%	(396)	3%
Foreign income and withholding taxes	(98)	1%	(105)	1%	—	—
Permanent tax adjustment	720	(4)%	843	(6)%	527	(4)%
Stock-based compensation	(624)	3%	(991)	7%	387	(3)%
Change in valuation allowance	5,445	(29)%	5,603	(37)%	(6,786)	52%
Research and development credit	(1,279)	7%	(2,155)	14%	(1,080)	8%
Impact of U.S. tax law change	—	—	58	—	11,667	(89)%
Other	(331)	2%	(2)	—	—	—
Total	$(130)	1%	$(384)	3%	$3	0%

Income tax expense differs from the amount computed by applying the statutory federal income tax rate primarily as the result of changes in the valuation allowance. On December 22, 2017, the Tax Cuts and Jobs Act was enacted, reducing the corporate income tax rate from 35% to 21%, effective January 1, 2018.

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities related to the following (in thousands):

	As of January 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$38,407	$26,277
Tax credit carryover	8,171	5,977
Operating lease asset	2,131	—
Stock-based compensation	1,167	1,071
Deferred revenue	44	73
Accruals and reserves	(130)	1,549
Intangible assets amortization	—	(21)
Other	184	—
Gross deferred tax assets	49,974	34,926
Valuation allowance	(47,792)	(34,309)
Net deferred tax assets	$2,182	$617
Deferred tax liabilities:
Operating lease liability	$(2,042)	$—
Fixed assets depreciation	(124)	(154)
Acquired intangible assets	(16)	(607)
Gross deferred tax liabilities	$(2,182)	$(761)
Total deferred tax liabilities	$—	$(144)

Ooma | FY2020 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

Management believes that, based on available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The valuation allowance for deferred tax assets was $47.8 million, $34.3 million and $28.7 million as of January 31, 2020, 2019 and 2018, respectively. The net change in the total valuation allowance for fiscal 2020 and 2019 was an increase of $13.5 million and $5.7 million, respectively.

As of January 31, 2020, the Company had approximately $121.5 million and $70.6 million of net operating loss carryforwards available to offset future taxable income for both federal and state purposes, respectively. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030. In addition, the Company had approximately $7.9 million and $7.1 million of federal and state research and development tax credits, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

Uncertain Tax Positions

The Company has unrecognized tax benefits (“UTBs”) of approximately $6.0 million as of January 31, 2020. Deferred tax assets associated with these UTBs are fully offset by a valuation allowance. If recognized, these UTBs would not affect the effective tax rate before consideration of the valuation allowance. The following table summarizes the activity related to UTBs (in thousands):

Balance at January 31, 2018	$2,825
Increase related to prior year positions	8
Increase related to current year tax positions	1,592
Balance at January 31, 2019	4,425
Increase related to prior year positions	—
Increase related to current year tax positions	1,592
Balance at January 31, 2020	$6,017

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations for both fiscal 2020 and 2019. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2020. Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 2009 through the current period.

Ooma | FY2020 Form 10-K | 77

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 11:  Commitments and Contingencies

Purchase Commitments.  As of January 31, 2020 and 2019, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $4.0 million and $4.2 million, respectively.

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

As of January 31, 2020, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Berks County Litigation

On January 21, 2016, the County of Berks, Pennsylvania filed a lawsuit in the Berks County Court of Common Pleas (the “Court”) naming the Company and 113 other telephone service providers as defendants (the “Berks County Litigation”), alleging breach of fiduciary duty, fraud, and negligent misrepresentation in connection with alleged violations of the Pennsylvania 911 Emergency Communication Services Act (“PA 911 Act”) for failure to collect from subscribers and remit certain fees pursuant to the PA 911 Act. On June 13, 2019, the case was dismissed by the Court and on June 26, 2019, the parties to the litigation entered into a Joint Stipulation of Dismissal, which was approved by the Court.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC (“Deep Green”) filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”).  On December 17, 2018, the PTAB issued its final decision regarding the claims at issue in the Deep Green Wireless Litigation, in which it determined that all challenged claims of the Deep Green Wireless Patent are obvious and unpatentable. On February 19, 2019, the plaintiff filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. The matter was fully briefed and oral argument was held on February 7, 2020. On March 31, 2020, the Federal Circuit affirmed the final decision by the PTAB with respect to all asserted claims of the Deep Green Wireless Patent. Deep Green has 30 days to petition for rehearing by the Federal Circuit. Deep Green may also petition the Supreme Court to hear the case, provided a petition is filed on the later of 90 days from March 31, 2020 or 90 days from the date of denial of any petition for rehearing.  If Deep Green does not petition for rehearing by the Federal Circuit or for the Supreme Court to hear the case, or if the petition for rehearing is denied, we expect the Deep Green Wireless Litigation will be dismissed.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Ooma | FY2020 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Oregon Tax Litigation

On August 30, 2016, the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period between January 1, 2013 and March 31, 2016 (collectively, the “Assessments”).

The Company believes that the Commerce Clause of the United States Constitution bars the application of the Tax and the Assessments to the Company, since the Company has no employees, property or other indicia of a “substantial nexus” with the State of Oregon. On January 17, 2019, the Regular Division of the Oregon Tax Court heard oral arguments on the parties’ cross motions for summary judgment. During fiscal 2019, the Company paid $0.6 million to the State of Oregon in connection with the Oregon Tax Litigation, of which $0.3 million was charged to the consolidated statement of operations as the amount of loss deemed probable and reasonably estimable, and $0.3 million was recorded as a receivable in other current assets on the consolidated balance sheet for interest and penalties. As of January 31, 2020, the Company determined the $0.3 million receivable was not probable of recovery and charged the amount to general and administrative expense in the consolidated statement of operations.

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments. On April 1, 2020, the Company filed a Notice of Appeal with the Supreme Court of the State of Oregon. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

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

Ooma | FY2020 Form 10-K | 79

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 12:  Business Acquisitions

Broadsmart Global, Inc.

On May 24, 2019, the Company acquired all outstanding stock of Broadsmart, a provider of cloud-based UCaaS solutions based in Florida. The cash consideration transferred for Broadsmart was $7.1 million, net of cash assumed of $0.6 million, and of which approximately $0.9 million will be held in escrow for a period of up to two years. The Company expects Broadsmart will provide scale for the Ooma Office and Ooma Enterprise platforms, which aligns with the Company’s overall enterprise growth strategy.

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

Broadsmart revenue included in the Company’s consolidated statement of operations from the May 24, 2019 acquisition date through January 31, 2020 was approximately $7.0 million. On an unaudited pro forma basis, had the Broadsmart acquisition been included in the Company’s consolidated results of operations beginning February 1, 2018, the Company’s total revenue for fiscal 2020 and 2019 would have approximated $153 million and $138 million, respectively. These pro forma revenue amounts were adjusted to exclude revenue associated with a legacy Broadsmart customer that was not expected to be a continuing customer for the combined entity. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2018, nor do these amounts represent the results that may occur in the future. Actual and pro forma net loss for the Broadsmart acquisition have not been presented because the impact was not material to the Company's consolidated statement of operations.

Acquisition-related transaction costs charged to expense during fiscal 2020 were approximately $0.3 million.

Voxter Communications, Inc.

On March 12, 2018, the Company acquired all outstanding stock of Voxter, a privately-held provider of UCaaS offerings for mid-market and enterprise businesses. The acquisition date fair value consideration transferred for Voxter was approximately $3.9 million, which primarily consisted of cash and common stock. The final purchase price allocation included identifiable intangible assets of approximately $2.1 million, net assets acquired of approximately $0.4 million, deferred tax liabilities of approximately $0.4 million and residual goodwill of approximately $2.0 million, based on the best estimates of management. Acquisition-related transaction costs charged to expense were $0.4 million. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future Ooma Business offerings. Goodwill was not deductible for U.S. or Canadian income tax purposes.

The operating results of the acquired company were included in the Company's consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for the Voxter acquisition have not been presented because it does not have a material impact on the Company's consolidated results of operations.

Ooma | FY2020 Form 10-K | 80

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2020	2019	2018
Numerator
Net loss	$(18,801)	$(14,572)	$(13,121)
Denominator
Weighted-average common shares	21,051,039	19,799,781	18,570,128
Basic and diluted net loss per share	$(0.89)	$(0.74)	$(0.71)

Potentially dilutive securities of approximately 3.2 million, 3.9 million and 4.1 million were excluded from the computation of diluted net loss per share for fiscal 2020, 2019 and 2018, respectively. These dilutive securities included the Company’s RSUs, stock options and shares to be purchased under the ESPP. These shares include the Company’s outstanding RSUs, outstanding stock options and shares to be purchased under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Note 14:  Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. For calendar year 2019, eligible employees could contribute up to a maximum of $19,000 per year, or $25,000 for employees over 50 years of age. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution. The Company’s matching contributions to the plan, which are expensed immediately as compensation costs, were $0.7 million, $0.7 million and $0.5 million in fiscal 2020, 2019 and 2018, respectively.

Note 15:  Restructuring Charges

In October 2019, the Company approved a restructuring plan designed to better align resources around its long-term business strategy. The restructuring provided for the discontinuation of Ooma Smart Cam, given the increased level of competition in the market, accompanied with a small reduction-in-force.

For fiscal 2020, the Company recorded aggregate restructuring charges of $3.1 million in its consolidated statement of operations, which consisted of the following major components (in thousands):

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

The actions associated with the restructuring were completed in the fourth quarter of fiscal 2020, including the pay-out of all restructuring liabilities.

Ooma | FY2020 Form 10-K | 81

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. This annual report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies under the JOBS Act.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

Ooma | FY2020 Form 10-K | 82

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2020, which we refer to as our 2020 Proxy Statement, and is incorporated herein by reference. The Company has a “Code of Ethics and Business Conduct for Employees, Officers and Directors” that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and our Board of Directors. A copy of this code is available on our website at http://investors.ooma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct for Employees, Officers and Directors by posting such information on our investor relations website under the heading “Corporate Governance—Governance Documents” at http://investors.ooma.com.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2020 Proxy Statement and is incorporated herein by reference.

Ooma | FY2020 Form 10-K | 83

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2020 Form 10-K | 84

EXHIBITS

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certification of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated as of April 24, 2015.	S-1	4.2	6/15/2015

4.3	Form of Senior Indenture	S-3	4.2	12/23/2019
4.4	Form of Subordinated Indenture	S-3	4.4	12/23/2019

4.5	Description of Securities	Filed herewith.
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Form of Executive Change in Control and Severance Agreement	S-1	10.6	6/15/2015

10.7+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.8	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.9	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

Ooma | FY2020 Form 10-K | 85

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.10	Sublease Agreement, dated as of September 12, 2017 by and among the Company and Fiserv Solutions, LLC.	8-K	10.1	10/10/2017

10.11+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	06/08/2018

10.12	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma | FY2020 Form 10-K | 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2020	Ooma, Inc.

	By:	/s/ Eric B. Stang
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 13, 2020

/s/ Ravi Narula Ravi Narula	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 13, 2020

/s/ Susan Butenhoff Susan Butenhoff	Director	April 13, 2020

/s/ Alison Davis Alison Davis	Director	April 13, 2020

/s/ Andrew Galligan Andrew Galligan	Director	April 13, 2020

/s/ Peter J. Goettner Peter J. Goettner	Director	April 13, 2020

/s/ Russell Mann Russell Mann	Director	April 13, 2020

/s/ William D. Pearce William D. Pearce	Lead Director	April 13, 2020

Ooma | FY2020 Form 10-K | 87