Form 10-Q
period 2020-04-30
OOMA INC
filed 2020-06-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of May 31, 2020, there were 22.1 million shares of the registrant’s common stock outstanding.

Ooma | FY2021 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	April 30, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,036	$11,680
Short-term investments	14,251	14,384
Accounts receivable, net	5,421	4,591
Inventories	10,293	8,369
Other current assets	9,059	8,992
Total current assets	48,060	48,016
Property and equipment, net	5,006	5,270
Operating lease right-of-use assets	7,557	8,057
Intangible assets, net	6,491	6,818
Goodwill	4,264	4,264
Other assets	8,712	8,186
Total assets	$80,090	$80,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,355	$8,499
Accrued expenses and other current liabilities	17,439	22,576
Deferred revenue	15,374	15,797
Total current liabilities	44,168	46,872
Long-term operating lease liabilities	4,566	5,150
Other liabilities	148	174
Total liabilities	48,882	52,196
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 22.1 million and 21.7 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	156,840	152,993
Accumulated other comprehensive income	26	14
Accumulated deficit	(125,662)	(124,596)
Total stockholders’ equity	31,208	28,415
Total liabilities and stockholders’ equity	$80,090	$80,611

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2020	April 30, 2019
Revenue:
Subscription and services	$37,616	$31,112
Product and other	2,690	2,895
Total revenue	40,306	34,007

Cost of revenue:
Subscription and services	11,341	9,811
Product and other	3,790	3,763
Total cost of revenue	15,131	13,574
Gross profit	25,175	20,433

Operating expenses:
Sales and marketing	12,446	11,459
Research and development	8,846	8,882
General and administrative	5,028	5,112
Total operating expenses	26,320	25,453
Loss from operations	(1,145)	(5,020)
Interest and other income, net	79	258
Loss before income taxes	(1,066)	(4,762)
Income tax benefit	—	22
Net loss	$(1,066)	$(4,740)

Net loss per share of common stock:
Basic and diluted	$(0.05)	$(0.23)
Weighted-average shares of common stock outstanding:
Basic and diluted	21,897,694	20,479,739

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2020	April 30, 2019
Cash flows from operating activities:
Net loss	$(1,066)	$(4,740)
Adjustments to reconcile net loss to net cash used in by operating activities:
Stock-based compensation expense	3,008	2,982
Depreciation and amortization of capital expenditures	713	652
Amortization of intangible assets	326	207
Non-cash operating lease expense	794	446
Other	30	(126)
Changes in operating assets and liabilities:
Accounts receivable, net	(830)	62
Inventories and deferred inventory costs	(1,698)	(651)
Prepaid expenses and other assets	(670)	(1,005)
Accounts payable and other liabilities	(3,006)	(3,141)
Deferred revenue	(449)	(430)
Net cash used in operating activities	(2,848)	(5,744)

Cash flows from investing activities:
Purchases of short-term investments	(9,015)	(15,345)
Proceeds from maturities and sales of short-term investments	9,186	16,969
Capital expenditures	(762)	(602)
Net cash (used in) provided by investing activities	(591)	1,022

Cash flows from financing activities:
Proceeds from issuance of common stock	1,267	1,454
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(472)	(730)
Net cash provided by financing activities	795	724
Net decrease in cash and cash equivalents	(2,644)	(3,998)
Cash and cash equivalents at beginning of period	11,680	15,370
Cash and cash equivalents at end of period	$9,036	$11,372

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208

BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024

(1) Additional paid-in capital
(2) Accumulated other comprehensive income (loss)

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers, delivered from its smart cloud-based software-as-a-service (“SaaS”) and unified-communications-as-a-service (“UCaaS”) platforms. The Company is headquartered in Sunnyvale, California.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2021 and fiscal 2020 refer to the fiscal year ending January 31, 2021 and the fiscal year ended January 31, 2020, respectively.

Principles of Presentation and Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020 (“Annual Report”).

These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the Company’s financial position, its results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending January 31, 2021. The condensed consolidated balance sheet as of January 31, 2020 included herein was derived from the audited financial statements as of that date.

The condensed consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred commissions, valuation of goodwill and intangible assets, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. The Company bases its estimates and assumptions on historical experience, where applicable, and other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

Significant Accounting Policies.  The Company’s significant accounting policies are disclosed in its Annual Report.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive loss have been omitted.

Ooma | FY2021 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Adopted Accounting Standards

Financial Instruments-Credit Losses. On February 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the legacy incurred loss impairment model with an expected credit loss model. The Company’s accounts receivable, convertible note receivable and available-for-sale debt securities are subject to this standard. The standard was adopted using the modified retrospective transition method, with no adjustment to accumulated deficit. Adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The Company will continue to actively monitor the impact of the COVID-19 pandemic on its estimate of expected credit losses.

Fair Value Measurement.  On February 1, 2020, the Company adopted ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. Adoption did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

Income Taxes.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain aspects of the accounting for income taxes as well as clarifies and amends existing guidance to improve consistent application. The amendment is effective for the Company beginning fiscal 2022. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

Ooma | FY2021 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company’s revenue for the three months ended April 30, 2020 and 2019 are presented in accordance with the provisions under Topic 606. The Company derives its revenue from two sources:

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

Refer to the Company’s Annual Report for additional information regarding its revenue recognition policy.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Subscription and services revenue	$37,616	$31,112
Product and other revenue	2,690	2,895
Total revenue	$40,306	$34,007

The Company derived approximately 55% and 64% of its total revenue from Ooma Residential and approximately 43% and 33% from Ooma Business for the three months ended April 30, 2020 and 2019, respectively. No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

As of April 30, 2020, one customer accounted for 22% of the Company’s net accounts receivable balance. As of January 31, 2020, no single customer accounted for 10% or more of net accounts receivable.

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

Deferred revenue consisted of the following (in thousands):

	As of
	April 30, 2020	January 31, 2020
Subscription and services	$15,430	$15,892
Product and other	92	79
Total deferred revenue	$15,522	15,971
Less: current deferred revenue	15,374	15,797
Non-current deferred revenue included in other long-term liabilities	$148	$174

During the three months ended April 30, 2020, the Company recognized revenue of approximately $9.3 million pertaining to amounts deferred as of January 31, 2020. As of April 30, 2020, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first quarter of fiscal 2021, as well as amounts recorded during fiscal 2020 for annual contracts.

Remaining Performance Obligations. As of April 30, 2020, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $6.0 million. The Company expects to recognize revenue on approximately 55% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2021 Form 10-Q | 9

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of April 30, 2020			Balance as of January 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$5,038	$—	$5,038	$4,822	$—	$4,822
Total cash equivalents	$5,038	$—	$5,038	$4,822	$—	$4,822
Cash			3,998			6,858
Total cash and cash equivalents			$9,036			$11,680

Short-term investments:
U.S. treasury securities	$9,995	$—	$9,995	$4,492	$—	$4,492
Corporate debt securities	—	2,127	2,127	—	3,504	3,504
Commercial paper	—	1,522	1,522	—	5,482	5,482
Asset-backed securities	—	607	607	—	906	906
Total short-term investments	$9,995	$4,256	$14,251	$4,492	$9,892	$14,384

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At April 30, 2020 and January 31, 2020, cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The Company had no Level 3 assets or liabilities for the periods presented.

The following table classifies the Company’s short-term investments by contractual maturities (in thousands):

	As of
	April 30, 2020	January 31, 2020
Due in one year or less	$13,922	$13,145
Due after one year to two years	329	1,239
Total	$14,251	$14,384

Ooma | FY2021 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2020	January 31, 2020
Finished goods	$8,714	$6,988
Raw materials	1,579	1,381
Total inventory	$10,293	$8,369

Acquired intangible assets

	As of
	April 30, 2020	January 31, 2020
Customer relationships	$5,587	$5,841
Developed technology	571	622
Trade names	333	355
Total intangible assets	$6,491	$6,818

Amortization expense for acquired intangible assets was $0.3 million and $0.2 million for the three months ended April 30, 2020 and 2019, respectively.

Other assets

	As of
	April 30, 2020	January 31, 2020
Prepaid expenses	$3,039	$2,739
Deferred sales commissions, current	3,060	2,525
Convertible note receivable, including accrued interest	1,489	1,453
Deferred inventory costs	641	867
Other current assets	830	1,408
Total other current assets	$9,059	$8,992

Deferred sales commissions, non-current	$8,005	$7,412
Other non-current assets	707	774
Total other non-current assets	$8,712	$8,186

Deferred Sales Commissions.   Amortization expense for deferred sales commissions was $0.8 million and $0.4 million for the three months ended April 30, 2020 and 2019, respectively. To date, there have been no material impairment losses related to the costs capitalized.

Global Telecomm Corporation.   In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation, a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually, that will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. The Company has partnered with GTC on certain research and development and inventory procurement activities. GTC is considered a variable interest entity (“VIE”) for accounting purposes. However, the Company is not required to consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of April 30, 2020 and January 31, 2020, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable and associated interest receivable. For all periods presented, the Company had no other variable interests in VIEs.

Ooma | FY2021 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

GTC is a related party of Ooma as a result of the convertible note. As of April 30, 2020 and January 31, 2020, the Company recorded inventory prepayments to GTC of $0.8 million and $0.5 million, respectively, included in other current assets on the consolidated balance sheet. As of April 30, 2020 and January 31, 2020, the Company’s non-cancelable purchase commitments with GTC were $1.9 million and $2.2 million, respectively.

Accrued expenses and other current liabilities

	As of
	April 30, 2020	January 31, 2020
Regulatory fees and taxes	$4,804	$4,777
Payroll and related expenses	4,443	8,942
Short-term operating lease liabilities	3,819	3,263
Customer sales incentives	1,079	1,293
Other	3,294	4,301
Total accrued expenses	$17,439	$22,576

Ooma | FY2021 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2020	January 31, 2020
Assets
Operating lease right-of-use assets	$7,557	$8,057
Total leased assets	$7,557	$8,057
Liabilities
Short-term operating lease liabilities	$3,819	$3,263
Long-term operating lease liabilities	4,566	5,150
Total lease liabilities	$8,385	$8,413

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

During the three months ended April 30, 2020 and 2019, the Company incurred total lease costs of $1.2 million and $0.8 million, respectively, in its consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$431	$526
Right-of-use assets recognized in exchange for new operating lease obligations	$303	$120

As of April 30, 2020, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2020
2021 - remainder of fiscal year	$2,917
2022	3,949
2023	1,565
2024	314
2025	200
Total lease payments	8,945
Less: imputed interest	(560)
Present value of lease liabilities	$8,385

Ooma | FY2021 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

The Company has a stock-based compensation plan pursuant to which it has granted stock options and RSUs. The Company also maintains its 2015 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

Stock Options. Stock option activity for the three months ended April 30, 2020 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2020	1,416	$7.35	$8,530
Granted	129	$10.52
Exercised	(44)	$1.57
Canceled	(9)	$3.19
Balance as of April 30, 2020	1,492	$7.82	$6,340
Vested and exercisable as of April 30, 2020	1,234	$6.97	$6,155

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2020 and 2019 was $0.4 million and $0.3 million, respectively. The weighted average grant date fair value of options granted during the three months ended April 30, 2020 and 2019 was $4.68 and $7.13 per share, respectively.

Restricted Stock Units.  RSU activity for the three months ended April 30, 2020 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2020	1,657	$12.82
Granted	644	$10.55
Vested	(224)	$10.94
Canceled	(29)	$13.04
Balance as of April 30, 2020	2,048	$12.31

Employee Stock Purchase Plan.  During each of the three months ended April 30, 2020 and 2019, employees purchased 0.1 million shares at a weighted purchase price of $9.98 and $9.86 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Cost of revenue	$254	$285
Sales and marketing	481	446
Research and development	1,051	1,096
General and administrative	1,222	1,155
Total stock-based compensation expense	$3,008	$2,982

As of April 30, 2020, there was $26.5 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and stock purchase rights under the Company’s ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

Ooma | FY2021 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense during the three months ended April 30, 2020 and an income tax benefit of $22,000 during the three months ended April 30, 2019, primarily associated with state taxes and the Company’s acquisition of Voxter in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of April 30, 2020, the Company had unrecognized tax benefits of $6.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2020 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2020.

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

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was signed into law. The CARES Act included provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2020	April 30, 2019
Numerator
Net loss	$(1,066)	$(4,740)
Denominator
Weighted-average common shares	21,897,694	20,479,739
Basic and diluted net loss per share	$(0.05)	$(0.23)

Potentially dilutive securities of approximately 3.8 million and 4.4 million were excluded from the computation of diluted net loss per share for the three months ended April 30, 2020 and 2019, respectively. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2021 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10:  Commitments and Contingencies

Purchase Commitments.  As of April 30, 2020 and January 31, 2020, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $5.9 million and $4.0 million, respectively.

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

As of April 30, 2020, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC (“Deep Green”) filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint seeks unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. In February 2017, the Court granted the Company’s motion to transfer the case to the Northern District of California, which proceeding has been stayed pending the outcome of an inter partes review of the Deep Green Wireless Patent by the United States Patent Trial and Appeal Board (“PTAB”).  On December 17, 2018, the PTAB issued its final decision regarding the claims at issue in the Deep Green Wireless Litigation, in which it determined that all challenged claims of the Deep Green Wireless Patent are obvious and unpatentable. On February 19, 2019, the plaintiff filed a Notice of Appeal to the Court of Appeals for the Federal Circuit. The matter was fully briefed and oral argument was held on February 7, 2020. On March 31, 2020, the Federal Circuit affirmed the final decision by the PTAB with respect to all asserted claims of the Deep Green Wireless Patent. On April 30, 2020, Deep Green filed a Combined Petition for Panel Rehearing and Rehearing En Banc in the Federal Circuit, and on June 2, 2020, the Federal Circuit denied Deep Green’s petition. Deep Green has 90 days to petition the Supreme Court to hear the case.

Based on the Company’s current knowledge, the Company has determined that the amount of any material loss or range of any losses that is reasonably possible to result from the Deep Green Wireless Litigation is not estimable.

Ooma | FY2021 Form 10-Q | 16

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

Through January 31, 2020, the Company has recorded cumulative charges of $0.6 million as its best estimate of probable loss related to the Assessments. No additional charges were recorded during the three months ended April 30, 2020.

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

Ooma | FY2021 Form 10-Q | 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2020 filed with the SEC on April 14, 2020. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then accelerate growth by offering new and innovative connected services to our user base. Our customers adopt our platforms by making a one-time purchase of one of our on-premise appliances, connecting the appliance to the internet, and activating services, for which they primarily pay subscription fees on a monthly basis. We believe we have achieved high levels of customer retention and loyalty by delivering exceptional quality and customer satisfaction.

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

First Quarter Fiscal 2021 Financial Performance

•	Total revenue was $40.3 million, up 19% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 54% year-over-year, reflecting both organic and acquisition-related growth of our business.
•	Total gross margin was 62%, up from 60% in the prior year quarter.
•	Net loss was $1.1 million, improved from a loss of $4.7 million in the prior year quarter, reflecting our continued focus on controlling costs and improving operational efficiencies.
•	Adjusted EBITDA was $3.0 million, compared to a loss of $0.5 million in the prior year quarter.
•

As of April 30, 2020, we had total cash, cash equivalents and short-term investments of $23.3 million, compared to $26.1 million as of January 31, 2020. Cash usage was largely driven by the timing of payments.

Ooma | FY2021 Form 10-Q | 18

COVID-19 Update

In December 2019, a novel coronavirus disease known as COVID-19 was reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The worldwide spread of COVID-19 has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.

During the first quarter of fiscal 2021, we have remained focused on executing our growth strategy, while also adapting to the changes in our market environment and business activities driven by the global pandemic. Most of our employees have transitioned to work-from-home operations and we have canceled all non-essential business travel by our employees, which have changed how we operate our business.  Inside sales and online sales functions were less affected, but sales through face-to-face channels and through retailers became more challenging.

Our financial results for the first quarter were not significantly impacted by the COVID-19 pandemic; however, the severity and duration of the pandemic and its impact on our operations remains uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods. For example, during March and April 2020, we saw our customer churn rate increase slightly, which we believe was primarily due to the impact of the COVID-19 pandemic on the economy. While we have seen some stabilization in churn rates in May 2020, customer churn could further increase in future quarters as a result of the effects of the pandemic.

A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further impact our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which will likely materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	Three Months Ended
	April 30, 2020	April 30, 2019
Core users	1,049	985
Annualized exit recurring revenue (AERR)	$145,551	$121,200
Net dollar subscription retention rate	100%	99%

Core Users increased year-over-year, which was primarily driven by growth in business users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

Annualized Exit Recurring Revenue grew 20% year-over-year due to an increase in the average revenue per core user, which was largely driven by an increase in business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate was 100% for the first quarter of fiscal 2021, driven by growth in average revenue per user and retention rate. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Ooma | FY2021 Form 10-Q | 19

Adjusted EBITDA

In addition, we use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, non-cash income tax benefit, depreciation and amortization, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, and certain costs that are not representative of the ordinary course of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of non-cash income tax benefits, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, and certain litigation costs that are not recurring in nature;

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
GAAP net loss	$(1,066)	$(4,740)
Reconciling items:
Interest and other income, net	(79)	(258)
Income tax benefit	—	(22)
Depreciation and amortization of capital expenditures	713	652
Amortization of acquired intangible assets and acquisition-related costs	326	243
Stock-based compensation and related taxes	3,134	3,123
Litigation costs	—	534
Adjusted EBITDA	$3,028	$(468)

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

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers, and to a lesser extent from porting fees we charge our customers to enable them to transfer their existing phone numbers to Ooma Business or Residential. We expect our product and other revenue to decline on a year-over-year basis.

Ooma | FY2021 Form 10-Q | 20

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

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including the costs we pay to third-party telecommunications providers, the timing of capital expenditures and related depreciation charges, and changes in our headcount. We expect our subscription and services gross margin to increase over the long-term, primarily as we achieve scale efficiencies and as our business revenue becomes a larger portion of total subscription revenue.

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

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, allocated costs of facilities and information technology, software tools and product certification. We expect our research and development expenses to remain relatively unchanged as a percentage of total revenue.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors. In addition, it includes professional service fees, legal fees, acquisition-related transaction costs and earn-outs, and allocated costs of facilities and information technology. We expect our general and administrative expenses to remain relatively unchanged as a percentage of total revenue.

Ooma | FY2021 Form 10-Q | 21

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Revenue:
Subscription and services	$37,616	$31,112
Product and other	2,690	2,895
Total revenue	40,306	34,007

Cost of revenue:
Subscription and services	11,341	9,811
Product and other	3,790	3,763
Total cost of revenue	15,131	13,574
Gross profit	25,175	20,433

Operating expenses:
Sales and marketing	12,446	11,459
Research and development	8,846	8,882
General and administrative	5,028	5,112
Total operating expenses	26,320	25,453
Loss from operations	(1,145)	(5,020)
Interest and other income, net	79	258
Loss before income taxes	(1,066)	(4,762)
Income tax benefit	—	22
Net loss	$(1,066)	$(4,740)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Cost of revenue	$270	$304
Sales and marketing	505	475
Research and development	1,095	1,155
General and administrative	1,264	1,189
Total stock-based compensation and related taxes	$3,134	$3,123

Ooma | FY2021 Form 10-Q | 22

Comparison of the three months ended April 30, 2020 and 2019 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2020	April 30, 2019	Change
Revenue:
Subscription and services	$37,616	$31,112	$6,504	21%
Product and other	2,690	2,895	(205)	(7)%
Total revenue	$40,306	$34,007	$6,299	19%
Percentage of revenue:
Subscription and services	93%	91%
Product and other	7%	9%
Total	100%	100%

We derived approximately 55% and 64% of our total revenue from Ooma Residential and approximately 43% and 33% from Ooma Business for the three months ended April 30, 2020 and 2019, respectively.

Subscription and services revenue increased $6.5 million or 21% year-over-year, primarily driven by a 6% increase in our core users to approximately 1,049,000 as of April 2020 from approximately 985,000 as of April 2019. Ooma Business revenue grew 54% year-over-year, reflecting both organic and acquisition-related growth of our business. Ooma Residential revenue grew 4% year-over-year with combined subscription and services revenue from both Ooma Business and Residential growing 22% year-over-year.

Product and other revenue decreased $0.2 million or 7% year-over-year, primarily driven by a decline in sales of Ooma Residential accessories, reflecting the discontinuation of Smart Cam in the third quarter of fiscal 2020, that was offset in part by growth in Ooma Business products.

Cost of Revenue and Gross Margin

	Three Months Ended
	April 30, 2020	April 30, 2019	Change
Cost of revenue:
Subscription and services	$11,341	$9,811	$1,530	16%
Product and other	3,790	3,763	27	1%
Total cost of revenue	$15,131	$13,574	$1,557	11%
Gross profit:
Subscription and services	$26,275	$21,301	$4,974	23%
Product and other	(1,100)	(868)	(232)	27%
Total	$25,175	$20,433	$4,742	23%
Gross margin:
Subscription and services	70%	68%
Product and other	(41)%	(30)%
Total	62%	60%

Subscription and services gross margin of 70% increased year-over-year from 68%, primarily due to the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue for the three months ended April 30, 2020 increased $1.5 million year-over-year, reflecting a $1.0 million increase in telecom and network infrastructure costs and a $0.4 million increase in employee and consultant related costs. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and acquisition-related growth of our business.

Product and other revenue gross margin of negative 41% declined year-over-year from negative 30% primarily due to an increase in freight and other charges. We have increased our inventory levels during the quarter to meet our customer’s and partner's needs in the current socio-economic environment.

Ooma | FY2021 Form 10-Q | 23

Operating Expenses

	Three Months Ended
	April 30, 2020	April 30, 2019	Change
Sales and marketing	$12,446	$11,459	$987	9%
Research and development	8,846	8,882	(36)	NM
General and administrative	5,028	5,112	(84)	(2)%
Total operating expenses	$26,320	$25,453	$867	3%

NM = not meaningful

Sales and marketing expenses for the three months ended April 30, 2020 increased $1.0 million or 9% year-over-year, primarily due to a $0.7 million increase in commissions expense, a $0.4 million increase in personnel related costs, driven by higher headcount, and a $0.2 million increase in intangible asset amortization associated with acquired Broadsmart customer relationships, which were offset in part by a decrease in spending for marketing and advertising activities as we managed costs in response to the COVID-19 pandemic.

Research and development expenses for the three months ended April 30, 2020 were comparable to the prior year quarter.

General and administrative expenses for the three months ended April 30, 2020 decreased $0.1 million or 2% year-over-year, due to a $0.5 million decrease in legal costs, that was offset in part by a $0.3 million increase in personnel related costs, driven by higher headcount. The decrease in legal costs was primarily attributable to the absence of costs associated with certain litigation proceedings that were settled in fiscal 2020.

Ooma | FY2021 Form 10-Q | 24

Liquidity and Capital Resources

As of April 30, 2020, we had $23.3 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, and the impact of COVID-19 pandemic on these or other factors.

We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the second quarter of fiscal 2020, we completed the acquisition of Broadsmart for approximately $7.1 million, net of cash acquired of $0.6 million.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Net cash used in operating activities	$(2,848)	$(5,744)
Net cash (used in) provided by investing activities	(591)	1,022
Net cash provided by financing activities	795	724
Net decrease in cash and cash equivalents	$(2,644)	$(3,998)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2020	April 30, 2019
Net loss	$(1,066)	$(4,740)
Non-cash charges	4,871	4,161
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(830)	62
Increase in inventories and deferred inventory costs	(1,698)	(651)
Increase in other assets	(670)	(1,005)
Decrease in accounts payable and other liabilities	(3,006)	(3,141)
Decrease in deferred revenue	(449)	(430)
Net cash used in operating activities	$(2,848)	$(5,744)

For the three months ended April 30, 2020, our net loss of $1.1 million included non-cash charges of $4.9 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2020 included:

•	an increase of $1.7 million in inventories to scale our business and mitigate the risk of supplier shortages related to the COVID-19 pandemic
•	an increase of $0.7 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions
•	a net decrease of $3.0 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash used in operating activities for the three months ended April 30, 2020 decreased $2.9 million year-over-year, which primarily reflected a decrease in net loss as well as working capital impacts resulting from the timing of payments.

Investing Activities

For the three months ended April 30, 2020, cash used in investing activities was $0.6 million, which consisted of purchases of short-term investments of $9.0 million and capital expenditures of $0.8 million, which were offset in part by proceeds of $9.2 million from maturities and sales of short-term investments. Cash used in investing activities for the three months ended April 30, 2020 increased by $1.6 million year-over-year, which primarily reflected a decrease in net proceeds associated with short-term investments and higher capital expenditures.

Ooma | FY2021 Form 10-Q | 25

Financing Activities

For the three months ended April 30, 2020, cash provided by financing activities was $0.8 million, which consisted of proceeds of $1.3 million from the issuance of common stock related to our ESPP and stock option exercises, offset by payments of $0.5 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities for the three months ended April 30, 2020 was comparable to the respective prior year period.

Contractual Obligations and Commitments

As of April 30, 2020, our total future expected payment obligations under non-cancelable operating leases with terms longer than one year were approximately $8.9 million. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements for a table of contractual obligations, including payments due by period.

As of April 30, 2020, non-cancelable purchase commitments with our contract manufacturers and other parties totaled approximately $5.9 million.

Off-Balance Sheet Arrangements

We do not have any material relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our use of estimates or other critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Ooma | FY2021 Form 10-Q | 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of fiscal 2021. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of April 30, 2020, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ooma | FY2021 Form 10-Q | 27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 10: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

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

The ongoing COVID-19 pandemic could materially impact our business in a number of ways. Many state and local governments in the U.S. have issued “shelter in place” or “stay at home” orders that generally require residents remain in their homes, subject to certain exceptions for essential services. For example, in California, where our corporate headquarters, local sales office and warehouse are located, a “stay at home” order is currently in effect that requires the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Additional states have implemented similar orders, and while some states are in the process of gradually relaxing these orders, it remains possible that the ongoing pandemic could force these states to re-issue such orders in the coming weeks and months. We cannot anticipate the extent to which the pandemic and government mandates will affect our operations.

The pandemic has impacted, and could continue to impact, our global supply chain network and cause extended shutdowns of businesses. In addition, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business.  Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Furthermore, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, has increased and could continue to increase as a result of the effects of the pandemic such as increased price competition or a reduction in customer or partner spending. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchase orders for our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales.

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

Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

Ooma | FY2021 Form 10-Q | 28

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

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to 3 years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term.  Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, so any increased churn in business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and an increase in the cost we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. In addition, any economic downturn resulting from the COVID-19 pandemic could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

Our business is susceptible to a broad array of market forces, and any of our efforts to mitigate risk of customer churn due to one factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

Ooma | FY2021 Form 10-Q | 29

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

We currently sell Ooma Residential and Ooma Business through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships, such as Sprint. A significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain relationships with current retailers and reseller partners, fail to develop relationships with new retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer. Furthermore, if any of these retailers or reseller partners are negatively impacted by the effects of the COVID-19 pandemic, including declaring bankruptcy, or otherwise affected by strategic transactions, such as the merger between Sprint and T-Mobile, our sales may also be adversely impacted as a result.

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

Ooma | FY2021 Form 10-Q | 30

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

If problems occur with any of these third-party network or service providers, it may cause errors or reduced quality in our services, and we could encounter difficulty identifying the source of the problem. These third-party network or service providers could be adversely impacted or overloaded by the large increase in traffic caused by the COVID-19 pandemic, which could increase our exposure to damage from service interruptions. The occurrence of errors or reduced quality in our service, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our services, termination of our relationships and agreements with our resellers or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

Ooma | FY2021 Form 10-Q | 31

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

Because our technology platforms are complex, incorporate a variety of new computer hardware, and the platforms continue to evolve, our services may have errors or defects that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. Furthermore, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

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

Ooma | FY2021 Form 10-Q | 32

A security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future, especially as a result of a reported increase in the incidents of cybersecurity attacks in connection with the COVID-19 pandemic. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected Smart Security sensors and our partner's connected devices, such as Nest's devices, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Ooma | FY2021 Form 10-Q | 33

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

Ooma | FY2021 Form 10-Q | 34

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high‑quality service, our reputation and our business will be harmed, and we may be exposed to significant liability.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. The ability to support our customers has been hampered by the ongoing COVID-19 pandemic, and may be in the future disrupted by the COVID-19 pandemic as well as other natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

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

Ooma | FY2021 Form 10-Q | 35

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

Ooma | FY2021 Form 10-Q | 36

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $18.8 million in fiscal 2020. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. We used cash in operations of $7.6 million for fiscal 2020 and may continue to have negative operating cash flow in the future as a result of our increased expenditures and the adverse impact from the COVID-19 pandemic. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma | FY2021 Form 10-Q | 37

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

Ooma | FY2021 Form 10-Q | 38

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

During 2019, the U.S. Administration announced new and increased tariffs on certain Chinese imported goods, and China has imposed tariffs in response to the actions of the U.S.  Such actions subject a wide range of our products to tariffs and increased existing tariffs on certain of our products, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed certain other related tariffs, we cannot assure you that the U.S. Administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

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

A significant portion of our revenues today come from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have more limited financial resources than larger entities. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. Any economic downturn resulting from the COVID-19 pandemic could decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Although the U.S.

Ooma | FY2021 Form 10-Q | 39

government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Ooma | FY2021 Form 10-Q | 40

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. Any debt financing, we secure in the future could involve restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and the trading price of our common stock would likely decline. Additionally, any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline.

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

Ooma | FY2021 Form 10-Q | 41

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

Ooma | FY2021 Form 10-Q | 42

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights, such as the Deep Green Wireless Litigation described in Note 10: Commitments and Contingencies in the accompanying notes to our condensed consolidated financial statements. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Ooma | FY2021 Form 10-Q | 43

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

Ooma | FY2021 Form 10-Q | 44

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

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, and employee or other theft, as well as third-party provider failures. Our exposure to these vulnerabilities may be increased due to the effects of the COVID-19 pandemic.  Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

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

Ooma | FY2021 Form 10-Q | 45

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

Ooma | FY2021 Form 10-Q | 46

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

Our corporate headquarters, offices and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics (including the ongoing COVID-19 pandemic, which has disrupted and is expected to continue to disrupt our operations, including our sales activities), cyber-attack, war, political or civil unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Ooma | FY2021 Form 10-Q | 47

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

Ooma | FY2021 Form 10-Q | 48

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

Ooma | FY2021 Form 10-Q | 49

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

Ooma | FY2021 Form 10-Q | 50

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

Ooma | FY2021 Form 10-Q | 51

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our service. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of

Ooma | FY2021 Form 10-Q | 52

operations and our relationships with our customers. We have seen an increase in the number and frequency of such state and local tax authority challenges, audits and related demands, which we are defending against vigorously. For example, on November 28, 2016, Ooma filed a complaint against the Oregon Department of Revenue contesting a tax assessment against the Company for the Oregon Emergency Communications Tax, to which the Department of Revenue alleges we are subject. See Note 10: Commitments and Contingencies of the accompanying notes of our condensed consolidated financial statements.

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

Risks Related to Being a Public Company

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our compliance costs, and has made and will continue to make some activities more difficult, time-consuming or costly, and place significant demands on our financial and operational resources, as well as IT systems.

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

Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting as of January 31, 2021, which is the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act (“JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and NYSE.

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

Ooma | FY2021 Form 10-Q | 53

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

Ooma | FY2021 Form 10-Q | 54

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. While the Delaware Supreme Court recently determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act of 1933, as amended, against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

Our stock price has been and will likely continue to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including as a result of public health crises, such as the ongoing COVID-19 pandemic.

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

Ooma | FY2021 Form 10-Q | 55

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

Ooma | FY2021 Form 10-Q | 56

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

Ooma | FY2021 Form 10-Q | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 9, 2020	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2021 Form 10-Q | 58