Form 10-Q
period 2020-07-31
OOMA INC
filed 2020-09-04
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of August 31, 2020, there were 22.4 million shares of the registrant’s common stock outstanding.

Ooma | FY2021 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	July 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,889	$11,680
Short-term investments	14,453	14,384
Accounts receivable, net	4,264	4,591
Inventories	9,249	8,369
Other current assets	9,896	8,992
Total current assets	48,751	48,016
Property and equipment, net	4,876	5,270
Operating lease right-of-use assets	6,759	8,057
Intangible assets, net	6,165	6,818
Goodwill	4,264	4,264
Other assets	9,818	8,186
Total assets	$80,633	$80,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,836	$8,499
Accrued expenses and other current liabilities	21,514	22,576
Deferred revenue	16,270	15,797
Total current liabilities	42,620	46,872
Long-term operating lease liabilities	3,681	5,150
Other liabilities	119	174
Total liabilities	46,420	52,196
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 22.4 million and 21.7 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	160,215	152,993
Accumulated other comprehensive income	23	14
Accumulated deficit	(126,029)	(124,596)
Total stockholders’ equity	34,213	28,415
Total liabilities and stockholders’ equity	$80,633	$80,611

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenue:
Subscription and services	$38,500	$34,469	$76,116	$65,581
Product and other	2,912	2,874	5,602	5,769
Total revenue	41,412	37,343	81,718	71,350

Cost of revenue:
Subscription and services	11,615	11,213	22,956	21,024
Product and other	4,295	3,810	8,085	7,573
Total cost of revenue	15,910	15,023	31,041	28,597
Gross profit	25,502	22,320	50,677	42,753

Operating expenses:
Sales and marketing	11,779	12,834	24,225	24,293
Research and development	9,050	9,597	17,896	18,479
General and administrative	5,222	5,168	10,250	10,280
Total operating expenses	26,051	27,599	52,371	53,052
Loss from operations	(549)	(5,279)	(1,694)	(10,299)
Interest and other income, net	182	280	261	538
Loss before income taxes	(367)	(4,999)	(1,433)	(9,761)
Income tax benefit	—	16	—	38
Net loss	$(367)	$(4,983)	$(1,433)	$(9,723)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.24)	$(0.06)	$(0.47)
Weighted-average shares of common stock outstanding:
Basic and diluted	22,232,176	20,849,935	22,066,771	20,667,905

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2020	July 31, 2019
Cash flows from operating activities:
Net loss	$(1,433)	$(9,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,098	6,393
Depreciation and amortization of capital expenditures	1,469	1,347
Amortization of intangible assets	652	516
Non-cash operating lease expense	1,592	899
Other	24	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	327	43
Inventories and deferred inventory costs	(524)	(1,389)
Prepaid expenses and other assets	(1,818)	(2,303)
Accounts payable and other liabilities	(7,140)	(2,139)
Deferred revenue	418	425
Net cash used in operating activities	(335)	(6,155)

Cash flows from investing activities:
Purchases of short-term investments	(12,013)	(19,196)
Proceeds from maturities and sales of short-term investments	11,986	32,046
Capital expenditures	(1,508)	(1,632)
Business acquisition, net of cash assumed	—	(7,073)
Net cash (used in) provided by investing activities	(1,535)	4,145

Cash flows from financing activities:
Proceeds from issuance of common stock	1,901	1,808
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(822)	(730)
Payment of acquisition-related holdback	—	(420)
Net cash provided by financing activities	1,079	658
Net decrease in cash and cash equivalents	(791)	(1,352)
Cash and cash equivalents at beginning of period	11,680	15,370
Cash and cash equivalents at end of period	$10,889	$14,018

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208
Issuance of common stock under equity-based plans	635	—	—	635
Shares repurchased for tax withholdings on RSU vesting	(350)	—	—	(350)
Stock-based compensation	3,090	—	—	3,090
Changes in comprehensive income	—	(3)	—	(3)
Net loss	—	—	(367)	(367)
BALANCE - July 31, 2020	$160,219	$23	$(126,029)	$34,213

BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024
Issuance of common stock under equity-based plans	354	—	—	354
Stock-based compensation	3,411	—	—	3,411
Changes in comprehensive income	—	5	—	5
Net loss	—	—	(4,983)	(4,983)
BALANCE - July 31, 2019	$146,323	$6	$(115,518)	$30,811

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

Ooma | FY2021 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company’s revenue is presented in accordance with the provisions under Topic 606. The Company derives its revenue from two sources:

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Subscription and services revenue	$38,500	$34,469	$76,116	$65,581
Product and other revenue	2,912	2,874	5,602	5,769
Total revenue	$41,412	$37,343	$81,718	$71,350

The Company derived approximately 55% and 59% of its total revenue from Ooma Residential and approximately 43% and 38% from Ooma Business for the three months ended July 31, 2020 and 2019, respectively. The Company derived approximately 55% and 62% of its total revenue from Ooma Residential and approximately 43% and 36% from Ooma Business for the six months ended July 31, 2020 and 2019, respectively.

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

As of July 31, 2020, one customer accounted for 15% of the Company’s net accounts receivable balance. As of January 31, 2020, no single customer accounted for 10% or more of net accounts receivable.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

Deferred revenue consisted of the following (in thousands):

	As of
	July 31, 2020	January 31, 2020
Subscription and services	$16,316	$15,892
Product and other	73	79
Total deferred revenue	$16,389	15,971
Less: current deferred revenue	16,270	15,797
Non-current deferred revenue included in other long-term liabilities	$119	$174

During the three and six months ended July 31, 2020, the Company recognized revenue of approximately $3.0 million and $12.3 million, respectively, pertaining to amounts deferred as of January 31, 2020. As of July 31, 2020, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first six months of fiscal 2021, as well as amounts recorded during fiscal 2020 for annual contracts.

Remaining Performance Obligations. As of July 31, 2020, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $8.1 million. The Company expects to recognize revenue on approximately 52% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of July 31, 2020			Balance as of January 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$4,859	$—	$4,859	$4,822	$—	$4,822
Total cash equivalents	$4,859	$—	$4,859	$4,822	$—	$4,822
Cash			6,030			6,858
Total cash and cash equivalents			$10,889			$11,680

Short-term investments:
U.S. treasury securities	$10,496	$—	$10,496	$4,492	$—	$4,492
Corporate debt securities	—	1,826	1,826	—	3,504	3,504
U.S. agency securities	—	1,000	1,000	—	—	—
Commercial paper	—	525	525	—	5,482	5,482
Asset-backed securities	—	606	606	—	906	906
Total short-term investments	$10,496	$3,957	$14,453	$4,492	$9,892	$14,384

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At July 31, 2020 and January 31, 2020, cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The Company had no Level 3 assets or liabilities for the periods presented.

The contractual maturities of short-term investments were as follows (in thousands):

	As of
	July 31, 2020	January 31, 2020
Due in one year or less	$14,123	$13,145
Due after one year to two years	330	1,239
Total	$14,453	$14,384

Ooma | FY2021 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2020	January 31, 2020
Finished goods	$7,098	$6,988
Raw materials	2,151	1,381
Total inventory	$9,249	$8,369

Acquired intangible assets

	As of
	July 31, 2020	January 31, 2020
Customer relationships	$5,334	$5,841
Developed technology	521	622
Trade names	310	355
Total intangible assets	$6,165	$6,818

Amortization expense for acquired intangible assets was $0.3 million for each of the three months ended July 31, 2020 and 2019 and $0.7 million and $0.5 million for the six months ended July 31, 2020 and 2019, respectively.

Other assets

	As of
	July 31, 2020	January 31, 2020
Deferred sales commissions, current	$3,573	$2,525
Prepaid expenses	2,813	2,739
Convertible note receivable, including accrued interest	1,527	1,453
Deferred inventory costs	511	867
Other current assets	1,472	1,408
Total other current assets	$9,896	$8,992

Deferred sales commissions, non-current	$9,154	$7,412
Other non-current assets	664	774
Total other non-current assets	$9,818	$8,186

Deferred Sales Commissions.   Amortization expense for deferred sales commissions was $0.9 million and $0.4 million for the three months ended July 31, 2020 and 2019, respectively, and $1.7 million and $0.8 million for the six months ended July 31, 2020 and 2019, respectively. To date, there have been no material impairment losses related to the costs capitalized.

Global Telecomm Corporation.   In December 2018, the Company invested $1.3 million in cash to Global Telecomm Corporation, a small privately-held technology company, in exchange for an 18-month convertible promissory note, bearing interest at 10% annually, that will convert to shares of GTC common or preferred stock upon the occurrence of certain future events. During the second quarter of fiscal 2021, the Company executed an amended agreement with GTC that extended the maturity date of the convertible promissory note by nine months from June 30, 2020 to March 31, 2021.

The Company has partnered with GTC on certain research and development and inventory procurement activities. GTC is considered a variable interest entity (“VIE”) for accounting purposes. However, the Company is not required to consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of July 31, 2020 and January 31, 2020, the Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable and associated interest receivable. For all periods presented, the Company had no other variable interests in VIEs.

Ooma | FY2021 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

GTC is a related party of Ooma as a result of the convertible note. As of July 31, 2020 and January 31, 2020, the Company recorded inventory prepayments to GTC of $0.3 million and $0.5 million, respectively, included in other current assets on the consolidated balance sheet. As of July 31, 2020 and January 31, 2020, the Company’s non-cancelable purchase commitments with GTC were $0.4 million and $2.2 million, respectively.

Accrued expenses and other current liabilities

	As of
	July 31, 2020	January 31, 2020
Payroll and related expenses	$7,348	$8,942
Regulatory fees and taxes	5,156	4,777
Short-term operating lease liabilities	3,835	3,263
Customer sales incentives	1,090	1,293
Other	4,085	4,301
Total accrued expenses	$21,514	$22,576

Ooma | FY2021 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2020	January 31, 2020
Assets
Operating lease right-of-use assets	$6,759	$8,057
Total leased assets	$6,759	$8,057
Liabilities
Short-term operating lease liabilities	$3,835	$3,263
Long-term operating lease liabilities	3,681	5,150
Total lease liabilities	$7,516	$8,413

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.3 million and $0.9 million for the three months ended July 31, 2020 and 2019, respectively, and $2.5 million and $1.7 million for the six months ended July 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Cash payments for operating leases	$975	527	$1,406	$1,053
Right-of-use assets recognized in exchange for new operating lease obligations	—	—	303	120

As of July 31, 2020, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2020
2021 - remainder of fiscal year	$1,942
2022	3,950
2023	1,565
2024	314
2025	200
Total lease payments	7,971
Less: imputed interest	(455)
Present value of lease liabilities	$7,516

Ooma | FY2021 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

The Company has a stock-based compensation plan pursuant to which it has granted stock options and RSUs. The Company also maintains its 2015 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

Stock Options. Stock option activity for the six months ended July 31, 2020 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2020	1,416	$7.35	$8,530
Granted	133	$10.61
Exercised	(121)	$5.82
Canceled	(9)	$3.19
Balance as of July 31, 2020	1,419	$7.81	$10,430
Vested and exercisable as of July 31, 2020	1,182	$6.99	$9,644

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2020 and 2019 was $0.9 million and $1.8 million, respectively. The weighted average grant date fair value of options granted during the six months ended July 31, 2020 and 2019 was $4.72 and $7.13 per share, respectively.

Restricted Stock Units.  RSU activity for the six months ended July 31, 2020 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2020	1,657	$12.82
Granted	726	$10.87
Vested	(491)	$11.52
Canceled	(45)	$13.12
Balance as of July 31, 2020	1,847	$12.40

Employee Stock Purchase Plan.  During each of the six months ended July 31, 2020 and 2019, employees purchased 0.1 million shares at a weighted purchase price of $9.98 and $9.86 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Cost of revenue	$259	$344	$513	$629
Sales and marketing	485	523	966	969
Research and development	1,074	1,238	2,125	2,334
General and administrative	1,272	1,306	2,494	2,461
Total stock-based compensation expense	$3,090	$3,411	$6,098	$6,393

As of July 31, 2020, there was $24.1 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and stock purchase rights under the Company’s ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 3 years.

Ooma | FY2021 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense during the three and six months ended July 31, 2020. The Company recorded income tax benefits of $16,000 and $38,000 during the three and six months ended July 31, 2019, respectively, primarily associated with state taxes and the Company’s acquisition of Voxter in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2020, the Company had unrecognized tax benefits of $6.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2020 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2020.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Numerator
Net loss	$(367)	$(4,983)	$(1,433)	$(9,723)
Denominator
Weighted-average common shares	22,232,176	20,849,935	22,066,771	20,667,905
Basic and diluted net loss per share	$(0.02)	$(0.24)	$(0.06)	$(0.47)

Potentially dilutive securities of approximately 3.7 million and 4.0 million were excluded from the computation of diluted net loss per share for the three and six months ended July 31, 2020 and 2019, respectively. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2021 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10:  Commitments and Contingencies

Purchase Commitments.  Non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $4.0 million as of July 31, 2020 and January 31, 2020.

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

As of July 31, 2020, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Deep Green Wireless Litigation

On June 8, 2016, plaintiff Deep Green Wireless LLC (“Deep Green”) filed a complaint in the U.S. District Court for the Eastern District of Texas against Ooma, Inc., alleging infringement of U.S. Patent No. RE42,714 (the “Deep Green Wireless Patent”, and such litigation, the “Deep Green Wireless Litigation”). The complaint sought unspecified monetary damages, costs, attorneys’ fees and other appropriate relief. On July 20, 2020, the U.S. District Court for the Northern District of California dismissed the Deep Green Wireless Litigation with prejudice as to Deep Green’s claims against the Company.

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

Through January 31, 2020, the Company recorded and paid cumulative charges of $0.6 million as its best estimate of probable loss related to the Assessments. No additional charges were recorded during the six months ended July 31, 2020.

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

Second Quarter Fiscal 2021 Financial Performance

•	Total revenue was $41.4 million, up 11% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 26% year-over-year, reflecting both organic and acquisition-related growth of our business.
•	Total gross margin was 62%, up from 60% in the prior year quarter.
•	Net loss was $0.4 million, improved from a loss of $5.0 million in the prior year quarter, reflecting our continued focus on controlling costs and improving operational efficiencies.
•	Adjusted EBITDA was $3.7 million, compared to a loss of $0.5 million in the prior year quarter.
•

As of July 31, 2020, we had total cash, cash equivalents and short-term investments of $25.3 million, compared to $26.1 million as of January 31, 2020. Cash usage was largely driven by the timing of payments.

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

During the global pandemic, we have continued to remain focused on executing our growth strategy while also adapting to the changes in our market environment and business activities driven by COVID-19. Since mid-March, we have required our employees to work from home and suspended all non-essential business travel, which changed how we operate our business. Inside sales and online sales functions were less affected, but sales through face-to-face channels and through retailers became more challenging.

Our financial results for the first half of fiscal 2021 were not significantly impacted by COVID-19. However, while our revenue can be relatively predictable as a result of our subscription-based business model, the severity and duration of the pandemic and its impact on our operations remains uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods. For example, between March and July 2020, we saw our customer churn rate increase slightly from pre-COVID-19 levels and experienced some delays in installation services, which we believe was primarily attributable to the impact of the COVID-19 pandemic.

A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further disrupt our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which will likely materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	Six Months Ended
	July 31, 2020	July 31, 2019
Core users	1,053	1,023
Annualized exit recurring revenue (AERR)	$150,076	$135,070
Net dollar subscription retention rate	95%	103%

Core Users increased year-over-year, which was primarily driven by growth in business users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the total number of active residential user accounts and business user extensions.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increase in business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate declined year-over-year primarily due to an atypical increase in our average revenue per core user associated with acquisition-related growth that was not repeated in the second quarter of fiscal 2021, as well as increased user churn related to the COVID-19 pandemic. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Ooma | FY2021 Form 10-Q | 19

Adjusted EBITDA

In addition, we use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, non-cash income tax benefit, depreciation and amortization, amortization of acquired intangible assets and other acquisition-related charges, stock-based compensation and related taxes, and certain costs that are not representative of the ordinary course of our business.

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
GAAP net loss	$(367)	$(4,983)	$(1,433)	$(9,723)
Reconciling items:
Interest and other income, net	(182)	(280)	(261)	(538)
Income tax benefit	—	(16)	—	(38)
Depreciation and amortization of capital expenditures	756	695	1,469	1,347
Amortization of acquired intangible assets and acquisition-related costs	326	486	652	729
Stock-based compensation and related taxes	3,175	3,498	6,309	6,621
Litigation costs	—	72	—	606
Adjusted EBITDA	$3,708	$(528)	$6,736	$(996)

Ooma | FY2021 Form 10-Q | 20

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application, prepaid international calls and installation-related services. We expect our subscription and services revenue to grow as we expand our core user base, driven primarily by Ooma Business.

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers and to a lesser extent from porting fees. We expect our product and other revenue to decline on a year-over-year basis.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, telecom taxes, credit card processing fees, costs to build out and maintain data centers, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support and allocated overhead costs.

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise appliances and end-point devices, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipping and handling costs, tariffs imposed on imported product and allocated overhead costs.

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including revenue mix and fluctuations in the costs described above. We expect our subscription and services gross margin to increase over the long-term, primarily as we achieve scale efficiencies and as Ooma Business revenue becomes a larger portion of total subscription revenue.

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise appliances at an aggressive price point to facilitate the adoption of our platforms and services. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise appliances, we would expect our total gross margin to be impacted.

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors, as well as advertising and marketing costs, amortization of sales commissions paid to internal sales personnel and third parties, amortization of acquired intangible assets, travel expenses and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, software tools and product certification and allocated overhead costs. We expect our research and development expenses to remain relatively unchanged as a percentage of total revenue.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, legal fees, compliance costs, acquisition-related transaction costs and allocated overhead costs. We expect our general and administrative expenses to remain relatively unchanged as a percentage of total revenue.

Ooma | FY2021 Form 10-Q | 21

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenue:
Subscription and services	$38,500	$34,469	$76,116	$65,581
Product and other	2,912	2,874	5,602	5,769
Total revenue	41,412	37,343	81,718	71,350

Cost of revenue:
Subscription and services	11,615	11,213	22,956	21,024
Product and other	4,295	3,810	8,085	7,573
Total cost of revenue	15,910	15,023	31,041	28,597
Gross profit	25,502	22,320	50,677	42,753

Operating expenses:
Sales and marketing	11,779	12,834	24,225	24,293
Research and development	9,050	9,597	17,896	18,479
General and administrative	5,222	5,168	10,250	10,280
Total operating expenses	26,051	27,599	52,371	53,052
Loss from operations	(549)	(5,279)	(1,694)	(10,299)
Interest and other income, net	182	280	261	538
Loss before income taxes	(367)	(4,999)	(1,433)	(9,761)
Income tax benefit	—	16	—	38
Net loss	$(367)	$(4,983)	$(1,433)	$(9,723)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Cost of revenue	$269	$354	$539	$658
Sales and marketing	505	542	1,010	1,017
Research and development	1,106	1,276	2,201	2,431
General and administrative	1,295	1,326	2,559	2,515
Total stock-based compensation and related taxes	$3,175	$3,498	$6,309	$6,621

Ooma | FY2021 Form 10-Q | 22

Comparison of the three and six months ended July 31, 2020 and 2019 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2020	July 31, 2019	Change		July 31, 2020	July 31, 2019	Change
Revenue:
Subscription and services	$38,500	$34,469	$4,031	12%	$76,116	$65,581	$10,535	16%
Product and other	2,912	2,874	38	1%	5,602	5,769	(167)	(3)%
Total revenue	$41,412	$37,343	$4,069	11%	$81,718	$71,350	$10,368	15%
Percentage of revenue:
Subscription and services	93%	92%			93%	92%
Product and other	7%	8%			7%	8%
Total	100%	100%			100%	100%

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

We derived approximately 55% and 59% of our total revenue from Ooma Residential and approximately 43% and 38% from Ooma Business for the three months ended July 31, 2020 and 2019, respectively.

Subscription and services revenue increased $4.0 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.

Product and other revenue was comparable to the prior year quarter.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019

We derived approximately 55% and 62% of our total revenue from Ooma Residential and approximately 43% and 36% from Ooma Business for the six months ended July 31, 2020 and 2019, respectively.

Subscription and services revenue increased $10.5 million or 16% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.

Product and other revenue decreased $0.2 million or 3% year-over-year, primarily due to a decline in sales of Ooma Residential, reflecting the discontinuation of Smart Cam in October 2019.

Ooma | FY2021 Form 10-Q | 23

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2020	July 31, 2019	Change		July 31, 2020	July 31, 2019	Change
Cost of revenue:
Subscription and services	$11,615	$11,213	$402	4%	$22,956	$21,024	$1,932	9%
Product and other	4,295	3,810	485	13%	8,085	7,573	512	7%
Total cost of revenue	$15,910	$15,023	$887	6%	$31,041	$28,597	$2,444	9%
Gross margin:
Subscription and services	70%	67%			70%	68%
Product and other	(47)%	(33)%			(44)%	(31)%
Total	62%	60%			62%	60%

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Subscription and services gross margin of 70% increased year-over-year from 67%, primarily due to the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.4 million year-over-year, primarily reflecting an increase in telecom and network infrastructure costs that resulted from the growth of our business.

Product and other revenue gross margin of negative 47% declined year-over-year from negative 33% primarily due to an increase in freight charges and promotional activities.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019

Subscription and services gross margin of 70% increased year-over-year from 68%, primarily due to the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $1.9 million year-over-year, reflecting a $1.6 million increase in telecom and network infrastructure costs and an increase in personnel-related costs. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and acquisition-related growth of our business.

Product and other revenue gross margin of negative 44% declined year-over-year from negative 31% primarily due to an increase in freight and other charges. We managed our inventory levels during the first half of fiscal 2021 to meet our customer’s and partner's needs in the current COVID-19 environment.

Ooma | FY2021 Form 10-Q | 24

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2020	July 31, 2019	Change		July 31, 2020	July 31, 2019	Change
Sales and marketing	$11,779	$12,834	$(1,055)	(8)%	$24,225	$24,293	$(68)	NM
Research and development	9,050	9,597	(547)	(6)%	17,896	18,479	(583)	(3)%
General and administrative	5,222	5,168	54	NM	10,250	10,280	(30)	NM
Total operating expenses	$26,051	$27,599	$(1,548)	(6)%	$52,371	$53,052	$(681)	(1)%

NM = not meaningful

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Sales and marketing expenses decreased $1.1 million or 8% year-over-year, primarily due to a $0.7 million decrease in advertising and marketing costs and a $0.7 million decrease in personnel-related costs, which were partly offset by an increase in amortization of deferred sales commissions. Overall, the year-over-year decrease in sales and marketing expenses were driven by lower promotional activities for residential products, reduced field sales expenses due to the COVID-19 pandemic, and the absence of spending associated with Smart Cam, which was discontinued in October 2019.

Research and development expenses decreased $0.5 million or 6% year-over-year, primarily due to a decrease in personnel-related costs, largely driven by the discontinuation of Smart Cam in October 2019.

General and administrative expenses were comparable to the prior year quarter.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019

Sales and marketing expenses decreased $0.1 million year-over-year, reflecting a $1.3 million decrease in advertising and marketing costs that was mostly offset by a $0.9 million increase in amortization of deferred sales commissions and a $0.3 million increase in amortization of acquired intangible assets.

Research and development expenses decreased $0.6 million or 3% year-over-year, primarily due to a decrease in personnel-related costs that was largely driven by the absence of spending associated with Smart Cam.

General and administrative expenses decreased slightly year-over-year, reflecting a $0.6 million decrease in legal costs that was offset by a $0.5 million increase in personnel-related costs, driven by higher headcount. The decrease in legal costs was primarily attributable to the absence of costs associated with certain litigation proceedings that were settled in fiscal 2020.

Ooma | FY2021 Form 10-Q | 25

Liquidity and Capital Resources

As of July 31, 2020, we had $25.3 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, and the impact of COVID-19 pandemic on these or other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2020	July 31, 2019
Net cash used in operating activities	$(335)	$(6,155)
Net cash (used in) provided by investing activities	(1,535)	4,145
Net cash provided by financing activities	1,079	658
Net decrease in cash and cash equivalents	$(791)	$(1,352)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2020	July 31, 2019
Net loss	$(1,433)	$(9,723)
Non-cash charges	9,835	8,931
Changes in operating assets and liabilities:
Decrease in accounts receivable	327	43
Increase in inventories and deferred inventory costs	(524)	(1,389)
Increase in other assets	(1,818)	(2,303)
Decrease in accounts payable and other liabilities	(7,140)	(2,139)
Increase in deferred revenue	418	425
Net cash used in operating activities	$(335)	$(6,155)

For the six months ended July 31, 2020, our net loss of $1.4 million included non-cash charges of $9.8 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2020 included:

•	an increase of $0.5 million in inventories to scale our business and mitigate the risk of supplier shortages related to the COVID-19 pandemic
•	an increase of $1.8 million in other current and non-current assets due to the timing of certain payments and capitalization of sales commissions
•	a net decrease of $7.1 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash used in operating activities for the six months ended July 31, 2020 decreased $5.8 million year-over-year, which primarily reflected a significant decrease in net loss as well as working capital impacts resulting from the timing of payments.

Investing Activities

For the six months ended July 31, 2020, cash used in investing activities was $1.5 million, which consisted of purchases of short-term investments of $12.0 million and capital expenditures of $1.5 million, which were partly offset by proceeds of $12.0 million from maturities and sales of short-term investments. Cash used in investing activities increased by $5.7 million year-over-year, which primarily reflected a decrease in net proceeds associated with short-term investments.

Ooma | FY2021 Form 10-Q | 26

Financing Activities

For the six months ended July 31, 2020, cash provided by financing activities was $1.1 million, which consisted of proceeds of $1.9 million from the issuance of common stock related to our ESPP and stock option exercises, partly offset by payments of $0.8 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.4 million year-over-year, which primarily reflected the absence of acquisition-related payments in fiscal 2021.

Contractual Obligations and Commitments

As of July 31, 2020, our total future expected payment obligations under non-cancelable operating leases with terms longer than one year were approximately $8.0 million. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements for a table of contractual obligations, including payments due by period.

As of July 31, 2020, non-cancelable purchase commitments with our contract manufacturers and other parties totaled approximately $4.0 million.

Off-Balance Sheet Arrangements

We do not have any material relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our use of estimates or critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Ooma | FY2021 Form 10-Q | 27

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of fiscal 2021. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of July 31, 2020, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ooma | FY2021 Form 10-Q | 28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 10: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks actually occur, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic could materially impact our business in a number of ways. The U.S. federal government, as well as state and local governments, have implemented numerous mandates and measures to contain or mitigate the outbreak of the virus, including state and local “shelter in place” or “stay at home” orders and advisories, restrictions on public gatherings, travel restrictions, quarantines, and limitations or closure of non-essential businesses. For example, in California, where our corporate headquarters, local sales office and warehouse are located, a “stay at home” order continues to be in effect that requires the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Our employees' business travel has been suspended except where necessary and properly authorized. Our customers and business partners also may be subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners. While many states, including California, have gradually relaxed these orders, the ongoing pandemic has forced government authorities to partially re-instate such orders and more stringent measures could be necessary in the coming weeks and months. We cannot anticipate the extent to which the pandemic and government mandates will affect our operations.

The rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, has increased and could continue to increase as a result of the effects of the pandemic, such as increased price competition or a reduction in customer or partner spending. The effects of the pandemic have also caused delays in providing professional installation services to one large customer. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchase orders for our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales. In addition, the pandemic could continue to impact our global supply chain network and cause extended shutdowns of businesses.

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

Ooma | FY2021 Form 10-Q | 29

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

We market our products and services principally to businesses and households. Some of these business customers and consumers tend to be less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional communications services such as telephone, fax and e-mail, these customers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. In addition, factors such as the ongoing COVID-19 pandemic could cause these customers to delay or cancel buying decisions. If these customers choose not to adopt our services, our ability to grow our business could be negatively affected.

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. In addition, the economic downturn that has resulted from the COVID-19 pandemic could cause financial hardship for our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

Our business is susceptible to a broad array of market forces, and any of our efforts to mitigate risk of customer churn due to one factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

Ooma | FY2021 Form 10-Q | 30

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

We currently sell Ooma Residential and Ooma Business through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. A significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers, distributors and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts (for example, T-Mobile’s decision to not continue sales of Sprint Omni as a result of the merger between T-Mobile and Sprint), sales of our products and services may decrease and our results of operations would suffer. Furthermore, if any of these retailers or reseller partners are negatively impacted by the effects of the COVID-19 pandemic, including declaring bankruptcy, or otherwise affected by strategic transactions, our sales may also be adversely impacted as a result.

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

Ooma | FY2021 Form 10-Q | 31

We depend on a sole supplier to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

We primarily contract with manufacturers in China to produce our on-premise appliances and end-point devices and our results of operations could be affected by slowdowns in manufacturing due to external factors such as the spread of the COVID-19 pandemic. For example, while the Chinese government has lifted certain restrictions on movement of people and goods to limit the spread of COVID-19, it is continuing to take control measures and recently imposed certain restrictions to limit the spread of COVID-19. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed.

We also contract with a manufacturer in Israel to produce components of our smart security solutions. We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the supplier of such components could cause our business to suffer as we identify alternative sources of components. For example, public health crises, such as the COVID-19 pandemic, or the occurrence of other events outside our control, such as natural disasters, could impact our suppliers’ facilities and component providers, many of which are located in China, Japan, South Korea and other countries.  Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. Equinix, Inc. and others provide data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Inteliquent and others provide origination services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. Intrado is our primary provider of 911 services. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma | FY2021 Form 10-Q | 32

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

Ooma | FY2021 Form 10-Q | 33

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

Ooma | FY2021 Form 10-Q | 34

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

Ooma | FY2021 Form 10-Q | 35

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

Ooma | FY2021 Form 10-Q | 36

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

Ooma | FY2021 Form 10-Q | 37

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

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi®, 3G, 4G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service and were able to restore service without incurring material expenses. Outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

Ooma | FY2021 Form 10-Q | 38

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

Some of the providers of broadband internet access and high-speed mobile access, such as AT&T and Verizon, market and sell products and services to our current and potential customers that directly compete with our own offerings, which can potentially give such providers a competitive advantage. Broadband providers also may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. In the past, actions like these taken by U.S. providers would violate the net neutrality rules adopted by the FCC and described below. However, the FCC has largely reversed the net neutrality rules, and most foreign countries have not adopted formal net neutrality or open internet rules, creating an increased risk broadband providers will engage in such anti-competitive measures against the Company in the United States and elsewhere.

Also, a number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. We cannot predict whether the FCC orders or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. The FCC’s orders could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services, by increasing the costs of services we purchase or by creating tiers of internet access service and by either charging us for or prohibiting us from being available through these tiers, and we cannot predict the impact of these events upon our business and results of operations.

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
•

quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics, including the COVID-19 pandemic;

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;

Ooma | FY2021 Form 10-Q | 39

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

We are dependent on international trade agreements and regulations, such as the United States-Mexico-Canada Agreement, or USMC, which became effective on July 1, 2020 and superseded the North American Free Trade Agreement, or NAFTA. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.

A significant portion of our revenues today come from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have more limited financial resources than larger entities. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. The economic downturn resulting from the COVID-19 pandemic has decreased technology spending, for certain customers and segments of the economy, and could adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card

Ooma | FY2021 Form 10-Q | 40

payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Ooma | FY2021 Form 10-Q | 41

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

Ooma | FY2021 Form 10-Q | 42

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

Ooma | FY2021 Form 10-Q | 43

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

Ooma | FY2021 Form 10-Q | 44

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

Ooma | FY2021 Form 10-Q | 45

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

Ooma | FY2021 Form 10-Q | 46

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

Ooma | FY2021 Form 10-Q | 47

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

Ooma | FY2021 Form 10-Q | 48

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

The FCC has adopted additional 911 requirements for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. At present, we have no means to automatically identify the physical location of our customers. These changes to the FCC’s VoIP E‑911 rules may adversely affect our ability to deliver our service to new and existing customers in all geographic regions or to nomadic customers who move to a location where emergency calling services compliant with the FCC’s mandates are unavailable. Our compliance with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

Ooma | FY2021 Form 10-Q | 49

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, on December 31, 2019, the President of the United States signed into law the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (TRACED Act), which requires the FCC to implement regulations for interconnected VoIP providers to implement the “STIR/SHAKEN” framework to authenticate caller-ID information. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Additionally, as a VoIP provider we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

We may not be able to comply with FCC rules governing completion of calls to rural areas and related reporting requirements.

In April 2018, the FCC adopted rules governing the completion of calls to rural areas and related reporting requirements.  These rules retain the existing rural call completion data recording and retention requirements on VoIP providers like us, but dropped the related reporting requirements. These rules also require us to monitor the performance of our intermediate providers – telecom companies we use to help complete telephone calls to rural areas and take steps to prevent rural call completion problems that may be caused by our intermediate providers, such as persistent low answer or completion rates, unexplained anomalies in performance, or repeated complaints to the FCC. Under certain circumstances, if our routing choices, meaning the intermediate providers we chose to help us complete calls to rural areas, result in lower quality service, we may be held liable for the actions taken by our intermediate providers. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

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

Ooma | FY2021 Form 10-Q | 50

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act became effective on January 1, 2020 and regulates the processing of personal data, which could result in civil penalties for violations.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Within the EU, strict laws apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient. While the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty

Ooma | FY2021 Form 10-Q | 51

may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, on July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses. The decision has created uncertainty about data transfer to the U.S., and it is likely that European regulators will provide further guidance on the use of standard contractual clauses for data transfers to the U.S.

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

Ooma | FY2021 Form 10-Q | 52

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

Ooma | FY2021 Form 10-Q | 53

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

Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting as of January 31, 2021, which is the date we are no longer an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and NYSE.

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

Ooma | FY2021 Form 10-Q | 54

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

Risks Related to Owning Our Common Stock

Our stock price has been and may continue to be volatile, or may fluctuate or decline, resulting in a substantial loss of your investment.

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

Ooma | FY2021 Form 10-Q | 55

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

Ooma | FY2021 Form 10-Q | 56

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2021 Form 10-Q | 57

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2021 Form 10-Q | 58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 4, 2020	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2021 Form 10-Q | 59