Form 10-Q
period 2020-10-31
OOMA INC
filed 2020-12-04
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 30, 2020, there were 22.7 million shares of the registrant’s common stock outstanding.

Ooma | FY2021 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	October 31, 2020	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$15,511	$11,680
Short-term investments	12,105	14,384
Accounts receivable, net	4,990	4,591
Inventories	10,233	8,369
Other current assets	10,582	8,992
Total current assets	53,421	48,016
Property and equipment, net	5,037	5,270
Operating lease right-of-use assets	6,209	8,057
Intangible assets, net	5,839	6,818
Goodwill	4,264	4,264
Other assets	10,975	8,186
Total assets	$85,745	$80,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,409	$8,499
Accrued expenses and other current liabilities	21,431	22,576
Deferred revenue	16,313	15,797
Total current liabilities	45,153	46,872
Long-term operating lease liabilities	3,029	5,150
Other liabilities	89	174
Total liabilities	48,271	52,196
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 22.7 million and 21.7 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	163,898	152,993
Accumulated other comprehensive income	14	14
Accumulated deficit	(126,442)	(124,596)
Total stockholders’ equity	37,474	28,415
Total liabilities and stockholders’ equity	$85,745	$80,611

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenue:
Subscription and services	$39,633	$36,489	$115,749	$102,070
Product and other	3,334	3,106	8,936	8,875
Total revenue	42,967	39,595	124,685	110,945

Cost of revenue:
Subscription and services	11,366	11,093	34,322	32,117
Product and other	4,914	6,462	12,999	14,035
Total cost of revenue	16,280	17,555	47,321	46,152
Gross profit	26,687	22,040	77,364	64,793

Operating expenses:
Sales and marketing	13,158	13,205	37,383	37,498
Research and development	8,955	10,639	26,851	29,118
General and administrative	5,096	5,136	15,346	15,416
Total operating expenses	27,209	28,980	79,580	82,032
Loss from operations	(522)	(6,940)	(2,216)	(17,239)
Interest and other income, net	109	128	370	666
Loss before income taxes	(413)	(6,812)	(1,846)	(16,573)
Income tax benefit	—	28	—	66
Net loss	$(413)	$(6,784)	$(1,846)	$(16,507)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.32)	$(0.08)	$(0.79)
Weighted-average shares of common stock outstanding:
Basic and diluted	22,531,047	21,274,285	22,222,659	20,872,253

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2020	October 31, 2019
Cash flows from operating activities:
Net loss	$(1,846)	$(16,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,219	9,647
Depreciation and amortization of capital expenditures	2,131	1,976
Amortization of intangible assets	978	900
Non-cash operating lease expense	2,391	1,365
Non-cash restructuring charges	—	1,603
Other	41	(79)
Changes in operating assets and liabilities:
Accounts receivable, net	(399)	(289)
Inventories and deferred inventory costs	(1,368)	(644)
Prepaid expenses and other assets	(4,873)	(3,645)
Accounts payable and other liabilities	(4,541)	(1,438)
Deferred revenue	431	329
Net cash provided by (used in) operating activities	2,164	(6,782)

Cash flows from investing activities:
Purchases of short-term investments	(15,804)	(31,236)
Proceeds from maturities and sales of short-term investments	18,111	42,996
Capital expenditures	(2,281)	(2,384)
Business acquisition, net of cash assumed	—	(7,073)
Net cash provided by investing activities	26	2,303

Cash flows from financing activities:
Proceeds from issuance of common stock	2,820	2,740
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,179)	(1,523)
Payment of acquisition-related holdback	—	(420)
Net cash provided by financing activities	1,641	797
Net increase (decrease) in cash and cash equivalents	3,831	(3,682)
Cash and cash equivalents at beginning of period	11,680	15,370
Cash and cash equivalents at end of period	$15,511	$11,688

See notes to condensed consolidated financial statements

Ooma | FY2021 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2021	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208
Issuance of common stock under equity-based plans	635	—	—	635
Shares repurchased for tax withholdings on RSU vesting	(350)	—	—	(350)
Stock-based compensation	3,090	—	—	3,090
Changes in comprehensive income	—	(3)	—	(3)
Net loss	—	—	(367)	(367)
BALANCE - July 31, 2020	$160,219	$23	$(126,029)	$34,213
Issuance of common stock under equity-based plans	919	—	—	919
Shares repurchased for tax withholdings on RSU vesting	(357)	—	—	(357)
Stock-based compensation	3,121	—	—	3,121
Changes in comprehensive income	—	(9)	—	(9)
Net loss	—	—	(413)	(413)
BALANCE - October 31, 2020	$163,902	$14	$(126,442)	$37,474

	Common stock		Accumulated	Stockholders'
Fiscal 2020	and APIC	AOCI	Deficit	Equity
BALANCE - February 1, 2019	$138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,454	—	—	1,454
Shares repurchased for tax withholdings on RSU vesting	(730)	—	—	(730)
Stock-based compensation	2,982	—	—	2,982
Changes in comprehensive income	—	11	—	11
Net loss	—	—	(4,740)	(4,740)
BALANCE - April 30, 2019	$142,558	$1	$(110,535)	$32,024
Issuance of common stock under equity-based plans	354	—	—	354
Stock-based compensation	3,411	—	—	3,411
Changes in comprehensive income	—	5	—	5
Net loss	—	—	(4,983)	(4,983)
BALANCE - July 31, 2019	$146,323	$6	$(115,518)	$30,811
Issuance of common stock under equity-based plans	932	—	—	932
Shares repurchased for tax withholdings on RSU vesting	(793)	—	—	(793)
Stock-based compensation	3,254	—	—	3,254
Changes in comprehensive income	—	8	—	8
Net loss	—	—	(6,784)	(6,784)
BALANCE - October 31, 2019	$149,716	$14	$(122,302)	$27,428

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

Accounting Standards Not Yet Adopted

Income Taxes.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain aspects of the accounting for income taxes as well as clarifies and amends existing guidance to improve consistent application. The amendment is effective for the Company beginning fiscal 2022. The Company is evaluating the effect of adopting this new guidance, but does not expect adoption will have a material impact on its consolidated financial statements.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Subscription and services revenue	$39,633	$36,489	$115,749	$102,070
Product and other revenue	3,334	3,106	8,936	8,875
Total revenue	$42,967	$39,595	$124,685	$110,945

The Company derived approximately 54% and 55% of its total revenue from Ooma Residential and approximately 44% and 42% from Ooma Business for the three months ended October 31, 2020 and 2019, respectively. The Company derived approximately 54% and 59% of its total revenue from Ooma Residential and approximately 43% and 38% from Ooma Business for the nine months ended October 31, 2020 and 2019, respectively.

No individual country outside of the United States represented 10% or more of total revenue for the periods presented. No single customer accounted for 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	As of
	October 31, 2020	January 31, 2020
Customer A	11%	*
Customer B	10%	*

* Less than 10% of net accounts receivable for the period indicated.

Ooma | FY2021 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

Deferred revenue consisted of the following (in thousands):

	As of
	October 31, 2020	January 31, 2020
Subscription and services	$16,333	$15,892
Product and other	69	79
Total deferred revenue	$16,402	15,971
Less: current deferred revenue	16,313	15,797
Non-current deferred revenue included in other long-term liabilities	$89	$174

During the three and nine months ended October 31, 2020, the Company recognized revenue of approximately $2.2 million and $14.5 million, respectively, pertaining to amounts deferred as of January 31, 2020. As of October 31, 2020, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first nine months of fiscal 2021, as well as amounts recorded during fiscal 2020 for annual contracts.

Remaining Performance Obligations. As of October 31, 2020, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $8.2 million. The Company expects to recognize revenue on approximately 51% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy were as follows (in thousands):

	Balance as of October 31, 2020			Balance as of January 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,158	$—	$1,158	$4,822	$—	$4,822
U.S. treasury securities	1,000	—	1,000	—	—	—
Corporate debt securities	—	250	250	—	—	—
Total cash equivalents	$2,158	$250	$2,408	$4,822	$—	$4,822
Cash			13,103			6,858
Total cash and cash equivalents			$15,511			$11,680

Short-term investments:
U.S. treasury securities	$9,010	$—	$9,010	$4,492	$—	$4,492
Corporate debt securities	—	1,517	1,517	—	3,504	3,504
U.S. agency securities	—	1,000	1,000	—	—	—
Commercial paper	—	275	275	—	5,482	5,482
Asset-backed securities	—	303	303	—	906	906
Total short-term investments	$9,010	$3,095	$12,105	$4,492	$9,892	$14,384

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At October 31, 2020 and January 31, 2020, cash equivalents and short-term investments approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The Company had no Level 3 assets or liabilities for the periods presented.

The contractual maturities of short-term investments were as follows (in thousands):

	As of
	October 31, 2020	January 31, 2020
Due in one year or less	$12,105	$13,145
Due after one year to two years	—	1,239
Total	$12,105	$14,384

Ooma | FY2021 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2020	January 31, 2020
Finished goods	$8,787	$6,988
Raw materials	1,446	1,381
Total inventory	$10,233	$8,369

Acquired intangible assets

	As of
	October 31, 2020	January 31, 2020
Customer relationships	$5,081	$5,841
Developed technology	471	622
Trade names	287	355
Total intangible assets	$5,839	$6,818

Amortization expense for acquired intangible assets was $0.3 million and $0.4 million for the three months ended October 31, 2020 and 2019, respectively, and $1.0 million and $0.9 million for the nine months ended October 31, 2020 and 2019, respectively.

Other assets

	As of
	October 31, 2020	January 31, 2020
Prepaid expenses	$4,337	$2,739
Deferred sales commissions, current	4,184	2,525
Convertible note receivable, including accrued interest	1,566	1,453
Deferred inventory costs	371	867
Other current assets	124	1,408
Total other current assets	$10,582	$8,992

Deferred sales commissions, non-current	$10,293	$7,412
Other non-current assets	682	774
Total other non-current assets	$10,975	$8,186

Deferred Sales Commissions.   Amortization expense for deferred sales commissions was $1.0 million and $0.6 million for the three months ended October 31, 2020 and 2019, respectively, and $2.7 million and $1.4 million for the nine months ended October 31, 2020 and 2019, respectively. To date, there have been no material impairment losses related to the costs capitalized.

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

The Company has partnered with GTC on certain research and development and inventory procurement activities. GTC is considered a variable interest entity (“VIE”) for accounting purposes. However, the Company is not required to consolidate GTC into its financial statements because the Company is not the primary beneficiary. For the periods presented, the

Ooma | FY2021 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s maximum exposure to loss was equal to the carrying value of its convertible note receivable and associated interest receivable. The Company has no other variable interests in VIEs.

GTC is a related party of Ooma as a result of the convertible note. As of October 31, 2020 and January 31, 2020, the Company recorded inventory prepayments to GTC of $0.7 million and $0.5 million, respectively, included in other current assets on the consolidated balance sheet. As of October 31, 2020 and January 31, 2020, the Company’s non-cancelable purchase commitments with GTC were zero and $2.2 million, respectively.

Accrued expenses and other current liabilities

	As of
	October 31, 2020	January 31, 2020
Payroll and related expenses	$8,909	$8,942
Regulatory fees and taxes	4,675	4,777
Short-term operating lease liabilities	3,864	3,263
Customer sales incentives	1,021	1,293
Other	2,962	4,301
Total accrued expenses	$21,431	$22,576

Ooma | FY2021 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2020	January 31, 2020
Assets
Operating lease right-of-use assets	$6,209	$8,057
Total leased assets	$6,209	$8,057
Liabilities
Short-term operating lease liabilities	$3,864	$3,263
Long-term operating lease liabilities	3,029	5,150
Total lease liabilities	$6,893	$8,413

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million and $1.0 million for the three months ended October 31, 2020 and 2019, respectively, and $3.7 million and $2.7 million for the nine months ended October 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Cash payments for operating leases	$964	$534	$2,370	$1,587
Right-of-use assets recognized in exchange for new operating lease obligations	$250	$1,492	$553	$1,612

As of October 31, 2020, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2020
2021 - remainder of fiscal year	$978
2022	3,950
2023	1,654
2024	492
2025	200
Total lease payments	7,274
Less: imputed interest	(381)
Present value of lease liabilities	$6,893

Ooma | FY2021 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

The Company has a stock-based compensation plan pursuant to which it has granted stock options and RSUs. The Company also maintains its 2015 Employee Stock Purchase Plan (the “ESPP”) for all eligible employees.

Stock Options. Stock option activity for the nine months ended October 31, 2020 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2020	1,416	$7.35	$8,530
Granted	133	$10.61
Exercised	(141)	$5.51
Canceled	(9)	$3.82
Balance as of October 31, 2020	1,399	$7.86	$8,906
Vested and exercisable as of October 31, 2020	1,187	$7.14	$8,373

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2020 and 2019 was $1.1 million and $1.9 million, respectively. The weighted average grant date fair value of options granted during the nine months ended October 31, 2020 and 2019 was $4.72 and $7.13 per share, respectively.

Restricted Stock Units.  RSU activity for the nine months ended October 31, 2020 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2020	1,657	$12.82
Granted	758	$10.97
Vested	(701)	$11.67
Canceled	(57)	$13.05
Balance as of October 31, 2020	1,657	$12.46

Employee Stock Purchase Plan.  During each of the nine months ended October 31, 2020 and 2019, employees purchased 0.2 million shares at a weighted purchase price of $9.98 and $9.97 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Cost of revenue	$252	$335	$765	$964
Sales and marketing	478	511	1,444	1,480
Research and development	1,095	1,153	3,220	3,487
General and administrative	1,296	1,255	3,790	3,716
Total stock-based compensation expense	$3,121	$3,254	$9,219	$9,647

As of October 31, 2020, there was $21.5 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and stock purchase rights under the Company’s ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2 years.

Ooma | FY2021 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended October 31, 2020. The Company recorded income tax benefits of $28,000 and $66,000 during the three and nine months ended October 31, 2019, respectively, primarily associated with state taxes and the Company’s acquisition of Voxter in March 2018. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of October 31, 2020, the Company had unrecognized tax benefits of $7.2 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2020 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2020.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Numerator
Net loss	$(413)	$(6,784)	$(1,846)	$(16,507)
Denominator
Weighted-average common shares	22,531,047	21,274,285	22,222,659	20,872,253
Basic and diluted net loss per share	$(0.02)	$(0.32)	$(0.08)	$(0.79)

Potentially dilutive securities of approximately 3.4 million and 3.5 million were excluded from the computation of diluted net loss per share for the three and nine months ended October 31, 2020 and 2019, respectively. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2021 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10:  Commitments and Contingencies

Purchase Commitments.  As of October 31, 2020 and January 31, 2020, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $4.4 million and $4.0 million, respectively.

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

As of October 31, 2020, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Through January 31, 2020, the Company recorded and paid cumulative charges of $0.6 million as its best estimate of probable loss related to the Assessments. No additional charges were recorded during the nine months ended October 31, 2020.

Ooma | FY2021 Form 10-Q | 17

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

Ooma | FY2021 Form 10-Q | 18

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

Third Quarter Fiscal 2021 Financial Performance

•	Total revenue was $43.0 million, up 9% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 17% year-over-year.
•	Total gross margin was 62%, up from 56% in the prior year quarter.
•

Net loss was $0.4 million, improved from a $6.8 million loss in the prior year quarter, reflecting our focus on controlling costs, operational efficiencies and savings from the discontinuation of Smart Cam in October 2019.

•	Adjusted EBITDA was $3.6 million, compared to $0.6 million in the prior year quarter.
•	As of October 31, 2020, we had total cash, cash equivalents and short-term investments of $27.6 million, up $1.5 million from $26.1 million as of January 31, 2020.

Ooma | FY2021 Form 10-Q | 19

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

In the first half of fiscal 2021, we saw our customer churn rate increase from pre-pandemic levels and experienced some delays in installation services, which we believe was primarily attributable to the impact of the COVID-19 pandemic. During our recent third quarter, we have started to see some stabilization in our churn rate. While our revenue can be relatively predictable as a result of our subscription-based business model, the severity and duration of the pandemic and its impact on our operations remains uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods.

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

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	October 31, 2020	October 31, 2019
Core users	1,063	1,038
Annualized exit recurring revenue (AERR)	$154,340	$138,692
Net dollar subscription retention rate	95%	100%

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

Net Dollar Subscription Retention Rate declined year-over-year primarily due to increased user churn related to the COVID-19 pandemic. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Ooma | FY2021 Form 10-Q | 20

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
GAAP net loss	$(413)	$(6,784)	$(1,846)	$(16,507)
Reconciling items:
Interest and other income, net	(109)	(128)	(370)	(666)
Income tax benefit	—	(28)	—	(66)
Depreciation and amortization of capital expenditures	662	628	2,131	1,976
Amortization of acquired intangible assets and acquisition-related costs	326	433	978	1,162
Stock-based compensation and related taxes	3,183	3,383	9,492	10,004
Restructuring charges	—	3,085	—	3,085
Litigation costs	—	—	—	606
Adjusted EBITDA	$3,649	$589	$10,385	$(406)

Ooma | FY2021 Form 10-Q | 21

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

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers and to a lesser extent from porting fees. We expect our product and other revenue to remain relatively unchanged on a year-over-year basis.

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

Operating expenses

Sales and marketing expenses are the largest component of our operating expenses and consist primarily of personnel costs for employees and contractors, advertising and marketing costs, amortization of sales commissions paid to internal sales personnel and third parties, amortization of acquired intangible assets, travel expenses and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development is expensed as incurred and consists primarily of personnel costs for employees and contractors, software tools and product certification and allocated overhead costs. We expect our research and development expenses to increase in absolute dollars.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, legal fees, compliance costs, acquisition-related transaction costs and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars.

Ooma | FY2021 Form 10-Q | 22

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenue:
Subscription and services	$39,633	$36,489	$115,749	$102,070
Product and other	3,334	3,106	8,936	8,875
Total revenue	42,967	39,595	124,685	110,945

Cost of revenue:
Subscription and services	11,366	11,093	34,322	32,117
Product and other	4,914	6,462	12,999	14,035
Total cost of revenue	16,280	17,555	47,321	46,152
Gross profit	26,687	22,040	77,364	64,793

Operating expenses:
Sales and marketing	13,158	13,205	37,383	37,498
Research and development	8,955	10,639	26,851	29,118
General and administrative	5,096	5,136	15,346	15,416
Total operating expenses	27,209	28,980	79,580	82,032
Loss from operations	(522)	(6,940)	(2,216)	(17,239)
Interest and other income, net	109	128	370	666
Loss before income taxes	(413)	(6,812)	(1,846)	(16,573)
Income tax benefit	—	28	—	66
Net loss	$(413)	$(6,784)	$(1,846)	$(16,507)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Cost of revenue	$258	$348	$797	$1,006
Sales and marketing	492	528	1,502	1,545
Research and development	1,118	1,226	3,319	3,657
General and administrative	1,315	1,281	3,874	3,796
Total stock-based compensation and related taxes	$3,183	$3,383	$9,492	$10,004

Ooma | FY2021 Form 10-Q | 23

Comparison of the three and nine months ended October 31, 2020 and 2019 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2020	October 31, 2019	Change		October 31, 2020	October 31, 2019	Change
Revenue:
Subscription and services	$39,633	$36,489	$3,144	9%	$115,749	$102,070	$13,679	13%
Product and other	3,334	3,106	228	7%	8,936	8,875	61	1%
Total revenue	$42,967	$39,595	$3,372	9%	$124,685	$110,945	$13,740	12%
Percentage of revenue:
Subscription and services	92%	92%			93%	92%
Product and other	8%	8%			7%	8%
Total	100%	100%			100%	100%

Three months ended October 31, 2020 Compared to Three months ended October 31, 2019

We derived approximately 54% and 55% of our total revenue from Ooma Residential and approximately 44% and 42% from Ooma Business for the three months ended October 31, 2020 and 2019, respectively.

Subscription and services revenue increased $3.1 million or 9% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.

Product and other revenue increased $0.2 million or 7% year-over-year, primarily due to an increase in sales of Ooma Residential products for the upcoming holiday season.

Nine months ended October 31, 2020 Compared to Nine months ended October 31, 2019

We derived approximately 54% and 59% of our total revenue from Ooma Residential and approximately 43% and 38% from Ooma Business for the nine months ended October 31, 2020 and 2019, respectively.

Subscription and services revenue increased $13.7 million or 13% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.

Product and other revenue was comparable to the prior year period.

Ooma | FY2021 Form 10-Q | 24

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2020	October 31, 2019	Change		October 31, 2020	October 31, 2019	Change
Cost of revenue:
Subscription and services	$11,366	$11,093	$273	2%	$34,322	$32,117	$2,205	7%
Product and other	4,914	6,462	(1,548)	(24)%	12,999	14,035	(1,036)	(7)%
Total cost of revenue	$16,280	$17,555	$(1,275)	(7)%	$47,321	$46,152	$1,169	3%
Gross margin:
Subscription and services	71%	70%			70%	69%
Product and other	(47)%	(108)%			(45)%	(58)%
Total	62%	56%			62%	58%

Three months ended October 31, 2020 Compared to Three months ended October 31, 2019

Subscription and services gross margin of 71% increased year-over-year from 70%, reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.3 million year-over-year, primarily due to an increase in regulatory costs that was partly offset by lower personnel-related costs.

Product and other revenue gross margin of negative 47% improved year-over-year from negative 108% primarily due to the non-recurrence of $2.1 million in restructuring charges associated with the discontinuation of Smart Cam in October 2019, which was partly offset by an increase in promotional activities.

Nine months ended October 31, 2020 Compared to Nine months ended October 31, 2019

Subscription and services gross margin of 70% increased year-over-year from 69%, reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $2.2 million year-over-year, primarily due to a $1.6 million increase in telecom and network infrastructure costs as well as an increase in regulatory costs. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and acquisition-related growth of our business.

Product and other revenue gross margin of negative 45% improved year-over-year from negative 58% primarily due to the non-recurrence of $2.1 million in restructuring charges associated with the discontinuation of Smart Cam, which was partly offset by an increase in freight costs and promotional activities.

Ooma | FY2021 Form 10-Q | 25

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2020	October 31, 2019	Change		October 31, 2020	October 31, 2019	Change
Sales and marketing	$13,158	$13,205	$(47)	NM	$37,383	$37,498	$(115)	NM
Research and development	8,955	10,639	(1,684)	(16)%	26,851	29,118	(2,267)	(8)%
General and administrative	5,096	5,136	(40)	NM	15,346	15,416	(70)	NM
Total operating expenses	$27,209	$28,980	$(1,771)	(6)%	$79,580	$82,032	$(2,452)	(3)%

NM = not meaningful

Three months ended October 31, 2020 Compared to Three months ended October 31, 2019

Sales and marketing expenses decreased slightly year-over-year, reflecting a decrease in personnel and travel related costs that were largely offset by an increase in advertising and marketing costs and amortization of deferred sales commissions.

Research and development expenses decreased $1.7 million or 16% year-over-year, primarily due to a $0.7 million decrease in personnel related costs, a $0.4 million decrease in non-recurring engineering and license costs and the non-recurrence of $0.6 million in severance and other charges associated with our October 2019 restructuring actions. Overall, the year-over-year decrease in research and development expenses was largely driven by the cost savings associated with the discontinuation of Smart Cam.

General and administrative expenses were comparable to the prior year quarter.

Nine months ended October 31, 2020 Compared to Nine months ended October 31, 2019

Sales and marketing expenses decreased $0.1 million year-over-year, reflecting a $0.8 million decrease in advertising and marketing costs and a $0.7 million decrease in travel related costs, largely offset by a $1.4 million increase in amortization of deferred sales commissions.

Research and development expenses decreased $2.3 million or 8% year-over-year, primarily due to a $1.7 million decrease in personnel related costs and the non-recurrence of $0.6 million in severance and other charges associated with our October 2019 restructuring actions. Overall, the year-over-year decrease in research and development expenses was largely driven by the cost savings associated with the discontinuation of Smart Cam.

General and administrative expenses decreased $0.1 million year-over-year, reflecting a $0.7 million decrease in legal costs that was largely offset by a $0.7 million increase in personnel related costs, driven by higher headcount. The decrease in legal costs was primarily attributable to the absence of costs associated with certain litigation proceedings that were settled in fiscal 2020.

Ooma | FY2021 Form 10-Q | 26

Liquidity and Capital Resources

As of October 31, 2020, we had $27.6 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2020	October 31, 2019
Net cash provided by (used in) operating activities	$2,164	$(6,782)
Net cash provided by investing activities	26	2,303
Net cash provided by financing activities	1,641	797
Net increase (decrease) in cash and cash equivalents	$3,831	$(3,682)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2020	October 31, 2019
Net loss	$(1,846)	$(16,507)
Non-cash charges	14,760	15,412
Changes in operating assets and liabilities:
Increase in accounts receivable	(399)	(289)
Increase in inventories and deferred inventory costs	(1,368)	(644)
Increase in other assets	(4,873)	(3,645)
Decrease in accounts payable and other liabilities	(4,541)	(1,438)
Increase in deferred revenue	431	329
Net cash provided by (used in) operating activities	$2,164	$(6,782)

For the nine months ended October 31, 2020, our net loss of $1.8 million included non-cash charges of $14.8 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2020 included:

•	an increase of $1.4 million in inventories to scale our business and mitigate the risk of supplier shortages related to the COVID-19 pandemic
•	an increase of $4.9 million in other current and non-current assets due to the capitalization of sales commissions and the timing of certain payments
•	a net decrease of $4.5 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for the nine months ended October 31, 2020 increased $8.9 million year-over-year, which primarily reflected a significant decrease in net loss as well as working capital impacts resulting from the timing of payments.

Investing Activities

For the nine months ended October 31, 2020, cash provided by investing activities consisted of proceeds of $18.1 million from maturities and sales of short-term investments that were offset by short-term investment purchases of $15.8 million and capital expenditures of $2.3 million. Cash provided by investing activities decreased $2.3 million year-over-year, which reflected lower net proceeds associated with short-term investments and the absence of business acquisition activity in fiscal 2021.

Ooma | FY2021 Form 10-Q | 27

Financing Activities

For the nine months ended October 31, 2020, cash provided by financing activities was $1.6 million, which consisted of proceeds of $2.8 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $1.2 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.8 million year-over-year, which primarily reflected the absence of acquisition-related payments in fiscal 2021.

Contractual Obligations and Commitments

As of October 31, 2020, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $7.3 million. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements for a table of contractual obligations, including payments due by period.

As of October 31, 2020, non-cancelable purchase commitments with our contract manufacturers and other parties totaled approximately $4.4 million.

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

Ooma | FY2021 Form 10-Q | 28

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of fiscal 2021. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020 our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

As of October 31, 2020, we have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Ooma | FY2021 Form 10-Q | 29

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. This summary should be read together with the more detailed description of each risk factor contained in the subheadings further below and should not be relied upon as an exhaustive summary of the material risks facing our business. These risks include, but are not limited to, the following:

•	The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results or financial condition.
•	If we are unable to attract new users of our services on a cost-effective basis, our business will be materially and adversely affected.
•

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, or costs we incur to retain our customers and induce them to add users and/or functionality could materially and adversely affect our financial performance.

•

We face competition in our markets by our competitors (including mergers or other strategic transactions involving our competitors) and may lack sufficient financial or other resources to compete successfully.

•

We rely significantly on retailers and reseller partnerships to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.

•

We depend on a sole supplier to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

•	To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.
•	Interruptions in our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.
•

A security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

•

We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address problems caused by any actual or perceived security breaches.

•

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high‑quality service, our reputation and our business will be harmed.

•

Our business could suffer if we cannot obtain or retain direct inward dialing numbers, or DIDs, are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

•	If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.
•	We may not be able to achieve or sustain profitability in the future.

Ooma | FY2021 Form 10-Q | 30

•	If we fail to continue developing our brand or our reputation is harmed, our business may suffer.
•

Failures in internet infrastructure or interference with broadband access could cause current or potential customers to believe that our systems are unreliable, leading our current customers to switch to our competitors or potential customers to avoid using our services.

•

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may block or degrade our services, which could adversely affect our revenue and growth.

•

Our financial results have fluctuated in the past and may continue to do so. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

•	If additional tariffs or other restrictions are placed on our goods imported from other countries, our revenue, gross margin, and results of operations may be materially harmed.
•	A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.
•

If we are not able to manage our inventory levels effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

•	We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, disrupt our operations and harm our results of operations.
•	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new products, services or applications on a timely and cost-effective basis in order to remain competitive.

•

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

•	Our limited ability to protect our intellectual property rights could materially and adversely affect our business.
•	We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.
•	Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.
•	The adoption of additional 911 requirements by the FCC could increase our costs that could make our service more expensive, decrease our profit margins, or both.
•	If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.
•	Failure to comply with communications and telemarketing laws could result in significant fines or place significant restrictions on our business.
•

The FCC has continued to increase regulation of interconnected VoIP services and may at any time determine certain VoIP services are telecommunications services subject to traditional common carrier regulation.

•	Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.
•

We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving industry standards, contractual obligations and other legal rules related to privacy, which may increase our costs, decrease adoption and use of our products and services, and expose us to liability.

•	Use or delivery of our services may become subject to new or increased regulatory requirements, taxes or fees.
•	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
•	Our stock price has been and will likely continue to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

Ooma | FY2021 Form 10-Q | 31

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic could materially impact our business in a number of ways. The U.S. federal government, as well as state and local governments, implemented numerous mandates and measures to contain or mitigate the outbreak of the virus, including state and local “shelter in place” or “stay at home” orders and advisories, restrictions on public gatherings, travel restrictions, quarantines, and limitations or closure of non-essential businesses. For example, in California, where our corporate headquarters, local sales office and warehouse are located, a “stay at home” order continues to be in effect that requires the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Our employees' business travel has been suspended except where necessary and properly authorized. Our customers and business partners also may be subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners. While many states, including California, have gradually relaxed these orders, the ongoing pandemic has forced government authorities to partially re-instate such orders and more stringent measures could be necessary in the coming weeks and months. We cannot anticipate the extent to which the pandemic and government mandates will affect our operations.

In the first half of fiscal 2021, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, increased, which we believe was primarily attributable to the effects of the pandemic, such as increased price competition and a reduction in customer or partner spending. Although we have started to see some stabilization during the third quarter, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. The effects of the pandemic have also caused delays in providing professional installation services to one large customer. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchase orders for our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales. In addition, the pandemic could continue to impact our global supply chain network and cause extended shutdowns of businesses.

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

Ooma | FY2021 Form 10-Q | 32

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. In addition, the economic downturn that has resulted from the COVID-19 pandemic could cause further financial hardship for some of our customers, decrease technology spending and materially and negatively impact our customers’ willingness to enter into or renew subscriptions with us, and/or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

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

Ooma | FY2021 Form 10-Q | 33

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

We primarily contract with manufacturers in China to produce our on-premise appliances and end-point devices and our results of operations could be affected by slowdowns in manufacturing due to external factors such as the spread of the COVID-19 pandemic. For example, while the Chinese government has lifted certain restrictions on movement of people and goods to limit the spread of COVID-19, it is continuing to take control measures and has imposed certain restrictions to limit the spread of COVID-19. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed.

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

Ooma | FY2021 Form 10-Q | 34

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

Ooma | FY2021 Form 10-Q | 35

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

Despite the implementation of security measures, our infrastructure may be vulnerable to hackers, computer viruses, worms, other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data.

Ooma | FY2021 Form 10-Q | 36

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

Ooma | FY2021 Form 10-Q | 37

We rely on third parties to provide the majority of our customer service and support representatives. If these third parties do not provide our customers with reliable, high‑quality service, our reputation and our business will be harmed, and we may be exposed to significant liability.

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. We currently offer support almost exclusively in English. The ability to support our customers has been disrupted by the ongoing COVID-19 pandemic, and may be in the future disrupted by other natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we may need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

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

Ooma | FY2021 Form 10-Q | 38

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

Ooma | FY2021 Form 10-Q | 39

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

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi®, 3G, 4G, 5G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service and were able to restore service without incurring material expenses. Outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

Ooma | FY2021 Form 10-Q | 40

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

Ooma | FY2021 Form 10-Q | 41

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. The COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. The economic downturn resulting from the COVID-19 pandemic has decreased technology spending, for certain customers and segments of the economy, and could adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business

Ooma | FY2021 Form 10-Q | 42

failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Ooma | FY2021 Form 10-Q | 43

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

Ooma | FY2021 Form 10-Q | 44

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

Ooma | FY2021 Form 10-Q | 45

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

Ooma | FY2021 Form 10-Q | 46

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

Ooma | FY2021 Form 10-Q | 47

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

Ooma | FY2021 Form 10-Q | 48

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

Ooma | FY2021 Form 10-Q | 49

•

tariffs imposed by the U.S. on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;

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
•

public health crises, such as the COVID-19 pandemic, could worsen a slowdown in the global economy and demand for our products and services and limit the ability of our field sales teams to conduct sales efforts;

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

Ooma | FY2021 Form 10-Q | 50

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

Ooma | FY2021 Form 10-Q | 51

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

Ooma | FY2021 Form 10-Q | 52

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

Ooma | FY2021 Form 10-Q | 53

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) which came into effect on January 1, 2020, with implementing regulations effective August 14, 2020, regulates the processing of personal data, which could result in civil penalties for violations. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. In addition, a newly proposed privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters. The CPRA modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Within the EU, strict laws apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient. While the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, on July 16, 2020, the Court of Justice of the European Union invalidated the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses. The decision has created uncertainty about data transfer to the U.S., and it is likely that European regulators will provide further guidance on the use of standard contractual clauses for data transfers to the U.S.

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

Ooma | FY2021 Form 10-Q | 54

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

Ooma | FY2021 Form 10-Q | 55

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

Ooma | FY2021 Form 10-Q | 56

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

Ooma | FY2021 Form 10-Q | 57

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

Ooma | FY2021 Form 10-Q | 58

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

Ooma | FY2021 Form 10-Q | 59

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

Ooma | FY2021 Form 10-Q | 60

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

Ooma | FY2021 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 4, 2020	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2021 Form 10-Q | 62