Form 10-K
period 2021-01-31
OOMA INC
filed 2021-04-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2020 was approximately $315 million based upon the closing price reported for such date on the New York Stock Exchange.

23.2 million shares of common stock were issued and outstanding as of March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	our ability to effectively manage any disruptions to our business and/or any negative impact to our financial performance caused by the economic and social effects of the COVID-19 pandemic;
•	our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•	our estimates of the size of our market opportunity and forecasts of market growth;
•	changes to our business resulting from increased competition or changes in market trends;
•	our ability to develop, launch or acquire new products and services, improve our existing products and services and increase the value of our products and services;
•	our ability to increase our revenue and our revenue growth rate, anticipate demand for our products, and effectively manage our future growth;
•	our ability to successfully maintain our relationships with our key retailers and resellers;
•	our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•	our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	government regulation, including compliance with regulatory requirements and changes in market rules, rates and tariffs;
•	our ability to comply with applicable FCC regulations, including those regarding E-911 services;
•	increasing regulation of our services and the imposition of federal, state and municipal sales and use taxes, fees or surcharges on our services;
•	the effects of industry trends on our results of operations;
•	server or system failures that could affect the quality or disrupt the services we provide and our ability to maintain data security;
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

PART I

Item 1. Business

Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart software-as-a-service (“SaaS”) and unified-communications-as-a-service (“UCaaS”) platforms offer cloud-based communications solutions, smart security and other connected services. Our business and residential solutions deliver PureVoice high-definition voice quality, advanced functionality and integration with mobile devices, at competitive pricing and value. Our platforms help create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then facilitate growth by offering new and innovative connected services to our user base. Our customers typically adopt our platforms by making a purchase or rental of our on-premise appliances, connecting to the internet and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer satisfaction, retention and loyalty. Our business and residential phone service solutions are each ranked #1 by our customers according to surveys by PC Mag and Consumer Reports, respectively.

Our services rely upon the following main elements: our multi-tenant cloud service, on-premise appliances, desktop and mobile applications, end-point devices and calling platform. Ooma’s cloud provides a high-quality, secure, managed, and reliable connection integrating every element of our platforms. Our on-premise appliances incorporate both a custom-designed, Linux-based computer and a high-speed network router, with several key features, including wireless connectivity to end-point devices and custom firmware and software applications that are remotely upgradable and extensible to new services. Our desktop and mobile applications enable customers to access our product features from anywhere, and our end-point devices enable additional functionality and services. Our calling platform provides a high-volume, low-cost infrastructure for all our calling applications. Our platforms power all aspects of our business, providing the infrastructure for the communications portion of our business and enabling a number of other current and future productivity, automation, monitoring, safety, security and networking infrastructure applications and services.

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We primarily offer our solutions in the U.S. and Canada. We believe that our differentiated platforms and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets, all without significant capital investment or high customer acquisition costs to drive their adoption. We believe that our platforms are particularly well-suited to enable the delivery of connected services because it is always on, monitored and interactive.

We have experienced strong revenue and user growth in recent periods, growing our combined Ooma Business and Ooma Residential core users from approximately 976,000 as of January 31, 2019 to approximately 1,074,000 as of January 31, 2021. Our total revenue was $168.9 million, $151.6 million and $129.2 million in fiscal 2021, 2020 and 2019, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information, including non-GAAP reconciliations.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters is located in Sunnyvale, California.

Ooma | FY2021 Form 10-K | 2

Our Solutions

Ooma Business

Our mission is providing business communications services that are simple, easy to use, and deliver excellent value to small, medium-sized and large companies. We offer a range of solutions to fit each business’ needs, along with personalized support to resolve any issues in deploying and maintaining Ooma services. We refer to Ooma Office and Ooma Enterprise collectively as Ooma Business.

Ooma Office

Ooma Office is a cloud-based multi-user communications system for small and medium-sized businesses designed to manage communications in and out of the office with a suite of powerful features at an affordable price. Ooma Office is simple and intuitive to setup and use, mobile-friendly, scalable, and provides a variety of configurations to meet our customers’ specific needs. Customers have their choice of equipment for voice service, including IP phones, smartphones, PCs and traditional analog phones. The Ooma Office mobile app for iOS and Android allows virtual deployment without hardware. Ooma Office provides a curated set of advanced features, managed through an online portal, including a virtual receptionist, video text messaging, remote extension dialing, ring groups, call park, conferencing, music-on-hold, overhead paging, and voicemail forwarding to e-mail. The Ooma Office Mobile app allows users to make, receive and transfer phone calls, listen to voicemails, text, and manage their Ooma account on the go from any iOS or Android device.

Ooma Office Pro provides a set of additional features that are designed for businesses whose needs are above and beyond our standard Ooma Office service, including: HD video meetings (Ooma Meetings), call recording, enhanced call blocking and voicemail transcription. The Office Pro desktop app conveniently enables users to have their complete business communications system on their PCs and Macs to make and receive calls, host and join video meetings, use SMS and MMS texting, access company directories and other capabilities. The app works anywhere the computer has an internet connection, keeping employees and teams connected while working from home, on the road, or in the office. Ooma Meetings is our new video collaboration platform included as part of Ooma Office Pro that makes it easy for multiple users to share their screens simultaneously.

We also offer the following additional services to our Ooma Office customers:

Ooma Connect delivers both fixed wireless internet connectivity and Ooma Office phone service to replace or back-up slow, costly DSL, satellite and cable services. The solution consists of the Ooma Connect Base Station and the Ooma LTE antenna, which provides wireless internet through a nationwide LTE-Advanced network.

Ooma Managed Wi-Fi is a plug-and-play enterprise-grade Wi-Fi solution that takes the complexity and high cost out of wireless networking for small and medium-sized businesses. Ooma Wi-Fi enables businesses in industries such as retail, restaurant, and hospitality to provide secure Wi-Fi to guests and for online payment systems while maintaining separate connectivity for cloud-based back-end solutions, such as Microsoft Office, Google Workspace or CRM systems.

Ooma Enterprise

Ooma Enterprise is a highly customizable, flexible, and scalable UCaaS solution that complements Ooma Office and allows us to meet the needs of organizations of all sizes. Telecommunications and networking services available through Ooma Enterprise include: mobile and softphone telephony, presence and instant messaging, multiparty audio, video and web conferencing, and call center capabilities with full Application Programming Interface (“API”) support.

Our enterprise UCaaS platform enables easy drag-and-drop call flow management, using modular applications that can be selectively enabled to suit customer needs. Some applications include WebRTC, Call Center, Mobile and Desktop applications, Team Chat, and a distinctive reporting portal for end users and administrators. Additionally, for call center customers, we offer agents and call center managers the ability to visualize their performance through their day or over time with custom reporting solutions. Our global cloud-based network provides business-class security, redundancy, and failover, as well as uniquely routes calls through the shortest path to provide the highest voice quality. Our platform is built on an open API architecture that enables agility, customizations, and integrations into back-end solutions such as CRM, predictive analytics, accounting and customer renewal systems, either internally or via third party developers. This gives Ooma Enterprise customers the ability to streamline business processes and ensure their customers are serviced faster, boosting satisfaction, repeat orders, referrals, and revenues in addition to enabling their users to improve productivity.

In addition, we now offer Direct Routing for Microsoft Teams. Through our global network, every device enabled with the Teams app – desktops, laptops, smart phones and tablets – becomes a fully functional business phone that connects Teams users to external phone lines.

Ooma | FY2021 Form 10-K | 3

Ooma Residential

Ooma Residential includes Ooma Telo basic and premier services as well as our smart security solutions. Our residential phone service provides PureVoice HD voice quality, advanced functionality and integration with mobile devices.

Home Phone Services

Ooma Basic provides unlimited calling within the U.S. and features such as: voicemail access, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home. Our Ooma Mobile HD app allows users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The app includes unlimited mobile domestic calls, subject to normal residential usage limitations, and enables users to make international calls on their mobile devices using Ooma’s attractive international calling plan.

Ooma Premier offers a suite of over 25 advanced calling features on a monthly or annual subscription basis. Ooma Premier helps our users enhance their privacy via custom and anonymous call blocking, stay connected on the go, better manage and access their voicemail, expand calling options, and connect with a variety of devices and services to enable new functionality and automation. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan and voicemail transcription service.

Home Phone Products

We offer three ways to connect to our residential phone services:

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications, advanced calling features and connected services that are not offered by traditional landlines. Users make a one-time purchase of an Ooma Telo and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number for a one-time fee or to select a new number at no cost. Once set up, users have access to free nationwide calling, international calling with low rates and the features described above.

Ooma Telo Air is an Ooma Telo with built-in Wi-Fi and Bluetooth connectivity that connects to the internet wirelessly using the home’s Wi-Fi network and can be paired with mobile phones to answer incoming mobile calls from any phone in the home.

Ooma Telo 4G is an Ooma Telo with back-up internet service that runs on a high-speed wireless LTE network. The Ooma Telo 4G combines the Ooma Telo base station with the Ooma 4G Adapter and battery back-up to deliver an always-on home phone solution with all of the advanced features provided by our unique cloud-based residential platform.

Overall, our residential platform enables an ecosystem for connected services by integrating with other automation solutions to enable innovative and valuable features.

Home Security

Ooma Smart Security is an innovative security and monitoring platform that utilizes the Ooma Telo device to provide do-it-yourself home security and awareness through a range of sensors including door and window, motion, garage door, water, siren, smoke, and a keypad that acts as a physical control panel for the security system. Ooma Smart Security also offers professional monitoring services, remote 911 features and multi-user geofencing capabilities to automatically arm and disarm the security system. The Ooma Smart Security mobile app for iOS and Android is the interface through which users interact with the system to pair sensors, toggle between home, away and vacation modes, check activity logs and manage and receive notifications.

Talkatone

Our Talkatone mobile app is available to anyone with an iOS or Android mobile device. Users download the app from the Apple App Store or Google Play for free. Users select a phone number that they can use to make calls and texts to most U.S. and Canada numbers using a Wi-Fi or cellular data connection within and out of network. Advertising is displayed within the Talkatone mobile app and users can purchase premium services such as ad-free usage and international calling plans.

Ooma | FY2021 Form 10-K | 4

Sales and Marketing

Our sales and marketing objective is to grow our customer base and sell to our existing customers additional services using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost.

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

Traditional. We use radio advertising to build awareness and interest for our products and services, which benefits both Ooma Business and Ooma Residential. We believe that radio advertising provides an opportunity to build the Ooma brand cost-effectively, educate prospects on Ooma’s unique combination of quality and value, and capture prospects’ attention. Businesses and consumers who hear our ads are directed to our web site, our inbound sales personnel, and/or to key retail partners.

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

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. No single customer accounted for 10% or more of our total revenue for fiscal 2021, 2020 and 2019.

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

Ooma | FY2021 Form 10-K | 5

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

We maintain two customer contact centers: one operated by us in Newark, California, which primarily supports our business customers, and the other operated by a third-party provider in Manila, Philippines, which primarily supports our residential customers. In addition, our offices located in Vancouver, British Columbia and Boca Raton, Florida support our enterprise customers. We utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials and e-mail.

Engineering, Research and Development

We take an integrated approach to the development of our technology. Our extensive engineering resources span both hardware and software, and our business scope encompasses the entire platform from user devices such as handsets to cloud infrastructure, giving us the ability to create unique features and services for our customers. We believe our integrated engineering and business strategy is a significant competitive advantage and makes it feasible for us to leverage our platforms to deliver a broad range of productivity, automation and infrastructure connected services.

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and integrates our solutions, we are able to offer a solution that works seamlessly between software and hardware and respond to customer feedback to add in additional features and services that work across our platforms. Our team consists of a core set of engineers located primarily in the San Francisco Bay Area, augmented by development teams in a number of international locations.

Operations and Manufacturing

We currently serve the majority of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility for most of our customers. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise appliances and end-point devices. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma | FY2021 Form 10-K | 6

Competition

The market for communications solutions and other connected services for business, home and mobile users is very large, complex, fragmented and defined by changing technology and customer demands. We expect competition to continue to increase in the future. We believe that the defining factors driving competition in our market include:

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

We believe that we generally compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•	Established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•

Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp, 8x8 Inc., Coredial LLC, Evolve IP LLC, Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., and Alphabet Inc. (Google Voice); and

•	Traditional on-premise hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc.

All of these companies currently or may in the future host their solutions through the cloud. We also face competition in the home security market from several established providers.

Ooma | FY2021 Form 10-K | 7

Human Capital

People and Culture.  We view our people and our company culture as key to our success. We aim to attract and retain talented people representing diverse perspectives and skills, who are driven by our common Ooma values:

We care that everyone loves their Ooma experience.

We think big to innovate and revolutionize markets.

We create smarter solutions that uniquely deliver both superior experiences and superior value.

We embrace diversity of thought to make the best decisions.

We respect that problems are best solved by fact-based discussions and positive intent.

We choose to be a force for good in the world.

From time-to-time, we conduct confidential company-wide surveys to capture our employees’ views of the organization, company goals and job satisfaction, which our senior leadership team reviews and acts upon, as appropriate. Our employees are encouraged to engage with company leadership and openly raise concerns and questions, including via our quarterly employee communications meeting with the CEO and senior management team.  Our management team also regularly hosts “Ask and Answer” sessions across the organization to create more opportunities for employees to communicate, share ideas and learn about Ooma.  In calendar year 2020, we were named one of the Bay Area’s “Best Places to Work” by the Silicon Valley Business Journal and the San Francisco Business Times.

Diversity, Equity, Inclusion (“DEI”) and Racial Justice.  Our commitment to DEI and racial justice is more than the policies and practices we develop and adhere to – it is an integral part of who we are and how we operate. We believe it is our responsibility to embrace a diverse employee workforce, build a strong and caring culture of inclusion and lead with both passion and compassion. During fiscal 2021, we formed an internal committee led by our Chief Financial Officer, as well as joined the Silicon Valley Leadership Group’s DEI committee, to continue to support and enhance our practice of DEI and racial justice values. For example, we increased gender and ethnic diversity on our Board of Directors in January 2021. We believe a diverse and inclusive workforce serves to enrich our employee experience.

Compensation and Benefits.  We aim to provide our employees competitive salaries and benefit programs that help meet the varying needs of our workforce. These programs include an employee stock purchase plan, equity awards and bonuses, a 401(k) retirement plan with a company match, healthcare benefits, paid time off and family leave, and flexible work arrangements. We conduct annual benchmarking to assess our compensation and benefit programs against those of our peers.

Workplace Health and Safety. We are committed to providing a safe and healthy workplace for our workforce. In response to the COVID-19 pandemic, we implemented significant changes in compliance with local regulations. This includes currently requiring most of our employees to work from home, while implementing additional safety measures for personnel continuing critical on-site work.

Community Support.  We believe in giving back and promoting community outreach through corporate giving and employee volunteerism. Through our “Ooma Giving Back” program, we partner with certain non-profit organizations to help support several local communities.

Ooma | FY2021 Form 10-K | 8

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

As of January 31, 2021, we had 34 issued patents and 14 patent applications pending in the U.S. and 7 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2031 and 2038.  We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any issued patents may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Despite the foregoing protections, unauthorized parties may attempt to misappropriate our rights or to copy or obtain and use our proprietary technology to develop products and services with the same functionality as ours. Policing unauthorized use of our technology and intellectual property rights is difficult and enforcing our intellectual property rights is expensive and uncertain.

Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

Employees and Contractors

As of January 31, 2021, we had a total of 357 full-time employees, the majority of whom are located in the U.S. and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement. Additionally, we utilize third party contractors and temporary personnel to supplement our workforce.

Regulatory Matters

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by internet service providers. The Federal Communications Commission (“FCC”), the U.S. Congress, and various regulatory bodies in the states and in foreign countries have imposed regulations on VoIP providers and are continuing to consider new regulatory requirements on VoIP services.

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

Ooma | FY2021 Form 10-K | 9

International Regulation

As we expand internationally, we are subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In Canada, our service is regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”) which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations.

See “Risks Related to Regulatory and Tax Matters” in Item 1A. Risk Factors below for more information.

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

Ooma | FY2021 Form 10-K | 10

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

Risks Related to Our Business and Industry

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
•

Our quarterly and annual results have fluctuated in the past and may continue to do so. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate.

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

Ooma | FY2021 Form 10-K | 11

•

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new products, services or applications on a timely and cost-effective basis in order to remain competitive.

Risks Related to Security, IT Systems and Intellectual Property

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

Risks Related to Regulatory and Tax Matters

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

Risks Related to Being a Public Company

•	If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

Risks Related to Ownership of our Common Stock

•	Our stock price has been and will likely continue to be volatile and could fluctuate or decline, resulting in a substantial loss of your investment.

Ooma | FY2021 Form 10-K | 12

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic has had a material impact on the United States and global economies and could materially impact our business in a number of ways. The U.S. federal government, as well as state and local governments, implemented numerous evolving mandates and public health measures to contain or mitigate the outbreak of the virus, including “stay at home” orders and advisories, business limitations or closures, restrictions on public gatherings, travel restrictions and quarantines. For example, in California, where our corporate headquarters, local sales office and warehouse are located, we are requiring the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Our employees' business travel has been suspended except where necessary and properly authorized. Our customers and business partners also may be subject to various shelter-in-place and other social distancing orders, which have changed the way we interact with our clients and business partners.  We cannot anticipate the extent to which the pandemic and government mandates will continue to affect our operations.

In the first half of fiscal 2021, the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, increased, which we believe was primarily attributable to the effects of the pandemic, such as increased price competition and a reduction in customer or partner spending. Although we have seen some stabilization during the second half of the fiscal year, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. The effects of the pandemic have also caused delays in providing professional installation services to one large customer. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales. In addition, the pandemic could continue to impact our global supply chain network and cause extended shutdowns of businesses.

The duration and extent of the impact from the COVID-19 pandemic on our business depends on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of containment actions, including vaccination efforts, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected. Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

If we are unable to attract new users of our services on a cost-effective basis, including as a result of the COVID-19 pandemic, our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new users on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels could increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenue generated by such expenses, and we may fail to experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. New users are drawn to our products and services by rankings circulated by organizations such as Amazon, Apple and Google app stores and highly regarded publications such as PCMag. If we are unable to maintain effective advertising programs and garner favorable rankings, our ability to attract new customers could be materially and adversely affected, which could lead us to increase our advertising and marketing expenditures substantially, and our results of operations may suffer.

Ooma | FY2021 Form 10-K | 13

We market our products and services principally to businesses and households. Some of these business customers and consumers tend to be less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional communications services such as telephone, fax and e-mail, these customers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. Moreover, factors such as the ongoing COVID-19 pandemic could cause these customers to delay or cancel buying decisions. If these customers choose not to adopt our services, our ability to grow our business could be negatively affected.

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, or costs we incur to retain our customers and encourage them to add users and, in the future, to purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to 3 years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term.  Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our financial performance and user churn, resulting in a significant impact on our results of operations, and increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. The economic downturn that has resulted from the COVID-19 pandemic could cause further financial hardship for some of our customers, decrease technology spending and negatively impact our customers’ willingness to enter into or renew subscriptions with us, and/or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

Our business is susceptible to a broad array of market forces, and our efforts to mitigate risk of customer churn due to any factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

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

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. We face continued competition from established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc; as well as traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud.

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

Ooma | FY2021 Form 10-K | 14

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

We currently sell Ooma Residential and Ooma Business through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. A significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue and profit margins. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer. Furthermore, to the extent these retailers or reseller partners are negatively impacted by the effects of the COVID-19 pandemic, including declaring bankruptcy, or otherwise affected by strategic transactions, our sales may also be adversely impacted as a result.

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

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise appliances and end-point devices and our results of operations could be affected by slowdowns in manufacturing due to external factors such as the spread of the COVID-19 pandemic. For example, the Chinese government has from time to time imposed certain restrictions on movement of people and goods to limit the spread of COVID-19. Further, many other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed.

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

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the supplier of such components could cause our business to suffer as we identify alternative sources of components. For example, public health crises, such as the COVID-19 pandemic, or the occurrence of other events outside our control, such as natural disasters, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia.  Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue

Ooma | FY2021 Form 10-K | 15

for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. Equinix, Inc. and others provide data center facilities; Comcast, NTT Inc. and others provide backbone internet access; and Inteliquent and others provide origination services. Inteliquent is also our primary provider of 911 services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma | FY2021 Form 10-K | 16

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

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. In addition, as a result of the COVID-19 pandemic, many of our technical specialists tasked with managing disruptions are operating under work-from-home arrangements, which could increase the time necessary to remedy service outages. Even with the disaster recovery arrangements that we have in place, our service could be interrupted. Any defects in, or unavailability of, the components of our platforms that cause interruptions of our services could, among other things: cause a reduction in revenue or a delay in market acceptance of our services; require us to issue refunds to our customers or expose us to claims for damages; cause us to lose existing customers and make it more difficult to attract new customers; divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation; increase our technical support costs; and harm our reputation and brand.

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. The ability to support our customers has been disrupted by the ongoing COVID-19 pandemic, and may be in the future disrupted by other natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we will need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. We currently offer support almost exclusively in English. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

Ooma | FY2021 Form 10-K | 17

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We have experienced substantial growth in our business, including an increase in the number of customers we consider to be our core users. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts, add additional sales and marketing personnel worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. During the number transfer process, our new customers must maintain both our service and their existing phone service. We depend on third-party carriers to transfer phone numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the U.S., both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Ooma | FY2021 Form 10-K | 18

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $2.4 million in fiscal 2021. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $4.4 million for fiscal 2021,  we cannot assure you that our operating cash flow would remain positive in the future as a result of our increased expenditures and the adverse impact from the COVID-19 pandemic. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Our quarterly and annual results of operations and cash flows, have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth and successfully penetrate the communications and connected services markets for businesses, residential and mobile;
•	the number of monthly, annual and multi-year subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•

quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics, including the COVID-19 pandemic;

Ooma | FY2021 Form 10-K | 19

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

During 2019, the U.S. Administration announced new and increased tariffs on certain Chinese imported goods, and China has imposed tariffs in response to the actions of the U.S.  Such actions subject a wide range of our products to tariffs and increased existing tariffs on certain of our products, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed certain other related tariffs, we cannot assure you that the new U.S. Administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain raw material and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. National Defense Authorization Act for Fiscal Year 2019, imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. While this ban has not had a direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly, which may result in higher costs and disruption to our business.

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. For example, the COVID-19 pandemic has had adverse effects on economies and financial markets globally, which have particularly impacted many small and medium sized businesses. The economic downturn resulting from the COVID-19 pandemic has decreased technology spending for certain customers and segments of the economy, and could adversely affect demand for our offerings and harm our business and results of operations. Although the U.S. government and others throughout the world have taken steps to provide monetary and fiscal assistance to individuals and businesses affected by the pandemic, it is unclear whether government actions will successfully avert or mitigate any economic downturn. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small

Ooma | FY2021 Form 10-K | 20

and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

Ooma | FY2021 Form 10-K | 21

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings or enter into credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. For example, our recent credit facility contains affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions.  Any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and the trading price of our common stock would likely decline. Additionally, any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing under our credit facility or alternative sources on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Shifts in trends or the emergence of new technologies may render our solutions obsolete or require us to expend significant resources to develop, license, or acquire new products, services or applications on a timely and cost-effective basis in order to remain competitive.

The cloud-based communications and connected services industries are emerging markets characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2021, we derived approximately 54% and 44% of our revenue from Ooma Residential and Ooma Business, respectively, and expect they will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2021 Form 10-K | 22

Our success depends, in part, on increased public acceptance of our connected services, applications and products.

Our future growth depends on our ability to significantly increase revenue generated from our Ooma Business and Ooma Residential communications solutions and other connected services. The markets for cloud-based communications, smart security services and connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Residential product and services are being sold to individuals and families. With the growth of mobile technologies, many consumers have chosen to eliminate their home telephone service. Our ability to continue growing our user base depends on our ability to convince our customers and potential customers that our service is sufficiently useful and cost-effective, that it makes sense to maintain or establish home telephone services with us. Our growth could slow and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates. Additionally, our smart security products and services face significant competition in a market segment where the Ooma brand is relatively unknown, and where there are several established large providers with significantly greater resources than ours. If we fail to create sufficient recognition of the Ooma brand in the smart security market, fail to provide features or benefits in our smart security products and services seen as desirable by consumers, or fail to convince consumers of the relative benefits of our smart security products and services when compared to those of our competitors, our products and services could fail to achieve market acceptance and therefore not generate significant increases to our revenue.

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

Ooma | FY2021 Form 10-K | 23

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

Ooma | FY2021 Form 10-K | 24

Risks Related to Security, IT Systems and Intellectual Property

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

Despite our ongoing efforts to enhance the implementation of security measures, our infrastructure may be vulnerable to hackers, phishing, computer viruses, worms, other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data. In addition, because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Ooma | FY2021 Form 10-K | 25

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

Ooma | FY2021 Form 10-K | 26

Also, a number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice sued to block the law going into effect, and California had agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. However, on February 8, 2021, the Department of Justice dropped the lawsuit, clearing the way for California to enforce the law. We cannot predict whether the FCC orders or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. The FCC’s orders could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services, by increasing the costs of services we purchase or by creating tiers of internet access service and by either charging us for or prohibiting us from being available through these tiers, and we cannot predict the impact of these events upon our business and results of operations.

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

Ooma | FY2021 Form 10-K | 27

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

These and other outcomes may:

•	result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers;
•	cause us to pay license fees for intellectual property we are deemed to have infringed;
•	cause us to incur costs and devote valuable technical resources to redesigning our services;
•	cause our cost of revenue to increase;
•	cause us to accelerate expenditures to preserve existing revenue;
•	cause existing or new vendors to require prepayments or letters of credit;
•	materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill;
•	cause us to change our business methods or services;
•	require us to cease certain business operations or offering certain products, services or features; and
•	lead to our bankruptcy or liquidation.

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

Ooma | FY2021 Form 10-K | 28

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

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, and employee or other theft, as well as third-party provider failures. Our exposure to these vulnerabilities may increase due to the effects of the COVID-19 pandemic.  Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

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

Ooma | FY2021 Form 10-K | 29

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

Regulatory and Tax Matters

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

The FCC has adopted additional 911 requirements for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services must supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our compliance with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

Ooma | FY2021 Form 10-K | 30

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, the Pallone-Thune Telephone Robocall Abuse Criminal Enforcement and Deterrence Act (TRACED Act), which was signed into law on December 31, 2019, required the FCC to implement regulations for interconnected VoIP providers to implement the “STIR/SHAKEN” framework to authenticate caller-ID information by June 30, 2021 to combat illegal robocalling. To the extent that we pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled.  Additionally, as a VoIP provider we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

We may not be able to comply with FCC rules governing completion of calls to rural areas and related reporting requirements.

The FCC’s rules governing the completion of calls to rural areas and related reporting requirements require us, among other things, to monitor the performance of our intermediate providers – telecom companies we use to help complete telephone calls to rural areas and take steps to prevent rural call completion problems that may be caused by our intermediate providers, such as persistent low answer or completion rates, unexplained anomalies in performance, or repeated complaints to the FCC. Under certain circumstances, if our routing choices, meaning the intermediate providers we chose to help us complete calls to rural areas, result in lower quality service, we may be held liable for the actions taken by our intermediate providers. If we cannot comply with these rules, we could be subject to investigation and enforcement action and could be exposed to substantial liability. The FCC also has increased enforcement activity related to completion of calls to rural customers, and we could be subject to substantial fines and to conduct requirements that could increase our costs if we are the subject of an enforcement proceeding and cannot demonstrate calls from our customers to rural customers are completed at a satisfactory rate.

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

Ooma | FY2021 Form 10-K | 31

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to Universal Service Fund programs, including the manner in which companies, like us, contribute to the federal USF program, and whether certain non-interconnected VoIP providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that continue to increase our contribution burden, we will either need to absorb the increased costs or raise the amount we currently collect from some of our customers to cover these obligations, which would either reduce our profit margins or diminish our price advantage. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We currently charge our customers certain fees and other surcharges, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”) was recently approved by California voters and will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. The CPRA modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

Ooma | FY2021 Form 10-K | 32

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

Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards, in particular as we continue to expand our international operations, may increase the cost of our operations, affect our ability to provide all the current features of our business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to collect, store, process, use, transmit and share data, and to allow our customers to collect, store, retain, protect, use, process, transmit, share and disclose data with others through our products and services. Compliance with such obligations and restrictions could increase the cost of our operations. Failure to comply with obligations and restrictions related to data privacy and security could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Ooma | FY2021 Form 10-K | 33

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

Ooma | FY2021 Form 10-K | 34

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

As of January 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $123.3 million and $70.2 million, respectively, available to offset future taxable income, which will begin to expire in 2030 if not utilized. We also have federal and research and development tax credit carryforwards that will begin to expire in 2030 and California research and development tax credit carryforwards with no expiration date.  Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2021 Form 10-K | 35

Risks Related to Being a Public Company

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to increase our compliance costs, make some activities more difficult, time-consuming and costly, and place significant demands on our financial and operational resources, as well as IT systems.

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting, because we are no longer an “emerging growth company” as of January 31, 2021, as defined by the Jumpstart Our Business Startups Act. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and NYSE.

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

Ooma | FY2021 Form 10-K | 36

Risks Related to Ownership of Our Common Stock

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

Ooma | FY2021 Form 10-K | 37

•	providing that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibiting stockholder action by written consent;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification of stockholder nominations and proposals.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporate Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors. These and other provisions in our amended and restated certificate of incorporation and our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. While the Delaware Supreme Court determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act of 1933, as amended, against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

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

Ooma | FY2021 Form 10-K | 38

General Risk Factors

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

Ooma | FY2021 Form 10-K | 39

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Sunnyvale, California and consists of leased office space totaling approximately 33,400 square feet. We lease additional office and warehouse space in the San Francisco Bay Area for various product development, operational and customer support purposes. We also lease offices in Boca Raton, Florida and several other locations throughout the U.S. as well as Vancouver, British Columbia.

We lease space from third-party data centers under co-location agreements in Northern California, Texas and Virginia that support our cloud infrastructure.

We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 7: Operating Leases of the accompanying notes of our consolidated financial statements for more information about our lease commitments.

ITEM 3. Legal Proceedings

For a discussion of legal proceedings, see Note 11: Commitments and Contingencies – Legal Proceedings in the notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, which information is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

Ooma | FY2021 Form 10-K | 40

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of January 31, 2021, there were approximately 66 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2016 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 29, 2021, the last trading day of our fiscal year 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Ooma, Inc., the NYSE Composite Index
and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
1/16
1/17
1/18
1/19
1/20
1/21
Ooma, Inc.
NYSE Composite
NASDAQ Telecommunications

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

Use of Proceeds. Not applicable.

Ooma | FY2021 Form 10-K | 41

ITEM 6. Selected Consolidated Financial Data

The information set forth below for the five years ended January 31, 2021 is not necessarily indicative of results of future operations, and should be read in conjunction with MD&A and the consolidated financial statements, related notes and other financial information included elsewhere in this Form 10-K (in thousands, except share and per share data):

Consolidated Statement of Operations Data:

	Fiscal Year Ended January 31,
	2021	2020	2019	2018	2017
Revenue	$168,947	$151,593	$129,231	$114,490	$104,524
Gross margin	$104,804	$89,381	$76,491	$68,092	$59,329
Net loss	$(2,441)	$(18,801)	$(14,572)	$(13,121)	$(12,949)
Basic and diluted net loss per share	$(0.11)	$(0.89)	$(0.74)	$(0.71)	$(0.74)
Weighted-average common shares outstanding	22,361,312	21,051,039	19,799,781	18,570,128	17,490,448

Consolidated Balance Sheet Data:

	As of January 31,
	2021	2020	2019	2018	2017
Cash, cash equivalents and short-term investments	$28,311	$26,064	$42,623	$51,790	$53,201
Working capital	$9,338	$1,144	$17,191	$29,338	$34,299
Total assets	$89,097	$80,611	$78,388	$73,431	$73,338
Deferred revenue, current and non-current	$16,501	$15,971	$15,750	$15,984	$16,030
Total liabilities	$49,546	$52,196	$45,341	$36,363	$33,518
Total stockholders' equity	$39,551	$28,415	$33,047	$37,068	$39,820

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on February 1, 2019 and ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on February 1, 2018. Both standards were adopted using the modified retrospective method. Therefore, comparative prior period amounts have not been adjusted for Topics 842 and 606 and continue to be reported under the historic accounting standards in effect for the periods presented.

Ooma | FY2021 Form 10-K | 42

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2021 as fiscal 2021, our fiscal year ended January 31, 2020 as fiscal 2020 and our fiscal year ended January 31, 2019 as fiscal 2019. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2021 and 2020 items and year-to-year comparisons between fiscal 2021 and 2020. Discussion regarding our financial condition and results of operations for fiscal 2020 as compared to 2019 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC on April 14, 2020.

Executive Overview

Ooma creates powerful connected experiences for businesses and consumers. Our smart SaaS and UCaaS platforms serve as a communications hub, which offers cloud-based communications solutions, smart security and other connected services. Our business and residential solutions deliver our proprietary PureVoice high-definition voice quality, advanced functionality and integration with mobile devices, at competitive pricing and value. Our platforms help create smart workplaces and homes by providing communications, monitoring, security, automation, productivity and networking infrastructure applications.

We generate subscription and services revenue by selling subscriptions and other services for our communications services, as well as other connected services. We generate our product and other revenue from the sale of our on-premise appliances and end-point devices, as well as from porting fees to enable customers to transfer their existing phone numbers to the Ooma service. We primarily offer our solutions in the U.S. and Canada.

We refer to Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our smart security solutions. See Item 1. Business above for additional information regarding our business, including products and services offered, competitive market and regulatory matters.

Fiscal 2021 Financial Performance

•	Total revenue was $168.9 million, up 11% year-over-year, primarily driven by the continued growth of Ooma Business.
•	Subscription and services revenue increased as a percentage of our total revenue over the last three years, from approximately 90% in fiscal 2019 to 93% in fiscal 2021.
•	Subscription and services revenue from Ooma Business and Ooma Residential grew 27% and 3% year-over-year, respectively.
•

Total gross margin was 62%, compared to 59% in fiscal 2020, primarily driven by the growth of Ooma Business and associated benefits of economies of scale, and cost savings associated with the discontinuation of Ooma Smart Cam in October 2019.

•	GAAP net loss was $2.4 million, improved from a net loss of $18.8 million in fiscal 2020, largely driven by our revenue growth, higher gross margins, and due to lower travel and other expenses.
•	Non-GAAP net income was $11.5 million, compared to a non-GAAP net loss of $0.7 million in fiscal 2020.
•	Adjusted EBITDA was $14.0 million, compared to $1.0 million in fiscal 2020.
•	As of January 31, 2021, we had total cash, cash equivalents and short-term investments of $28.3 million, up $2.2 million from $26.1 million as of January 31, 2020.

Ooma | FY2021 Form 10-K | 43

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

During the global pandemic, we have continued to remain focused on executing our growth strategy while also adapting to the changes in our market environment and business activities driven by COVID-19. Since mid-March 2020, we have required our employees to work from home and suspended all non-essential business travel, which changed how we operate our business. Inside sales and online sales functions were less affected, but sales through face-to-face channels and through retailers became more challenging.

In the first half of fiscal 2021, we saw our customer churn rate increase from pre-pandemic levels and experienced some delays in installation services, which we believe was primarily attributable to the impact of the COVID-19 pandemic. During the second half of fiscal 2021, we have seen some stabilization in our churn rate. While our revenue can be relatively predictable as a result of our subscription-based business model, the severity and duration of the pandemic and its impact on our operations continues to remain uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods.

A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further disrupt our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which could materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Item 1A above.

Key Factors Affecting Our Performance

Our historical financial performance and key business metrics have been, and we expect that our financial performance and key business metrics in the future will be, primarily driven by the following factors:

Core user growth. Our growth in the number of core users, a key business metric defined below, is a key indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue, especially Ooma Business.

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Business customers than Ooma Residential customers, which is driven in part by the failure rate of small businesses as well as the COVID-19 pandemic. Accordingly, we expect that our overall core user churn rate will increase as sales of our business products increase relative to sales of residential products.

Growth in additional services. We believe that there is significant opportunity for us to increase the additional subscription and services that our customers purchase from us in both the business and residential markets. Customers who purchase additional subscription and services from us generate more value to Ooma over the life of our customer relationship. In order to drive adoption of additional services, we will need to continue to enhance our existing solutions and develop new connected services. For example, we intend to invest in Ooma Business to launch additional features to continue our momentum serving larger businesses and further increase our average revenue per user. We also plan to evolve our Ooma Connect and Wi-Fi solutions as part of our longer-term strategy to provide a more complete solution for small and medium-sized businesses.

Investing in long-term revenue growth. We believe that our total addressable market opportunity is large and we intend to continue significantly investing in sales and marketing to grow our user base. We expect the domestic and international markets in which we conduct our business will remain highly competitive. We expect to continue investing in research and development to enhance our platforms and develop additional connected services. We may evaluate additional possible acquisitions of businesses, products and technologies that are complementary to our business.

Ooma | FY2021 Form 10-K | 44

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table sets forth our key metrics for each of the periods indicated (in thousands, except percentages):

	As of January 31,
	2021	2020	2019
Core users	1,074	1,048	976
Annualized exit recurring revenue (AERR)	$160,528	$143,190	$119,102
Net dollar subscription retention rate	96%	100%	99%
Adjusted EBITDA	$14,013	$966	$(1,859)

Core Users increased year-over-year, which was primarily driven by growth in business users. As of January 31, 2021, Ooma Business users comprised approximately 25% of our total core users, up from 22% as of January 31, 2020. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increase in business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue (excluding Talkatone revenue) by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR.

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

Ooma | FY2021 Form 10-K | 45

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. In addition, investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, income tax provision or benefit, depreciation and amortization, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of income tax provisions or benefits, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not recurring in nature;

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
GAAP net loss	$(2,441)	$(18,801)	$(14,572)
Reconciling items:
Interest and other income, net	(419)	(780)	(830)
Income tax provision (benefit)	85	(130)	(384)
Depreciation and amortization of capital expenditures	2,877	2,548	2,269
Amortization of acquired intangible assets and acquisition-related costs	1,304	1,289	821
Stock-based compensation and related taxes	12,607	13,149	10,695
Restructuring charges	—	3,085	—
Litigation costs	—	606	142
Adjusted EBITDA	$14,013	$966	$(1,859)

Ooma | FY2021 Form 10-K | 46

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

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, certain telecom taxes and fees (including Federal USF contributions), credit card processing fees, costs to build out and maintain data centers, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support and allocated overhead costs.

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise appliances at aggressive price points to facilitate the adoption of our platforms and services. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise appliances, we would expect our total gross margin to be impacted.

Operating expenses

Sales and marketing expenses consist primarily of personnel costs for employees and contractors, advertising and marketing costs, amortization of sales commissions paid to internal sales personnel and third parties, amortization of acquired intangible assets, travel expenses and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development consists primarily of personnel costs for employees and contractors, as well as costs for supplies, software tools, product certification and allocated overhead costs. We expect our research and development expenses to increase in absolute dollars.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, legal fees, acquisition-related transaction costs and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars.

Ooma | FY2021 Form 10-K | 47

Consolidated Results of Operations

The tables in this section set forth selected consolidated statements of operations data for each of the periods indicated (dollars in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription and services	$156,873	$139,499	$116,429
Product and other	12,074	12,094	12,802
Total revenue	168,947	151,593	129,231

Cost of revenue:
Subscription and services	46,134	43,748	36,108
Product and other	18,009	18,464	16,632
Total cost of revenue	64,143	62,212	52,740
Gross profit	104,804	89,381	76,491

Operating expenses:
Sales and marketing	50,919	50,497	40,761
Research and development	36,079	37,770	33,903
General and administrative	20,581	20,825	17,613
Total operating expenses	107,579	109,092	92,277
Loss from operations	(2,775)	(19,711)	(15,786)
Interest and other income, net	419	780	830
Loss before income taxes	(2,356)	(18,931)	(14,956)
Income tax (provision) benefit	(85)	130	384
Net loss	$(2,441)	$(18,801)	$(14,572)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Cost of revenue	$1,054	$1,311	$957
Sales and marketing	1,978	2,004	1,501
Research and development	4,387	4,773	3,906
General and administrative	5,188	5,061	4,331
Total stock-based compensation and related taxes	$12,607	$13,149	$10,695

Ooma | FY2021 Form 10-K | 48

Revenue

	Fiscal Year Ended January 31,			Change
	2021	2020	2019	2021 vs. 2020
Revenue:
Subscription and services	$156,873	$139,499	$116,429	$17,374	12%
Product and other	12,074	12,094	12,802	(20)	NM
Total revenue	$168,947	$151,593	$129,231	$17,354	11%
Percentage of revenue:
Subscription and services	93%	92%	90%
Product and other	7%	8%	10%
Total	100%	100%	100%

NM = not meaningful

Fiscal 2021 Compared to Fiscal 2020

We derived approximately 54% and 58% of our total revenue from Ooma Residential and approximately 44% and 39% from Ooma Business in fiscal 2021 and 2020, respectively. Subscription and services revenue increased $17.4 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.  Product and other revenue was comparable to the prior year.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2021	2020	2019	2021 vs. 2020
Cost of revenue:
Subscription and services	$46,134	43,748	36,108	$2,386	5%
Product and other	18,009	18,464	16,632	(455)	(2)%
Total cost of revenue	$64,143	$62,212	$52,740	$1,931	3%
Gross margin:
Subscription and services	71%	69%	69%
Product and other	(49)%	(53)%	(30)%
Total	62%	59%	59%

Fiscal 2021 Compared to Fiscal 2020

Subscription and services gross margin of 71% increased year-over-year from 69% reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue for fiscal 2021 increased $2.4 million or 5% year-over-year, primarily due to a $1.5 million increase in telecom and network infrastructure costs as well as increased regulatory costs. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and acquisition-related growth of our business.

Product and other revenue gross margin of negative 49% improved year-over-year from negative 53% due to the non-recurrence of $2.1 million in restructuring charges associated with the discontinuation of Smart Cam, which was partly offset by an increase in freight costs and promotional activities.

Ooma | FY2021 Form 10-K | 49

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2021	2020	2019	2021 vs. 2020
Sales and marketing	$50,919	50,497	40,761	$422	1%
Research and development	36,079	37,770	33,903	(1,691)	(4)%
General and administrative	20,581	20,825	17,613	(244)	(1)%
Total operating expenses	$107,579	$109,092	$92,277	$(1,513)	(1)%

Fiscal 2021 Compared to Fiscal 2020

Sales and marketing expenses increased $0.4 million year-over-year, reflecting a $1.8 million increase in amortization of deferred sales commissions that was largely offset by a $1.0 million decrease in travel related costs and a $0.5 million decrease in personnel related costs.

Research and development expenses decreased $1.7 million or 4% year-over-year, primarily due to a $1.0 million decrease in consultant costs and the non-recurrence of $0.6 million in severance and other charges associated with our October 2019 restructuring actions. Overall, the year-over-year decrease in research and development expenses was largely driven by the cost savings associated with the discontinuation of Smart Cam.

General and administrative expenses decreased slightly year-over-year, primarily reflecting a $1.1 million decrease in legal costs that was largely offset by a $1.0 million increase in personnel related costs, driven by higher headcount. The decrease in legal costs was primarily attributable to the non-recurrence of costs associated with certain litigation proceedings that were settled in fiscal 2020.

Interest and Other Income, net

Interest and other income, net decreased $0.4 million year-over-year to $0.4 million in fiscal 2021 compared to $0.8 million in fiscal 2020, mainly due to a decrease in investment income that resulted from lower interest rates and a higher proportion of cash equivalents in our investment portfolio during fiscal 2021.

Ooma | FY2021 Form 10-K | 50

Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income (loss) and Adjusted EBITDA (see “Key Metrics” above). These non-GAAP financial measures exclude non-cash stock-based compensation expense and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

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

Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of our operating results and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted expenses or gains are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together.

The following table presents a reconciliation of GAAP net loss to non-GAAP net income (loss) for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
GAAP net loss	$(2,441)	$(18,801)	$(14,572)
Stock-based compensation and related taxes	12,607	13,149	10,695
Amortization of acquired intangible assets and acquisition-related costs	1,304	1,289	752
Restructuring charges	—	3,085	—
Litigation costs	—	606	142
Non-GAAP net income (loss)	$11,470	$(672)	$(2,983)

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly financial data for each of the eight quarterly periods ended January 31, 2021 (in thousands, except percentages):

	Three Months Ended
	January 31	October 31	July 31	April 30
Fiscal 2021
Total revenue	$44,262	$42,967	$41,412	$40,306
Gross profit	$27,440	$26,687	$25,502	$25,175
Gross margin	62%	62%	62%	62%
Total operating expenses	$27,999	$27,209	$26,051	$26,320
Net loss	$(595)	$(413)	$(367)	$(1,066)

Fiscal 2020
Total revenue	$40,648	$39,595	$37,343	$34,007
Gross profit	$24,588	$22,040	$22,320	$20,433
Gross margin	60%	56%	60%	60%
Total operating expenses	$27,060	$28,980	$27,599	$25,453
Net loss	$(2,294)	$(6,784)	$(4,983)	$(4,740)

Our total revenue has grown sequentially each quarter due to the continued growth in our subscriber base driven by an increase in our core users.

Our results for the third quarter of fiscal 2020 were negatively affected by $3.1 million in total restructuring charges associated with the discontinuation of Ooma Smart Cam in October 2019 and a small reduction-in-force.

Ooma | FY2021 Form 10-K | 51

Liquidity and Capital Resources

As of January 31, 2021, we had $28.3 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25 million and, subject to certain conditions, may be increased to up to $45 million. We currently have no outstanding borrowings. See Note 12: Financing Arrangements of the accompanying notes of our consolidated financial statements for more information.

Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally, and the impact of COVID-19 pandemic on these or other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$4,367	$(7,564)	$(3,926)
Net cash provided by investing activities	229	2,866	14,853
Net cash provided by (used in) financing activities	1,022	1,008	(40)
Net increase (decrease) in cash and cash equivalents	$5,618	$(3,690)	$10,887

Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Net loss	$(2,441)	$(18,801)	$(14,572)
Non-cash charges	19,700	19,645	12,321
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(637)	135	(1,050)
(Increase) decrease in inventories	(3,378)	407	(4,213)
Increase in other assets	(5,496)	(4,965)	(5,334)
(Decrease) increase in accounts payable and other liabilities	(3,911)	(4,089)	8,150
Increase in deferred revenue	530	104	772
Net cash provided by (used in) operating activities	$4,367	$(7,564)	$(3,926)

For fiscal 2021, our net loss of $2.4 million included non-cash charges primarily related to stock-based compensation, operating lease expense and depreciation and amortization expense. Operating asset and liability changes for fiscal 2021 included:

•	an increase of $5.5 million in other current and non-current assets primarily due to the capitalization of sales commissions costs under Topic 606
•	a decrease of $3.9 million in accounts payable, accrued expenses and other liabilities due to the timing of payments
•	an increase of $3.4 million in inventories to scale our business and mitigate the risk of longer lead times and supplier shortages related to the COVID-19 pandemic

Cash provided by operating activities for fiscal 2021 increased $11.9 million year-over-year, which primarily reflected a significant decrease in net loss as well as working capital impacts resulting from the timing of payments.

Ooma | FY2021 Form 10-K | 52

Investing Activities

Cash provided by investing activities was $0.2 million for fiscal 2021, which consisted of proceeds of $23.5 million from maturities and sales of short-term investments, offset in part by $20.1 million used for purchases of short-term investments and $3.2 million used for capital expenditures. Cash provided by investing activities decreased $2.6 million year-over-year, which reflected lower net proceeds associated with short-term investments and the absence of business acquisition activity in fiscal 2021.

Financing Activities

Cash provided by financing activities was $1.0 million for fiscal 2021, which consisted of proceeds of $2.9 million from the issuance of common stock related to our Employee Stock Purchase Plan (“ESPP”) and stock option exercises, offset in part by payments of $1.6 million related to shares repurchased for tax withholdings on vesting of RSUs, as well as payments of $0.2 million in connection with securing our new revolving credit facility. Cash provided by financing activities was comparable year-over-year.

Contractual Obligations and Commitments

As of January 31, 2021, our total future expected payment obligations under non-cancelable operating leases with terms longer than one year were approximately $7.0 million. See Note 7: Operating Leases in the notes to our consolidated financial statements for a table of contractual obligations, including payments due by period. As of January 31, 2021, non-cancelable purchase commitments with our contract manufacturers totaled approximately $5.4 million.

Off-Balance Sheet Arrangements

We do not have any material relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Ooma | FY2021 Form 10-K | 53

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flows and the related disclosures. We base our estimates on historical experience and on other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Note 2 to the notes to consolidated financial statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.

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

Our contracts with customers typically contain multiple performance obligations that consist of product(s) and related communications services. Judgment is required to properly identify the accounting units of multiple performance obligations and to determine the manner in which revenue should be allocated among the obligations. Individual performance obligations are accounted for separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. We determine the SSP for our communications services based on observable historical stand-alone sales to customers, for which we require that a substantial majority of selling prices fall within a reasonably narrow pricing range. We establish SSP for our on-premise appliances and end-point devices based upon our best estimates and judgments, considering company-specific factors such as pricing strategies, discounting practices, and estimated product and other costs. The determination of SSP is made through consultation with and approval by our management. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and the timing of our revenue recognition could be affected.

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

For fiscal 2020, we recorded write-downs of $1.4 million for excess inventory and non-cancelable purchase commitments related to the discontinuation of Ooma Smart Cam in October 2019. Inventory write-downs recorded for fiscal 2021 and 2019 were not material.

Ooma | FY2021 Form 10-K | 54

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and short-term investments. Our cash equivalents and investments are held in money market funds, U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio. We did not have any debt as of January 31, 2021 and 2020.

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

Ooma | FY2021 Form 10-K | 55

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2021 Form 10-K | 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ooma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the "Company") as of January 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 7, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

Effective February 1, 2019, the Company changed its method of accounting for leases due to the adoption of ASC Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Refer to Note 2 and 3 to the financial statements

Critical Audit Matter Description

The Company’s revenue is primarily derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services.  Subscription revenue is generally recognized ratably over the contractual service term. The Company’s service plans are generally sold as monthly subscriptions and these transactions are processed through the Company's internally developed operation support system, which is custom-built and interfaces with other systems for sales tax and usage tracking. The processing and recording of subscription revenue is highly automated and is based on contractual terms with its customers. Total Subscription and Services revenue for the year ended January 31, 2021 was $156.9 million.

Given the complexity of the operation support system and the required involvement of professionals with expertise in IT to identify, test, and evaluate the revenue data flows, systems, and automated controls, we considered the audit of the Company’s revenue generating transactions to be a critical audit matter.

Ooma | FY2021 Form 10-K | 57

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue generating transactions included the following, among others:

•	With the assistance of our IT specialists, we:
–

Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

–	Performed testing of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•	Within the relevant revenue business processes, we tested internal controls that evaluate customer usage data output from the operation support system, for completeness and accuracy.
•	We evaluated trends in the transactional and revenue activity data.
•	We utilized customer usage data from the operation support system to develop an estimate of total subscription revenue and compared it to the amount recorded to test accuracy and completeness.
•	We tested the accuracy of the usage data from the operation support system by comparing selected transactions to relevant supporting documents.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 7, 2021

We have served as the Company's auditor since 2012.

Ooma | FY2021 Form 10-K | 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ooma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ooma, Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated April 7, 2021 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 7, 2021

Ooma | FY2021 Form 10-K | 59

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2021	January 31, 2020
Assets
Current assets:
Cash and cash equivalents	$17,298	$11,680
Short-term investments	11,013	14,384
Accounts receivable, net	5,228	4,591
Inventories	12,233	8,369
Other current assets	10,222	8,992
Total current assets	55,994	48,016
Property and equipment, net	5,071	5,270
Operating lease right-of-use assets	6,045	8,057
Intangible assets, net	5,513	6,818
Goodwill	4,264	4,264
Other assets	12,210	8,186
Total assets	$89,097	$80,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,499	$8,499
Accrued expenses and other current liabilities	22,731	22,576
Deferred revenue	16,426	15,797
Total current liabilities	46,656	46,872
Long-term operating lease liabilities	2,815	5,150
Other liabilities	75	174
Total liabilities	49,546	52,196
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 22.9 million and 21.7 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	166,577	152,993
Accumulated other comprehensive income	7	14
Accumulated deficit	(127,037)	(124,596)
Total stockholders’ equity	39,551	28,415
Total liabilities and stockholders’ equity	$89,097	$80,611

See notes to consolidated financial statements.

Ooma | FY2021 Form 10-K | 60

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2021	2020	2019
Revenue:
Subscription and services	$156,873	$139,499	$116,429
Product and other	12,074	12,094	12,802
Total revenue	168,947	151,593	129,231

Cost of revenue:
Subscription and services	46,134	43,748	36,108
Product and other	18,009	18,464	16,632
Total cost of revenue	64,143	62,212	52,740
Gross profit	104,804	89,381	76,491

Operating expenses:
Sales and marketing	50,919	50,497	40,761
Research and development	36,079	37,770	33,903
General and administrative	20,581	20,825	17,613
Total operating expenses	107,579	109,092	92,277
Loss from operations	(2,775)	(19,711)	(15,786)
Interest and other income, net	419	780	830
Loss before income taxes	(2,356)	(18,931)	(14,956)
Income tax (provision) benefit	(85)	130	384
Net loss	$(2,441)	$(18,801)	$(14,572)

Net loss per share of common stock:
Basic and diluted	$(0.11)	$(0.89)	$(0.74)
Weighted-average shares of common stock outstanding:
Basic and diluted	22,361,312	21,051,039	19,799,781

See notes to consolidated financial statements.

Ooma | FY2021 Form 10-K | 61

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2018	19,115,434	$128,083	$(84)	$(90,931)	$37,068
Issuance of common stock under equity-based plans	1,374,336	2,935	—	—	2,935
Shares repurchased for tax withholdings on vesting of RSUs	(213,181)	(2,926)	—	—	(2,926)
Issuance of common stock for business acquisition	35,513	390	—	—	390
Stock-based compensation	—	10,370	—	—	10,370
Other comprehensive income	—	—	74	—	74
Cumulative adjustment upon adoption of Topic 606	—	—	—	(292)	(292)
Net loss	—	—	—	(14,572)	(14,572)
BALANCE - January 31, 2019	20,312,102	138,852	(10)	(105,795)	33,047
Issuance of common stock under equity-based plans	1,515,111	2,951	—	—	2,951
Shares repurchased for tax withholdings on vesting of RSUs	(111,085)	(1,523)	—	—	(1,523)
Stock-based compensation	—	12,717	—	—	12,717
Other comprehensive income	—	—	24	—	24
Net loss	—	—	—	(18,801)	(18,801)
BALANCE - January 31, 2020	21,716,128	152,997	14	(124,596)	28,415
Issuance of common stock under equity-based plans	1,279,820	2,950	—	—	2,950
Shares repurchased for tax withholdings on vesting of RSUs	(122,928)	(1,641)	—	—	(1,641)
Stock-based compensation	—	12,275	—	—	12,275
Other comprehensive loss	—	—	(7)	—	(7)
Net loss	—	—	—	(2,441)	(2,441)
BALANCE - January 31, 2021	22,873,020	$166,581	$7	$(127,037)	$39,551

See notes to consolidated financial statements.

Ooma | FY2021 Form 10-K | 62

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(2,441)	$(18,801)	$(14,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,275	12,761	10,370
Depreciation and amortization of capital expenditures	2,877	2,548	2,269
Amortization of intangible assets and non-cash acquisition-related items	1,304	1,027	398
Non-cash operating lease expense	3,198	1,997	—
Non-cash restructuring charges	—	1,603	—
Deferred income taxes	—	(144)	(384)
Other	46	(147)	(332)
Changes in operating assets and liabilities:
Accounts receivable, net	(637)	135	(1,050)
Inventories	(3,378)	407	(4,213)
Prepaid expenses and other assets	(5,496)	(4,965)	(5,334)
Accounts payable and other liabilities	(3,911)	(4,089)	8,150
Deferred revenue	530	104	772
Net cash provided by (used in) operating activities	4,367	(7,564)	(3,926)

Cash flows from investing activities:
Purchases of short-term investments	(20,077)	(31,234)	(38,485)
Proceeds from maturities of short-term investments	22,866	38,522	53,736
Proceeds from sales of short-term investments	600	5,924	5,225
Capital expenditures	(3,160)	(3,273)	(1,921)
Business acquisition, net of cash assumed	—	(7,073)	(2,402)
Payment for purchase of convertible note	—	—	(1,300)
Net cash provided by investing activities	229	2,866	14,853

Cash flows from financing activities:
Proceeds from issuance of common stock	2,905	2,951	2,886
Shares repurchased for tax withholdings on vesting of RSUs	(1,641)	(1,523)	(2,926)
Payment of credit facility issuance costs	(242)	—	—
Payment of acquisition-related holdback	—	(420)	—
Net cash provided by (used in) financing activities	1,022	1,008	(40)
Net increase (decrease) in cash and cash equivalents	5,618	(3,690)	10,887
Cash and cash equivalents at beginning of period	11,680	15,370	4,483
Cash and cash equivalents at end of period	$17,298	$11,680	$15,370

Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$1	$413	$201
Acquisition-related consideration accrued at period-end	$—	$—	$1,011
Shares issued for business acquisition and related earn-out	$—	$—	$390

See notes to consolidated financial statements.

Ooma | FY2021 Form 10-K | 63

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) create new communications experiences for businesses and consumers, delivered from its smart cloud-based SaaS and UCaaS platforms. The Company is headquartered in Sunnyvale, California.

Principles of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2021, fiscal 2020 and fiscal 2019 refer to the fiscal years ended January 31, 2021, January 31, 2020 and January 31, 2019, respectively.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred commissions, valuation of goodwill and intangible assets, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. The Company bases its estimates and assumptions on historical experience, where applicable, and other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic. These estimates are based on information available as of the date of the consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the consolidated statements of operations and differences were not material. Therefore, the Consolidated Statements of Comprehensive Loss have been omitted.

Segment Reporting.  The chief operating decision maker for the Company is the chief executive officer, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in a single reportable segment.

Revenue was principally derived from customers located in the United States for all periods presented, with a small portion attributable to customers located in Canada and other countries. Long-lived assets located outside of the United States were not significant.

Ooma | FY2021 Form 10-K | 64

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 2:  Significant Accounting Policies

Revenue Recognition

The Company derives its revenue from two sources: (1) subscription and services revenue, which is derived primarily from the sale of subscription plans for communications services and other connected services; and (2) product and other revenue. Subscriptions and services are sold directly to end-customers. Products are sold to end-customers through several channels, including but not limited to distributors, retailers and resellers (collectively “channel partners”), and Ooma sales representatives.

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

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. Subscription revenue is generally recognized ratably over the contractual service term. A small portion of total revenue is recognized on an over-time basis from installation-related services and on a point-in-time basis from services such as: prepaid international calls, directory assistance, and advertisements displayed through its Talkatone mobile application.

Product and Other Revenue. Product and other revenue is generated from the sale of on-premise appliances and end-point devices, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product or when all customer contractual provisions have been met, if any. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and sales incentives are deemed to be variable consideration under Topic 606, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and customer sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2021 and 2020, the Company had total reserves for product returns and sales incentives of approximately $1.1 million and $1.4 million, respectively.

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. Amounts billed to customers related to shipping and handling are classified as product and other revenue. Shipping and handling costs are expensed as incurred and classified as cost of revenue.

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of product(s) and related communications services. For these contracts, individual performance obligations are accounted for separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company determines the SSP for its communications services based on observable historical stand-alone sales to customers, for which a substantial majority of selling prices must fall within a reasonably narrow pricing range. The Company establishes SSP for its on-premise appliances and end-point devices based upon management’s best estimates and judgments, considering company-specific factors such as pricing strategies, discounting practices, and estimated product and other costs.

Cash Equivalents and Short-term Investments.  All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity within accumulated other comprehensive income. The cost of securities sold is based upon the specific identification method.

Ooma | FY2021 Form 10-K | 65

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash equivalents, short-term investments, accounts receivable and convertible note receivable. The Company’s cash equivalents and short-term investments are held by financial institutions that management believes are of high-credit quality. Such investments and deposits may, at times, exceed federally insured limits. The Company performs credit evaluations of its channel partners’ financial condition and generally does not require collateral for sales made on credit.

As of January 31, 2021, one customer accounted for 10% of the Company’s net accounts receivable balance. As of January 31, 2020, no single customer accounted for 10% or more of the Company’s net accounts receivable balance.

Accounts Receivable.  Accounts receivable are recorded net of an allowance for doubtful accounts for estimated credit losses. Allowances are recorded based upon the Company’s assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2021 and 2020, the allowance for doubtful accounts was $0.3 million and $0.2 million, respectively. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

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

Customer Acquisition Costs. Sales commissions and other costs paid to internal sales personnel, third-party sales entities and value-added resellers are considered incremental and recoverable costs of obtaining customer contracts. (The resellers are selling agents for the Company and earn sales commissions that are directly tied to the value of the contracts that the Company enters with the end-user customers.)  In accordance with Topic 606, these costs are capitalized and amortized on a systematic basis over the expected period of benefit of five years, or customer contractual term for multi-year contracts, calculated based on both qualitative and quantitative factors, such as expected subscription term and expected renewal periods of its customer contracts, product life cycles and customer attrition. Amortization expense is recorded in sales and marketing expenses in the consolidated statement of operations.

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

Ooma | FY2021 Form 10-K | 66

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Financial results and disclosure requirements for reporting periods beginning after February 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported under Topic 840.

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

During fiscal 2020, the Company recorded impairment charges of $0.7 million to cost of product revenue for abandoned developed technology and trade names associated with the Ooma Smart Cam, which was acquired through the fiscal 2018 acquisition of Butterfleye, Inc. and discontinued in October 2019. The Company did not record any material impairment charges for fiscal 2021 or fiscal 2019.

Research and Development.  Research and development costs are charged to operating expenses as incurred in the consolidated statements of operations, except for internal-use website development costs that qualify for capitalization, as per above. Research and development expenses consist primarily of personnel-related costs for employees and contractors, including stock-based compensation, as well as license and product certification fees, and allocated costs of facilities and information technology.

Advertising.  Advertising costs are included in sales and marketing and expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs were $12.2 million, $13.6 million and $13.7 million for fiscal 2021, 2020 and 2019, respectively.

Advertising payments to the Company’s channel partners recorded as a reduction in revenue totaled $0.3 million, $0.4 million and $0.3 million for fiscal 2021, 2020 and 2019, respectively.

Ooma | FY2021 Form 10-K | 67

Ooma, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation.  Stock-based compensation expense for all stock-based awards granted to employees and non-employee directors is measured at the grant date fair value of the equity award. The fair value of options granted and purchase rights under the Company’s ESPP are estimated on the date of grant using the Black-Scholes pricing model. The fair value of each RSU granted is determined using the fair value of the Company’s common stock on the date of grant.  Compensation expense is recognized using the straight-line method over the requisite service period, which is generally the vesting period. Forfeitures are recorded in the period in which they occur.

Income Taxes.  Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Adopted Accounting Standards

Financial Instruments-Credit Losses. On February 1, 2020, the Company adopted Accounting Standard Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the legacy incurred loss impairment model with an expected credit loss model. The Company’s accounts receivable, convertible note receivable and available-for-sale debt securities were subject to this standard. The standard was adopted using the modified retrospective transition method, with no adjustment to accumulated deficit. Adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. The Company will continue to actively monitor the impact of the COVID-19 pandemic on its estimate of expected credit losses.

Accounting Standards Not Yet Adopted

Income Taxes.  In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain aspects of the accounting for income as well as clarifies and amends existing guidance to improve consistent application. The Company is adopting the new guidance on February 1, 2021 and does not expect the adoption to have a material impact on its consolidated financial statements.

Ooma | FY2021 Form 10-K | 68

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 3:  Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Subscription and services revenue	$156,873	$139,499	$116,429
Product and other revenue	12,074	12,094	12,802
Total revenue	$168,947	$151,593	$129,231

The Company derived approximately 54%, 58% and 68% of its total revenue from Ooma Residential and approximately 44%, 39% and 28% from Ooma Business in fiscal 2021, 2020 and 2019, respectively.

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

	As of
	January 31, 2021	January 31, 2020
Subscription and services	$16,433	$15,892
Product and other	68	79
Total deferred revenue	$16,501	15,971
Less: current deferred revenue	16,426	15,797
Non-current deferred revenue included in other long-term liabilities	$75	$174

During fiscal 2021, the Company recognized revenue of approximately $15.7 million pertaining to amounts deferred as of January 31, 2020. As of January 31, 2021, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during fiscal 2021.

Remaining performance obligations

As of January 31, 2021, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $8.0 million. The Company expects to recognize revenue on approximately 54% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2021 Form 10-K | 69

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4:  Fair Value Measurements

The Company’s financial assets that are measured at fair value on a recurring basis within the fair value hierarchy were as follows (in thousands):

	Balance as of January 31, 2021			Balance as of January 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,657	$—	$1,657	$4,822	$—	$4,822
U.S. agency securities	—	1,000	1,000	—	—	—
U.S. treasury securities	250	—	250	—	—	—
Total cash equivalents	$1,907	$1,000	$2,907	$4,822	$—	$4,822
Cash			14,391			6,858
Total cash and cash equivalents			$17,298			$11,680

Short-term investments:
U.S. treasury securities	$9,782	$—	$9,782	$4,492	$—	$4,492
Corporate debt securities	—	929	929	—	3,504	3,504
Asset-backed securities	—	302	302	—	906	906
Commercial paper	—	—	—	—	5,482	5,482
Total short-term investments	$9,782	$1,231	$11,013	$4,492	$9,892	$14,384

The Company classifies its cash equivalents and short-term investments as Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

For the periods presented, the amortized cost of cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.  The Company had no material Level 3 assets or liabilities and there have been no transfers between levels. The contractual maturities of short-term investments as of January 31, 2021 were all less than one year in duration.

Ooma | FY2021 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 5:  Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2021	January 31, 2020
Finished goods	$11,057	$6,988
Raw materials	1,176	1,381
Total inventory	$12,233	$8,369

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2021	January 31, 2020
Computer hardware and software	3-4	$6,944	$7,046
Network and engineering equipment	3-5	4,164	3,479
Website development costs	2	3,191	2,689
Customer premise equipment	3	2,041	691
Office furniture and fixtures	5	124	124
Leasehold improvements	1-5	418	420
Total property and equipment		16,882	14,449
Less: accumulated depreciation and amortization		(11,811)	(9,179)
Property and equipment, net		$5,071	$5,270

Depreciation and amortization of property and equipment totaled $2.9 million, $2.5 million and $2.3 million in fiscal 2021, 2020 and 2019, respectively.

Other current and non-current assets

	As of
	January 31, 2021	January 31, 2020
Deferred sales commissions, current	$4,689	$2,525
Prepaid expenses	3,152	2,739
Convertible note receivable, including accrued interest	1,605	1,453
Deferred inventory costs	381	867
Other current assets	395	1,408
Total other current assets	$10,222	$8,992

Deferred sales commissions, non-current	$11,474	$7,412
Other non-current assets	736	774
Total other non-current assets	$12,210	$8,186

Customer Acquisition Costs. Amortization expense for total deferred sales commissions was $3.9 million, $2.2 million and $0.7 million for fiscal 2021, 2020 and 2019, respectively.

Global Telecom Corporation (“GTC”).   In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. The convertible note and related interest is currently payable upon the Company’s demand. The Company has also partnered with GTC on certain research and development and inventory procurement activities. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable, including accrued interest. Additionally, as of January

Ooma | FY2021 Form 10-K | 71

Ooma, Inc.

Notes to Consolidated Financial Statements

31, 2021 and 2020, the Company’s non-cancelable purchase commitments with GTC were zero and $2.2 million, respectively.

Accrued expenses and other current liabilities

	As of
	January 31, 2021	January 31, 2020
Payroll and related expenses	$11,062	$8,942
Regulatory fees and taxes	4,141	4,777
Short-term operating lease liabilities	3,831	3,263
Customer sales incentives	1,016	1,293
Other	2,681	4,301
Total accrued expenses	$22,731	$22,576

Note 6:  Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2021			As of January 31, 2020
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Carrying Value
Customer relationships	5-7	$6,735	$(1,908)	$4,827	$5,841
Developed technology	5	1,809	(1,385)	424	622
Trade names	5	564	(302)	262	355
Total intangible assets		$9,108	$(3,595)	$5,513	$6,818

Amortization expense was $1.3 million, $1.2 million and $0.7 million in fiscal 2021, 2020 and 2019, respectively.

At January 31, 2021, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2022	$1,305
2023	1,305
2024	940
2025	852
2026	833
Thereafter	278
Total	$5,513

Ooma | FY2021 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 7:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2025. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay common area maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2021	January 31, 2020
Assets
Operating lease right-of-use assets	$6,045	$8,057
Total leased assets	$6,045	$8,057
Liabilities
Short-term operating lease liabilities	$3,831	$3,263
Long-term operating lease liabilities	2,815	5,150
Total lease liabilities	$6,646	$8,413

Weighted-average remaining lease term	2.2 years	2.6 years
Weighted-average discount rate	4.62%	5.36%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The components of lease expense under Topic 842 were as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Operating lease costs (1)	$3,947	$2,796
Variable lease costs (2)	948	1,062
Total lease cost	$4,895	$3,858

(1) Recognized on a straight-line basis over the lease term. Includes rent for leases with initial terms of twelve months or less, which were not material.

(2) Primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

Total lease costs for fiscal 2019 were $3.4 million under Topic 840.

In October 2017, the Company entered into an office sublease agreement with Fiserv Solutions, LLC (“Fiserv”) to lease approximately 33,400 rentable square feet of an office building located in Sunnyvale, California, the Company’s corporate headquarters. During the lease term, one of the members of the Company’s board of directors was also a member of Fiserv’s board of directors. The Company incurred total lease costs under this sublease agreement of approximately $1.0 million and $1.2 million for fiscal 2020 and 2019, respectively, which were included in total lease costs above. This sublease expired at the end of November 2019. In the third quarter of fiscal 2020, the Company entered into a new sublease agreement with an unrelated third party to lease its current corporate headquarters in Sunnyvale, California from December 1, 2019 through January 31, 2022.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020
Cash payments for operating leases	$3,343	$2,148
Right-of-use assets recognized in exchange for new operating lease obligations	$1,196	$5,856

Ooma | FY2021 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

As of January 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2021
2022	$3,919
2023	1,628
2024	1,242
2025	200
Total lease payments	6,989
Less: imputed interest	(343)
Present value of lease liabilities	$6,646

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2021	January 31, 2020
Restricted stock units outstanding	1,441	1,657
Options to purchase common stock	1,366	1,416
Shares available for future issuance under stock plans	1,887	1,530
Shares reserved under ESPP	1,131	903
Total shares reserved for issuance	5,825	5,506

Stock Options. Under the Company's 2015 Equity Incentive Plan, or the 2015 Plan, options to purchase shares of common stock may be granted to employees, non-employee directors and consultants. These options vest from the date of grant to up to four years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the 2015 plan provisions.

Stock option activity for fiscal 2021 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2020	1,416	$7.35	$8,530
Granted	133	$10.61
Exercised	(171)	$5.26
Canceled	(12)	$5.11
Balance as of January 31, 2021	1,366	$7.95	$7,803
Vested and exercisable as of January 31, 2021	1,179	$7.31	$7,427

The aggregate intrinsic value of vested options exercised during fiscal 2021, 2020 and 2019 was $1.4 million, $2.2 million and $1.3 million, respectively. The weighted average grant date fair value of options granted during fiscal 2021, 2020 and 2019 was $4.72, $7.13 and $5.28, respectively.

Restricted Stock Units.  Under the 2015 Plan, RSUs may be granted to employees, non-employee directors and consultants. These RSUs vest ratably over a period ranging from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Ooma | FY2021 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

RSU activity for fiscal 2021 and 2020 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2019	1,925	$10.49
Granted	1,035	$14.91
Vested	(1,038)	$10.64
Canceled	(265)	$12.56
Balance as of January 31, 2020	1,657	$12.82
Granted	769	$11.04
Vested	(904)	$11.76
Canceled	(81)	$12.83
Balance as of January 31, 2021	1,441	$12.54

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $1.6 million, $1.5 million and $2.9 million in fiscal 2021, 2020 and 2019, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

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

During fiscal 2021, 2020 and 2019, employees purchased 0.2 million, 0.2 million and 0.3 million shares, respectively, at a weighted purchase price of $9.98, $9.97 and $6.82 per share, respectively.

Ooma | FY2021 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 9:  Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
Cost of revenue	$1,015	$1,262	$920
Sales and marketing	1,910	1,929	1,442
Research and development	4,267	4,610	3,762
General and administrative	5,083	4,960	4,246
Total stock-based compensation expense	$12,275	$12,761	$10,370

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below).  As of January 31, 2021, there was $18.2 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions, as applicable:

	Fiscal Year Ended January 31,
	2021	2020	2019
Stock Options:
Expected volatility	47%	44%	43%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	0.6%	2.5%	2.7
Dividend yield	NA	NA	NA

	Fiscal Year Ended January 31,
	2021	2020	2019
ESPP:
Expected volatility	46%-83%	40%-51%	39%-56%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.4%	1.7%-2.5%	2.0%-2.8%
Dividend yield	NA	NA	NA

The expected term of options granted to employees is based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP is based on the contractual term. Expected volatility is derived from a combination of the average historical volatility of the Company’s own common stock and a group of comparable publicly traded companies. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term.

Ooma | FY2021 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 10: Income Taxes

Loss before income taxes consisted of the following components (in thousands):

	Fiscal Year Ended January 31,
	2021	2020	2019
United States	$(120)	$(17,051)	$(13,497)
Foreign	(2,236)	(1,880)	(1,459)
Loss before income taxes	$(2,356)	$(18,931)	$(14,956)

Income tax provision (benefit) differed from the amount computed by applying the U.S. federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended January 31,
	2021	Rate	2020	Rate	2019	Rate
Federal tax at statutory rate	$(495)	21%	$(3,975)	21%	$(3,141)	21%
State taxes, net of federal benefit	75	(3)%	12	—	(494)	3%
Foreign income and withholding taxes	(87)	3%	(98)	1%	(105)	1%
Permanent tax adjustment	163	(7)%	114	(1)%	352	(2)%
Section 162(m)	598	(25)%	606	(3)%	491	(4)%
Stock-based compensation	(251)	11%	(624)	3%	(991)	7%
Change in valuation allowance	185	(8)%	5,445	(29)%	5,603	(37)%
Research and development credit	(243)	10%	(1,279)	7%	(2,155)	14%
Other	140	(6)%	(331)	2%	56	—
Income tax provision (benefit) at effective tax rate	$85	(4)%	$(130)	1%	$(384)	3%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$40,624	$38,407
Tax credit carryover	8,963	8,171
Operating lease right-of-use assets	1,686	2,131
Stock-based compensation	1,101	1,167
Acquired intangible assets	53	(16)
Deferred revenue	19	44
Other	14	184
Gross deferred tax assets	52,460	50,088
Valuation allowance	(49,566)	(47,792)
Net deferred tax assets	$2,894	$2,296
Deferred tax liabilities:
Operating lease liabilities	$(1,533)	$(2,042)
Accruals and reserves	(1,265)	(130)
Fixed assets depreciation	(96)	(124)
Gross deferred tax liabilities	$(2,894)	$(2,296)
Net deferred taxes	$—	$—

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance for fiscal 2021 and 2020 were increases of $1.8 million and $13.5 million, respectively.

Ooma | FY2021 Form 10-K | 77

Ooma, Inc.

Notes to Consolidated Financial Statements

As of January 31, 2021, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $123.3 million and $70.2 million, respectively, available to offset future taxable income. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030. In addition, the Company had research and development tax credits for federal and state purposes of approximately $8.4 million and $8.3 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $6.6 million as of January 31, 2021. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 31, 2019	$4,425
Increase related to current year tax positions	1,592
Balance at January 31, 2020	6,017
Decrease related to prior year positions	(362)
Increase related to current year tax positions	987
Balance at January 31, 2021	$6,642

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2021.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all years from 2009 through the current period.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act (“CAA”), were enacted on March 27, 2020 and December 27, 2020, respectively, to respond to the economic challenges due to COVID-19. The Company reviewed the tax law changes included in the CARES Act and the CAA, and determined there was no material impact to its effective tax rate.

Ooma | FY2021 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 11:  Commitments and Contingencies

Purchase Commitments

As of January 31, 2021 and 2020, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $5.4 million and $4.0 million, respectively.

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

As of January 31, 2021, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments. On April 1, 2020, the Company filed a Notice of Appeal with the Supreme Court of the State of Oregon. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources. Through January 31, 2020, the Company recorded and paid cumulative charges of $0.6 million as its best estimate of probable loss related to the Assessments. No additional charges were recorded during the year ended January 31, 2021.

Chiu Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company to cease describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. The Company intends to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any loss resulting from the Chiu Litigation is not estimable.

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

Ooma | FY2021 Form 10-K | 79

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Note 12:  Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (the “Credit Agreement”) with KeyBank National Association as Administrative Agent (the “Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $25 million, which includes a $10 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $45 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for working capital and other general corporate purposes.

Loans under the Credit Agreement will bear interest, at the Company’s option, at either a rate equal to the “Base Rate” (as defined in the Credit Agreement) or (b) “Eurodollar Rate” (as defined in the Credit Agreement) plus 2.50%.  The Base Rate is the highest of (i) the Agent’s prime rate, (ii) the federal funds effective rate plus 0.5%, and (iii) the Eurodollar Rate with an interest period of one month plus 1%. The Eurodollar Rate is the London Interbank Offered Rate with various interest periods as may be selected by the Company but shall not be less than 0.75%.  Upon the occurrence of any event of default, the interest rate on any borrowings increases by 2.0%. The Credit Agreement also contains customary provisions for the replacement of the London Interbank Offered Rate/Eurodollar Rate.  The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% per annum.

The Credit Agreement will terminate and all amounts owing thereunder will be due and payable on the earlier of January 7, 2024 or 90 days prior to the scheduled maturity of any convertible debt securities, unless the commitments are terminated earlier, either at the request of the Company or, if an event of default occurs, by the lenders (or automatically in the case of certain bankruptcy-related events).

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Credit Agreement includes restrictive financial covenants that require the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis.

As of January 31, 2021, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2021 Form 10-K | 80

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 13:  Business Acquisitions

Broadsmart Global, Inc.

On May 24, 2019, the Company acquired all outstanding stock of Broadsmart, a provider of cloud-based UCaaS solutions based in Florida. The cash consideration transferred for Broadsmart was $7.1 million, net of cash assumed of $0.6 million. The Company acquired Broadsmart to provide scale for the Ooma Office and Ooma Enterprise platforms, which aligns with the Company’s overall enterprise growth strategy.

The fair values of assets acquired and liabilities assumed as of the date of acquisition was as follows (in thousands):

Fair Value
Cash	$649
Accounts receivable	1,003
Other current and non-current assets	639
Intangible assets	6,107
Goodwill	366
Accounts payable and other liabilities	(1,043)
Net assets acquired	$7,721

Intangible assets acquired consisted of customer relationships of $5.8 million and trade names of $0.3 million.  The goodwill recognized was attributable to the assembled workforce and expanded market opportunities when integrating Broadsmart’s offerings with Ooma Business. The acquisition of Broadsmart was treated as an asset purchase for income tax purpose, and therefore, the transaction did not result in the recording of deferred taxes as the Company's tax basis in the acquired assets equaled its book basis. The resulting goodwill from this acquisition was deductible for U.S. income tax purposes.

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

Voxter Communications, Inc.

On March 12, 2018, the Company acquired all outstanding stock of Voxter, a provider of UCaaS offerings based in Vancouver, British Columbia. The acquisition date fair value consideration transferred for Voxter was approximately $3.9 million, which primarily consisted of cash and common stock. The final purchase price allocation included identifiable intangible assets of approximately $2.1 million, net assets acquired of approximately $0.4 million, deferred tax liabilities of approximately $0.4 million and residual goodwill of approximately $2.0 million, based on the best estimates of management. The goodwill recognized was attributable primarily to expected synergies in the acquired technologies that may be leveraged by the Company in future Ooma Business offerings. Goodwill was not deductible for U.S. or Canadian income tax purposes.

Actual and pro forma results of operations for the Voxter acquisition have not been presented because the impact was not material to the Company's consolidated results of operations.

Ooma | FY2021 Form 10-K | 81

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 14:  Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2021	2020	2019
Numerator
Net loss	$(2,441)	$(18,801)	$(14,572)
Denominator
Weighted-average common shares	22,361,312	21,051,039	19,799,781
Basic and diluted net loss per share	$(0.11)	$(0.89)	$(0.74)

Potentially dilutive securities of approximately 3.3 million, 3.2 million and 3.9 million were excluded from the computation of diluted net loss per share for fiscal 2021, 2020 and 2019, respectively. These shares include the Company’s outstanding RSUs, outstanding stock options and shares to be purchased under the ESPP at the end of the respective purchase period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Note 15:  Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $0.7 million for each of the fiscal years 2021, 2020 and 2019.

Note 16:  Subsequent Event (unaudited)

On April 6, 2021, the Company entered into a sublease amendment for its corporate headquarters in Sunnyvale, California, which remains subject to the consent of the master landlord. The amendment extends the term of the existing sublease from January 2022 until March 2029. The total rental payments associated with the sublease extension are approximately $11.1 million for February 2022 onwards. The Company is also required to pay common area maintenance costs, property taxes and insurance, in accordance with the terms of the existing sublease. As a result of the sublease amendment, the Company will remeasure its operating lease right-of-use asset and corresponding operating lease liability to account for the estimated rental payments associated with the extended sublease term.

Ooma | FY2021 Form 10-K | 82

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Inherent Limitations on Effectiveness of Controls. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. Other Information

On April 6, 2021, we entered into an amendment (the “Amendment”) to our Sublease Agreement, dated as of August 6, 2019, with Alibaba Group (U.S.) Inc. for our corporate headquarters in Sunnyvale, California. Subject to the consent of the master landlord, the Amendment extends the term of the existing sublease from January 2022 until March 2029. The total rental payments associated with the sublease extension are approximately $11.1 million for February 2022 onwards.  The Company is also required to pay common area maintenance costs, property taxes and insurance, in accordance with the terms of the existing sublease. The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2021.

Ooma | FY2021 Form 10-K | 83

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2021, which we refer to as our 2021 Proxy Statement, and is incorporated herein by reference. The Company has a “Code of Ethics and Business Conduct for Employees, Officers and Directors” that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and our Board of Directors. A copy of this code is available on our website at http://investors.ooma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct for Employees, Officers and Directors by posting such information on our investor relations website under the heading “Corporate Governance—Governance Documents” at http://investors.ooma.com.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2021 Proxy Statement and is incorporated herein by reference.

Ooma | FY2021 Form 10-K | 84

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2021 Form 10-K | 85

EXHIBITS

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certification of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders dated as of April 24, 2015.	S-1	4.2	6/15/2015

4.3	Form of Senior Indenture	S-3	4.2	12/23/2019
4.4	Form of Subordinated Indenture	S-3	4.4	12/23/2019

4.5	Description of Securities	10-K	4.5	4/14/2020
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Form of Executive Change in Control and Severance Agreement	S-1	10.6	6/15/2015

10.7+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.8	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.9	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.10+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	06/08/2018

Ooma | FY2021 Form 10-K | 86

Exhibit Number	Description	Filed / Furnished / Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.11	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.12**	Credit and Security Agreement by and among the Company and KeyBank National Association, dated as of January 8, 2021	Filed herewith.

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Indicates a management contract or compensatory plan.

**

Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Ooma | FY2021 Form 10-K | 87

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2021	Ooma, Inc.

	By:	/s/ Eric B. Stang
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 7, 2021

/s/ Ravi Narula Ravi Narula	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	April 7, 2021

/s/ Susan Butenhoff Susan Butenhoff	Director	April 7, 2021

/s/ Andrew Galligan Andrew Galligan	Director	April 7, 2021

/s/ Peter J. Goettner Peter J. Goettner	Director	April 7, 2021

/s/ Judi A. Hand Judi A. Hand	Director	April 7, 2021

/s/ Russell Mann Russell Mann	Director	April 7, 2021

/s/ William D. Pearce William D. Pearce	Lead Director	April 7, 2021
/s/ Jenny Yeh Jenny Yeh	Vice President, General Counsel and Director	April 7, 2021

Ooma | FY2021 Form 10-K | 88