Form 10-Q
period 2021-04-30
OOMA INC
filed 2021-06-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2021, there were 23.2 million shares of the registrant’s common stock outstanding.

Ooma | FY2022 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	April 30, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,898	$17,298
Short-term investments	10,142	11,013
Accounts receivable, net	4,066	5,228
Inventories	13,478	12,233
Other current assets	10,558	10,222
Total current assets	57,142	55,994
Property and equipment, net	5,130	5,071
Operating lease right-of-use assets	5,541	6,045
Intangible assets, net	5,186	5,513
Goodwill	4,264	4,264
Other assets	12,805	12,210
Total assets	$90,068	$89,097

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,453	$7,499
Accrued expenses and other current liabilities	18,859	22,731
Deferred revenue	16,081	16,426
Total current liabilities	44,393	46,656
Long-term operating lease liabilities	2,743	2,815
Other liabilities	94	75
Total liabilities	47,230	49,546
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 23.2 million and 22.9 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	170,755	166,577
Accumulated other comprehensive income	3	7
Accumulated deficit	(127,924)	(127,037)
Total stockholders’ equity	42,838	39,551
Total liabilities and stockholders’ equity	$90,068	$89,097

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2021	April 30, 2020
Revenue:
Subscription and services	$41,965	$37,616
Product and other	3,607	2,690
Total revenue	45,572	40,306

Cost of revenue:
Subscription and services	12,339	11,341
Product and other	5,151	3,790
Total cost of revenue	17,490	15,131
Gross profit	28,082	25,175

Operating expenses:
Sales and marketing	14,016	12,446
Research and development	9,307	8,846
General and administrative	5,725	5,028
Total operating expenses	29,048	26,320
Loss from operations	(966)	(1,145)
Interest and other income, net	79	79
Net loss	$(887)	$(1,066)

Net loss per share of common stock:
Basic and diluted	$(0.04)	$(0.05)
Weighted-average shares of common stock outstanding:
Basic and diluted	23,053,512	21,897,694

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended,
	April 30, 2021	April 30, 2020
Cash flows from operating activities:
Net loss	$(887)	$(1,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,194	3,008
Depreciation and amortization of capital expenditures	773	713
Amortization of intangible assets	326	326
Non-cash operating lease expense	818	794
Other	10	30
Changes in operating assets and liabilities:
Accounts receivable, net	1,162	(830)
Inventories	(1,206)	(1,698)
Prepaid expenses and other assets	(970)	(670)
Accounts payable and other liabilities	(2,470)	(3,006)
Deferred revenue	(326)	(449)
Net cash provided by (used in) operating activities	424	(2,848)

Cash flows from investing activities:
Purchases of short-term investments	(6,043)	(9,015)
Proceeds from maturities of short-term investments	6,900	9,186
Capital expenditures	(665)	(762)
Net cash provided by (used in) investing activities	192	(591)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,469	1,267
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(485)	(472)
Net cash provided by financing activities	984	795
Net increase (decrease) in cash and cash equivalents	1,600	(2,644)
Cash and cash equivalents at beginning of period	17,298	11,680
Cash and cash equivalents at end of period	$18,898	$9,036

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838

	Common stock		Accumulated	Stockholders'
Fiscal 2021	and APIC	AOCI	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in other comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208

(1) Additional paid-in capital
(2) Accumulated other comprehensive income

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview

Ooma, Inc. (“Ooma” or the “Company”) creates new communications experiences for businesses and consumers, delivered from its software-as-a-service (“SaaS”) and unified-communications-as-a-service (“UCaaS”) platforms. The Company’s corporate headquarters is located in Sunnyvale, California.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2022 and fiscal 2021 refer to the fiscal year ending January 31, 2022 and the fiscal year ended January 31, 2021, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2021 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on April 7, 2021 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Ooma, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the Company’s condensed consolidated financial statements and notes thereto. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred commissions, valuation of goodwill and intangible assets, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation, income taxes (including valuation allowances) and fair value measurements. The Company bases its estimates and assumptions on historical experience, where applicable, and other factors that it believes to be reasonable under the circumstances. These estimates are based on information available as of the date of the condensed consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ materially from those estimates, including uncertainty in the current economic environment due to COVID-19.

Significant Accounting Policies.  There have been no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report.

Comprehensive Loss.  For all periods presented, comprehensive loss approximated net loss in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive loss have been omitted.

Adopted Accounting Standards

Income Taxes.  On February 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplified certain aspects of the accounting for income taxes as well as clarified and amended existing guidance to improve consistent application. Adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Ooma | FY2022 Form 10-Q | 7

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

Product and Other Revenue is generated primarily from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product or when all customer contractual provisions have been met, if any.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Subscription and services revenue	$41,965	$37,616
Product and other revenue	3,607	2,690
Total revenue	$45,572	$40,306

The Company derived approximately 51% and 55% of its total revenue from Ooma Residential and approximately 47% and 43% from Ooma Business for the three months ended April 30, 2021 and 2020, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

As of April 30, 2021, one customer accounted for 14% of the Company’s net accounts receivable balance. As of January 31, 2021, no single customer accounted for 10% or more of net accounts receivable.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

Deferred revenue consisted of the following (in thousands):

	As of
	April 30, 2021	January 31, 2021
Subscription and services	$15,946	$16,433
Product and other	229	68
Total deferred revenue	$16,175	16,501
Less: current deferred revenue	16,081	16,426
Non-current deferred revenue included in other long-term liabilities	$94	$75

During the three months ended April 30, 2021, the Company recognized revenue of approximately $9.7 million pertaining to amounts deferred as of January 31, 2021. As of April 30, 2021, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first quarter of fiscal 2022, as well as amounts recorded during fiscal 2021 for annual contracts.

Remaining Performance Obligations. As of April 30, 2021, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $8.8 million. The Company expects to recognize revenue on approximately 52% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2022 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3:  Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The Company estimates and categorizes fair value by applying the following hierarchy:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of April 30, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$3,524	$—	$3,524
Commercial paper		250	250
Total cash equivalents	$3,524	$250	$3,774
Cash			15,124
Total cash and cash equivalents			$18,898

Short-term investments:
U.S. treasury securities	$5,813	$—	$5,813
Commercial paper	—	4,003	4,003
Corporate debt securities	—	326	326
Total short-term investments	$5,813	$4,329	$10,142

	Balance as of January 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,657	$—	$1,657
U.S. agency securities	—	1,000	1,000
U.S. treasury securities	250	—	250
Total cash equivalents	$1,907	$1,000	$2,907
Cash			14,391
Total cash and cash equivalents			$17,298

Short-term investments:
U.S. treasury securities	$9,782	$—	$9,782
Corporate debt securities	—	929	929
Asset-backed securities	—	302	302
Total short-term investments	$9,782	$1,231	$11,013

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company has no material Level 3 assets or liabilities.

For the periods presented, the amortized cost of cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.

Contractual maturities of short-term investments were all less than one year in duration.

Ooma | FY2022 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2021	January 31, 2021
Finished goods	$11,300	$11,057
Raw materials	2,178	1,176
Total inventory	$13,478	$12,233

Acquired intangible assets

	As of
	April 30, 2021	January 31, 2021
Customer relationships	$4,574	$4,827
Developed technology	372	424
Trade names	240	262
Total intangible assets	$5,186	$5,513

Amortization expense for acquired intangible assets was $0.3 million for each of the three months ended April 30, 2021 and 2020.

Other current and non-current assets

	As of
	April 30, 2021	January 31, 2021
Deferred sales commissions, current	$5,109	$4,689
Prepaid expenses	3,012	3,152
Convertible note receivable, including accrued interest	1,645	1,605
Deferred inventory costs	342	381
Other current assets	450	395
Total other current assets	$10,558	$10,222

Deferred sales commissions, non-current	$12,127	$11,474
Other non-current assets	678	736
Total other non-current assets	$12,805	$12,210

Customer Acquisition Costs.   Amortization expense for deferred sales commissions was $1.3 million and $0.8 million for the three months ended April 30, 2021 and 2020, respectively. To date, there have been no material impairment losses related to the costs capitalized.

Global Telecom Corporation (“GTC”).   In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. The convertible note and related interest is due and payable upon the Company’s demand at any time after December 31, 2021. The Company has also partnered with GTC on certain research and development and inventory procurement activities. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable, including accrued interest.

Ooma | FY2022 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, as of April 30, 2021 and January 31, 2021, the Company’s non-cancelable purchase commitments with GTC were $1.1 million and zero, respectively.

Accrued expenses and other current liabilities

	As of
	April 30, 2021	January 31, 2021
Payroll and related expenses	$5,648	$11,062
Regulatory fees and taxes	4,051	4,141
Short-term operating lease liabilities	3,309	3,831
Customer related liabilities	1,815	1,262
Other	4,036	2,435
Total accrued expenses	$18,859	$22,731

Ooma | FY2022 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2021	January 31, 2021
Assets
Operating lease right-of-use assets	$5,541	$6,045
Total leased assets	$5,541	$6,045
Liabilities
Short-term operating lease liabilities	$3,309	$3,831
Long-term operating lease liabilities	2,743	2,815
Total lease liabilities	$6,052	$6,646

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million for each of the three months ended April 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Cash payments for operating leases	$980	$431
Right-of-use assets recognized in exchange for new operating lease obligations	$313	$303

As of April 30, 2021, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2021
2022	$2,938
2023	1,627
2024	1,522
2025	256
Total lease payments	6,343
Less: imputed interest	(291)
Present value of lease liabilities	$6,052

Additionally, on April 6, 2021, the Company entered into a sublease extension for its corporate headquarters in Sunnyvale, California, to extend the term of the existing sublease from an end date of January 31, 2022 to March 15, 2029. The effectiveness of the sublease extension was contingent upon the approval of the master landlord, which was obtained in May 2021. The total undiscounted rental payments associated with the sublease extension are approximately $11.1 million for February 2022 onwards. The Company is also required to continue paying common area maintenance costs, property taxes and insurance, in accordance with the terms of the existing sublease. Under Topic 842, the sublease amendment is a lease modification that qualifies as a change of accounting for the existing sublease and not a separate contract. Accordingly, in the second quarter of fiscal 2022, the Company will remeasure its operating lease liability using the present value of the revised rental payments and will recognize the difference between the new lease liability and the old lease liability as an adjustment to the operating lease right-of-use asset.

Ooma | FY2022 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Stockholders’ Equity

The Company has a stock-based compensation plan, the 2015 Equity Incentive Plan, pursuant to which it has granted incentive and nonstatutory stock options and restricted stock units. Additionally, the Company's 2015 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of common stock at a discounted price through payroll deductions.

Stock Options. Stock option activity for the three months ended April 30, 2021 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2021	1,366	$7.95	$7,803
Granted	120	$16.28
Exercised	(32)	$2.31
Canceled	(2)	$10.52
Balance as of April 30, 2021	1,452	$8.75	$11,303
Vested and exercisable as of April 30, 2021	1,173	$7.54	$10,550

The aggregate intrinsic value of vested options exercised during each of the three months ended April 30, 2021 and 2020 was $0.4 million. The weighted average grant date fair value of options granted during the three months ended April 30, 2021 and 2020 was $7.89 and $4.68 per share, respectively.

Restricted Stock Units.  RSU activity for the three months ended April 30, 2021 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2021	1,441	$12.54
Granted	757	$16.28
Vested	(196)	$12.08
Canceled	(34)	$11.66
Balance as of April 30, 2021	1,968	$14.04

Employee Stock Purchase Plan.  During each of the three months ended April 30, 2021 and 2020, employees purchased 0.1 million shares, respectively, at a weighted purchase price of $10.07 and $9.98 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Cost of revenue	$270	$254
Sales and marketing	483	481
Research and development	1,066	1,051
General and administrative	1,375	1,222
Total stock-based compensation expense	$3,194	$3,008

As of April 30, 2021, there was $28.1 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2022 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense or benefit during the three months ended April 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of April 30, 2021, the Company had unrecognized tax benefits of $6.9 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2021 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2021.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2021	April 30, 2020
Numerator
Net loss	$(887)	$(1,066)
Denominator
Weighted-average common shares	23,053,512	21,897,694
Basic and diluted net loss per share	$(0.04)	$(0.05)

Potentially dilutive securities of approximately 3.8 million shares were excluded from the computation of diluted net loss per share for each of the three months ended April 30, 2021 and 2020. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2022 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10:  Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Credit Agreement”) with KeyBank National Association as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $25 million, which includes a $10 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $45 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for working capital and other general corporate purposes.

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

As of April 30, 2021, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Note 11:  Commitments and Contingencies

Purchase Commitments.  As of April 30, 2021 and January 31, 2021, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $9.1 million and $5.4 million, respectively.

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

Ooma | FY2022 Form 10-Q | 15

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

As of April 30, 2021, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments. On April 1, 2020, the Company filed a Notice of Appeal with the Supreme Court of the State of Oregon. On May 6, 2021, the Supreme Court of the State of Oregon heard oral argument with respect to Ooma’s appeal.  It is not certain when a decision will be forthcoming.  Litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources.

As of April 30, 2021 and January 31, 2021, the Company has recorded and paid cumulative charges of $0.6 million as its best estimate of probable loss related to the Assessments.

Chiu Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company to cease describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. The Company intends to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Chiu Litigation is not estimable.

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

Ooma | FY2022 Form 10-Q | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2021 filed with the SEC on April 7, 2021. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

First Quarter Fiscal 2022 Financial Performance

•	Total revenue was $45.6 million, up 13% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 22% year-over-year.
•	Total gross margin was 62%, comparable to the prior year quarter.
•	Net loss was $0.9 million, improved from a $1.1 million loss in the prior year quarter.
•	Adjusted EBITDA was $3.5 million, up from $3.0 million in the prior year quarter, largely driven by our revenue growth.
•	As of April 30, 2021, we had total cash, cash equivalents and short-term investments of $29.0 million, up $0.7 million from $28.3 million as of January 31, 2021.

Ooma | FY2022 Form 10-Q | 17

COVID-19 Update

A novel coronavirus disease known as COVID-19 was declared a global pandemic in March 2020. To date, COVID-19 has impacted nearly all regions around the world and resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, social distancing orders, and business limitations and shutdowns.

During the first quarter of fiscal 2022, we have continued to remain focused on executing our growth strategy while also adapting to the evolving changes in our market environment and business activities driven by COVID-19. As the administration of the vaccine program increases and cases decline, we continue to evaluate and refine our return to work strategy, as well as our investments in our go-to-market, channel development and product efforts. Since March 2020, we have required the majority of our employees to work from home and suspended all non-essential business travel, which changed how we operate our business.

In recent periods, we have seen some improvement in our customer churn rate from the increased churn levels that we experienced earlier in the pandemic. However, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. While our revenue can be relatively predictable as a result of our subscription-based business model, the severity and duration of the pandemic and the extent to which it may impact our operations continues to remain uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods.

Although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. COVID-19, as well as intensified measures undertaken to contain the spread of COVID-19, could continue to adversely impact demand for our products and services.  A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further disrupt our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which could materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	April 30, 2021	April 30, 2020
Core users	1,083	1,049
Annualized exit recurring revenue (AERR)	$164,681	$145,551
Net dollar subscription retention rate	98%	100%

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

Net Dollar Subscription Retention Rate was comparable year-over-year. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

For definitions of each of these key metrics, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Ooma | FY2022 Form 10-Q | 18

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this measure to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes (if applicable), depreciation and amortization of capital expenditures, amortization of acquired intangible assets, and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•	Adjusted EBITDA does not consider the impact of income taxes, stock-based compensation and related taxes and amortization of acquired intangible assets;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income, including net interest and other income/expense; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
GAAP net loss	$(887)	$(1,066)
Reconciling items:
Interest and other income, net	(79)	(79)
Depreciation and amortization of capital expenditures	773	713
Amortization of acquired intangible assets	326	326
Stock-based compensation and related taxes	3,325	3,134
Adjusted EBITDA	$3,458	$3,028

Ooma | FY2022 Form 10-Q | 19

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

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers. We expect our product and other revenue to remain relatively unchanged.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services; certain telecom taxes and fees, including Federal Universal Service Fund (“USF”) contributions; credit card processing fees; costs to build out and maintain data centers; depreciation and maintenance of servers and equipment; personnel costs associated with customer care and network operations support and allocated overhead costs.

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

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars.

Ooma | FY2022 Form 10-Q | 20

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Revenue:
Subscription and services	$41,965	$37,616
Product and other	3,607	2,690
Total revenue	45,572	40,306

Cost of revenue:
Subscription and services	12,339	11,341
Product and other	5,151	3,790
Total cost of revenue	17,490	15,131
Gross profit	28,082	25,175

Operating expenses:
Sales and marketing	14,016	12,446
Research and development	9,307	8,846
General and administrative	5,725	5,028
Total operating expenses	29,048	26,320
Loss from operations	(966)	(1,145)
Interest and other income, net	79	79
Net loss	$(887)	$(1,066)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2021	April 30, 2020
Cost of revenue	$289	$270
Sales and marketing	509	505
Research and development	1,115	1,095
General and administrative	1,412	1,264
Total stock-based compensation and related taxes	$3,325	$3,134

Ooma | FY2022 Form 10-Q | 21

Comparison of the three months ended April 30, 2021 and 2020 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2021	April 30, 2020	Change
Revenue:
Subscription and services	$41,965	$37,616	$4,349	12%
Product and other	3,607	2,690	917	34%
Total revenue	$45,572	$40,306	$5,266	13%
Percentage of revenue:
Subscription and services	92%	93%
Product and other	8%	7%
Total	100%	100%

Three months ended April 30, 2021 Compared to Three months ended April 30, 2020

We derived approximately 51% and 55% of our total revenue from Ooma Residential and approximately 47% and 43% from Ooma Business for the three months ended April 30, 2021 and 2020, respectively.

Subscription and services revenue increased $4.3 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth of Ooma Business.

Product and other revenue increased $0.9 million or 34% year-over-year, primarily due to an increase in shipments of both Ooma Business and Ooma Residential products, as well as higher customer activations driven by the growth of new Ooma Business users.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2021	April 30, 2020	Change
Cost of revenue:
Subscription and services	$12,339	$11,341	$998	9%
Product and other	5,151	3,790	1,361	36%
Total cost of revenue	$17,490	$15,131	$2,359	16%
Gross margin:
Subscription and services	71%	70%
Product and other	(43)%	(41)%
Total	62%	62%

Three months ended April 30, 2021 Compared to Three months ended April 30, 2020

Subscription and services gross margin of 71% increased year-over-year from 70%, reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $1.0 million year-over-year, primarily due to increases in regulatory costs and personnel related costs.

Product and other revenue gross margin of negative 43% was comparable to negative 41% in the prior year quarter. Cost of product and other revenue increased $1.4 million year-over-year, primarily due to higher product and freight costs associated with our revenue growth.

Ooma | FY2022 Form 10-Q | 22

Operating expenses

	Three Months Ended
	April 30, 2021	April 30, 2020	Change
Sales and marketing	$14,016	$12,446	$1,570	13%
Research and development	9,307	8,846	461	5%
General and administrative	5,725	5,028	697	14%
Total operating expenses	$29,048	$26,320	$2,728	10%

Three months ended April 30, 2021 Compared to Three months ended April 30, 2020

Sales and marketing expenses increased $1.6 million or 13% year-over-year, reflecting a $1.9 million increase in advertising and marketing costs and a $0.5 million increase in amortization of deferred sales commissions, that were offset in part by a $0.7 million decrease in personnel and travel related costs associated with the impact of the COVID-19 pandemic. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and development expenses increased $0.5 million or 5% year-over-year, primarily due to an increase in personnel related costs, driven by higher headcount, as we invest in the development of new products and features.

General and administrative expenses increased $0.7 million or 14% year-over-year, primarily due to an increase in personnel related costs to scale with the overall growth of our business.

Ooma | FY2022 Form 10-Q | 23

Liquidity and Capital Resources

As of April 30, 2021, we had $29.0 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

In January 2021, we entered into a credit and security agreement that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25 million and, subject to certain conditions, may be increased to up to $45 million. We currently have no outstanding borrowings. See Note 10: Financing Arrangements of the accompanying notes of our consolidated financial statements for more information.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended,
	April 30, 2021	April 30, 2020
Net cash provided by (used in) operating activities	$424	$(2,848)
Net cash provided by (used in) investing activities	192	(591)
Net cash provided by financing activities	984	795
Net increase (decrease) in cash and cash equivalents	$1,600	$(2,644)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended,
	April 30, 2021	April 30, 2020
Net loss	$(887)	$(1,066)
Non-cash charges	5,121	4,871
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,162	(830)
Increase in inventories	(1,206)	(1,698)
Increase in other assets	(970)	(670)
Decrease in accounts payable and other liabilities	(2,470)	(3,006)
Decrease in deferred revenue	(326)	(449)
Net cash provided by (used in) operating activities	$424	$(2,848)

For the three months ended April 30, 2021, our net loss of $0.9 million included non-cash charges of $5.1 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2021 included:

•	a decrease of $1.2 million in accounts receivable due to the timing of customer cash collections
•	an increase of $1.2 million in inventories to scale our business and mitigate the risk of supplier shortages and longer lead times
•	an increase of $1.0 million in other current and non-current assets due to the capitalization of sales commissions under Topic 606
•	a net decrease of $2.5 million in accounts payable and other liabilities due to the timing of payments

Cash provided by operating activities for the three months ended April 30, 2021 increased $3.3 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments as well as a decrease in net loss. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2022 Form 10-Q | 24

Investing Activities

For the three months ended April 30, 2021, cash provided by investing activities consisted of proceeds of $6.9 million from maturities and sales of short-term investments that were largely offset by short-term investment purchases of $6.0 million and capital expenditures of $0.7 million. Cash provided by investing activities increased $0.8 million year-over-year, which reflected higher net proceeds from short-term investments.

Financing Activities

For the three months ended April 30, 2021, cash provided by financing activities was $1.0 million, which consisted of proceeds of $1.5 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $0.5 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.2 million year-over-year, which reflected higher proceeds from common stock issuances.

Contractual Obligations and Commitments

As of April 30, 2021, non-cancelable purchase commitments with our contract manufacturers and other parties totaled approximately $9.1 million.

As of April 30, 2021, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $6.3 million. Additionally, the Company recently extended the lease term for its corporate headquarters in Sunnyvale, California from an end date of January 2022 until March 2029. The total undiscounted rental payments associated with the extension are approximately $11.1 million for February 2022 onwards. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any material relationships with unconsolidated entities or financial partnerships, including entities such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no material changes to our use of estimates or critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Ooma | FY2022 Form 10-Q | 25

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of fiscal 2022. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2022 Form 10-Q | 26

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, and the following is a summary of key risk factors when considering an investment. This summary should be read together with the more detailed description of each risk factor contained in the subheadings further below and should not be relied upon as an exhaustive summary of the material risks facing our business:

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

•

We depend on several sole suppliers to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

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

Ooma | FY2022 Form 10-Q | 27

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

Risks Related to Security, IT Systems and Intellectual Property

•

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

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

•	Our limited ability to protect our intellectual property rights could materially and adversely affect our business.

Risks Related to Regulatory and Tax Matters

•	Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.
•	The adoption of additional 911 requirements by the Federal Communications Commission (“FCC”) could increase our costs that could make our service more expensive, decrease our profit margins, or both.
•	If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.
•	Failure to comply with communications and telemarketing laws could result in significant fines or place significant restrictions on our business.
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

Ooma | FY2022 Form 10-Q | 28

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic has had a material impact on the United States, Canada, and global economies and could materially impact our business in a number of ways. In 2020, the U.S. federal government, as well as state and local governments, implemented numerous evolving mandates and public health measures to contain or mitigate the outbreak of the virus, including “stay at home” orders and advisories, business limitations or closures, restrictions on public gatherings, travel restrictions and quarantines. For example, in California, where our corporate headquarters, local sales office and warehouse are located, we are still requiring the majority of our employees to work from home until further notice, which could adversely impact the efficiency and effectiveness of our organization. Although many foreign, state and local governments have begun to relax public health measures and restrictions, we cannot anticipate the extent to which the pandemic and government mandates will continue to affect our operations worldwide.

In recent periods, we have seen some improvement in the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, from the increased churn levels we experienced earlier in the pandemic. However, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. The effects of the pandemic have also caused delays in providing professional installation services to one large customer. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales.  Furthermore, although vaccines have been approved and are being distributed, it cannot be predicted how long it will take before market conditions return to normal. Additionally, new and potentially more contagious variants of COVID-19 have been identified, which could further amplify the impact of the pandemic. COVID-19, as well as intensified measures undertaken to contain the spread of COVID-19, could continue to adversely impact demand for our products and services. In addition, the pandemic could continue to impact our global supply chain network and cause extended shutdowns of businesses.

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, including vaccination efforts, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected. Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

If we are unable to attract new users of our services on a cost-effective basis our business will be materially and adversely affected.

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

Ooma | FY2022 Form 10-Q | 29

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. The economic downturn that has resulted from the COVID-19 pandemic could continue to cause financial hardship for some of our customers, decrease technology spending and negatively impact our customers’ willingness to enter into or renew subscriptions with us, and/or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

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

Ooma | FY2022 Form 10-Q | 30

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

We currently sell Ooma Residential and Ooma Business through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. A significant portion of our product sales are made through our retail and reseller partnership channels. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue and profit margins. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer. Furthermore, to the extent these retailers or reseller partners have been negatively impacted by the effects of the COVID-19 pandemic, including declaring bankruptcy, or otherwise affected by strategic transactions, our sales may also be adversely impacted as a result.

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

We depend on several sole suppliers to provide the components for, and a small number of vendors to manufacture, certain on-premise appliances, end-point devices and security systems we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may harm our business.

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

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. We are also subject to the risk of shortages, price increases and longer lead times in the supply of our components and the risk that our suppliers may discontinue or modify components used in our products. For example, the

Ooma | FY2022 Form 10-Q | 31

occurrence of other events outside our control, such as public health crises or natural disasters, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia.  Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

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

Ooma | FY2022 Form 10-Q | 32

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

Ooma | FY2022 Form 10-Q | 33

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

Ooma | FY2022 Form 10-Q | 34

We may not be able to achieve or sustain profitability in the future.

We have incurred substantial net losses since our inception, including net losses of approximately $2.4 million in fiscal 2021. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $4.4 million for fiscal 2021,  we cannot assure you that our operating cash flow would remain positive in the future as a result of our increased expenditures. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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
•

quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics;

Ooma | FY2022 Form 10-Q | 35

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

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. National Defense Authorization Act for Fiscal Year 2019, imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. While this ban has not had a direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly, which may result in higher costs and disruption to our business.

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns (including short- to intermediate-term economic disruption caused by catastrophic events such as the COVID-19 pandemic) than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. For example, the economic downturn resulting from the COVID-19 pandemic has decreased technology spending for certain customers and segments of the economy, and could adversely affect demand for our offerings and harm our business and results of operations. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

Ooma | FY2022 Form 10-Q | 36

If we are not able to manage our inventory levels effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

Our vendor-supplied on-premise appliances and end-point devices have lead times of up to several months for delivery and are built based on our estimates of future demand. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions.  In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

It is likely that from time to time we will have either an excess or shortage of product inventory. For example, in response to supply chain disruptions associated with COVID-19, we have increased our inventory levels in recent periods to maintain a higher balance of inventory in anticipation of our customer’s and partner’s needs. Inventory levels in excess of customer demand may result in inventory write-down charges, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We depend largely on the continued services of our senior management and other key employees, the loss of any of whom could adversely affect our business, results of operations and financial condition.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. All of our executive officers and senior management may terminate employment with us at any time with no advance notice. In particular, on April 26, 2021, we announced that Ravi Narula, our Chief Financial Officer and Treasurer, will be stepping down in the second half of our fiscal 2022 second quarter to pursue other opportunities, with Mr. Narula noting to us that his departure does not reflect any disagreement with us on any matter relating to our operations, policies or practices. Although we have initiated a search for a new Chief Financial Officer, we cannot assure you we will be able to identify a candidate on terms that are agreeable to us in a timely manner.

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

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-

Ooma | FY2022 Form 10-Q | 37

based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively impact our future results of operations.

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

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings, draw down under our existing credit facility or enter into new credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all. For example, our existing credit facility contains affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions.  Any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and the trading price of our common stock would likely decline. Additionally, any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing under our credit facility or alternative sources on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Ooma | FY2022 Form 10-Q | 38

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

Our mobile platform, available to any consumer with a Wi-Fi® or cellular data connected mobile device, operates in a market that is fragmented and where it is difficult to gain consumer awareness. Many of our competitors in this market have been able to establish a significant user base and reputation in the market, which may make it more difficult for our products to be adopted. Furthermore, as new mobile devices are released, we may encounter difficulties supporting these devices and services, and we may need to devote significant resources to the creation, support, and maintenance of our mobile applications. Additionally, our competitors may allocate additional resources to marketing and promotion of their products, making it even more difficult to be noticed. It is also unclear how the adoption of “over-the-top” based communications will continue to grow. If the number of consumers using “over-the-top” based communications stagnates or declines, such movement may result in an intensified competition for consumers in this space.

Ooma | FY2022 Form 10-Q | 39

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

Ooma | FY2022 Form 10-Q | 40

Risks Related to Security, IT Systems and Intellectual Property

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices, such as Nest's devices, or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

Despite our ongoing efforts to enhance the implementation of security measures, our infrastructure and those of third parties we rely upon may be vulnerable to hackers, phishing, computer viruses, worms, ransomware other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, nearly all our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data. In addition, because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Ooma | FY2022 Form 10-Q | 41

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

Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, although we have developed an information security program, we cannot guarantee these measures would be sufficient to protect us from a network security incident. Any actual or perceived compromise or breach of our security measures, or those of our third-party service providers, or any unauthorized access to, misuse or misappropriation of personally identifiable information, channel partners' or end-customers information, or other information, could violate applicable laws and regulations, contractual obligations or other legal obligations and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, any of which could have an material adverse effect on our business, financial condition and operating results.

Failures in internet infrastructure or interference with broadband access could cause current or potential customers to believe that our systems are unreliable, leading our current customers to switch to our competitors or potential customers to avoid using our services.

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G, 5G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service and were able to restore service without incurring material expenses. Outages to date have not materially affected our results of operations.  However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences could negatively impact our results of operations.

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

Ooma | FY2022 Form 10-Q | 42

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

Ooma | FY2022 Form 10-Q | 43

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

Ooma | FY2022 Form 10-Q | 44

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

We rely on our information systems and those of third parties for processing customer orders, distribution of our services, billing our customers, processing credit card transactions, customer relationship management, supporting financial planning and analysis, accounting functions and financial statement preparation and otherwise running our business. Information systems may experience interruptions, including interruptions of related services from third-party providers, which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements. All information systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including without limitation, computer viruses, ransomware attacks or other security breaches, energy blackouts, natural disasters, terrorism, war, telecommunication failures, and employee or other theft, as well as third-party provider failures. Our exposure to these vulnerabilities may increase due to the effects of the COVID-19 pandemic. Any disruption in our information systems and those of the third parties upon which we rely could have a significant impact on our business.

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

Ooma | FY2022 Form 10-Q | 45

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

Federal Regulation. Our business is regulated by the FCC. As a communication services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal USF contributions and other regulatory assessments, E‑911, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, potential private right of actions and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

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

Ooma | FY2022 Form 10-Q | 46

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

Ooma | FY2022 Form 10-Q | 47

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. Aspects of the CCPA remain uncertain, and we may be required to make modifications to our policies or practices in order to comply. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”) will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. The CPRA modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

Ooma | FY2022 Form 10-Q | 48

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

Ooma | FY2022 Form 10-Q | 49

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

Ooma | FY2022 Form 10-Q | 50

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

Ooma | FY2022 Form 10-Q | 51

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2021. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the New York Stock Exchange.

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

Ooma | FY2022 Form 10-Q | 52

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, or may fluctuate or decline, resulting in a substantial loss of your investment.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including as a result of public health crises.

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

Ooma | FY2022 Form 10-Q | 53

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

Ooma | FY2022 Form 10-Q | 54

General Risk Factors

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future growth and success depends, in part, on our continued ability to hire and retain highly skilled personnel. We believe there is, and will continue to be, intense competition for highly skilled and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other parts of the United States and Canada. We have from time to time experienced, and we expect to continue to experience, challenges in hiring and retaining skilled personnel with appropriate qualifications. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we and/or our partners are unable to hire, retain and motivate the existing workforce or attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations such personnel have been improperly solicited or divulged proprietary or other confidential information.

Catastrophic events or political instability could disrupt and cause harm to our business, operating results, or financial condition.

Our corporate headquarters, offices and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political or civil unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2022 Form 10-Q | 55

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13**	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2022 Form 10-Q | 56

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 8, 2021	By:	/s/ Ravi Narula

Ravi Narula Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2022 Form 10-Q | 57