Form 10-Q
period 2021-07-31
OOMA INC
filed 2021-09-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of August 31, 2021, there were 23.5 million shares of the registrant’s common stock outstanding.

Ooma | FY2022 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	July 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,067	$17,298
Short-term investments	9,941	11,013
Accounts receivable, net	4,828	5,228
Inventories	13,840	12,233
Other current assets	11,845	10,222
Total current assets	60,521	55,994
Property and equipment, net	5,620	5,071
Operating lease right-of-use assets	14,339	6,045
Intangible assets, net	4,860	5,513
Goodwill	4,264	4,264
Other assets	13,588	12,210
Total assets	$103,192	$89,097

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,002	$7,499
Accrued expenses and other current liabilities	20,896	22,731
Deferred revenue	16,797	16,426
Total current liabilities	46,695	46,656
Long-term operating lease liabilities	11,199	2,815
Other long-term liabilities	88	75
Total liabilities	57,982	49,546
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 23.5 million and 22.9 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	173,568	166,577
Accumulated other comprehensive income	1	7
Accumulated deficit	(128,363)	(127,037)
Total stockholders’ equity	45,210	39,551
Total liabilities and stockholders’ equity	$103,192	$89,097

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenue:
Subscription and services	$43,537	$38,500	$85,502	$76,116
Product and other	3,520	2,912	7,127	5,602
Total revenue	47,057	41,412	92,629	81,718

Cost of revenue:
Subscription and services	12,326	11,615	24,665	22,956
Product and other	5,428	4,295	10,579	8,085
Total cost of revenue	17,754	15,910	35,244	31,041
Gross profit	29,303	25,502	57,385	50,677

Operating expenses:
Sales and marketing	14,331	11,779	28,347	24,225
Research and development	9,416	9,050	18,723	17,896
General and administrative	6,014	5,222	11,739	10,250
Total operating expenses	29,761	26,051	58,809	52,371
Loss from operations	(458)	(549)	(1,424)	(1,694)
Interest and other income, net	19	182	98	261
Net loss	$(439)	$(367)	$(1,326)	$(1,433)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)
Weighted-average shares of common stock outstanding:
Basic and diluted	23,359,715	22,232,176	23,209,151	22,066,771

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended,
	July 31, 2021	July 31, 2020
Cash flows from operating activities:
Net loss	$(1,326)	$(1,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,515	6,098
Depreciation and amortization of capital expenditures	1,548	1,469
Amortization of intangible assets	652	652
Non-cash operating lease expense	1,531	1,592
Other	24	24
Changes in operating assets and liabilities:
Accounts receivable, net	400	327
Inventories and deferred inventory costs	(1,600)	(524)
Prepaid expenses and other assets	(3,007)	(1,818)
Accounts payable and other liabilities	(2,127)	(7,140)
Deferred revenue	384	418
Net cash provided by (used in) operating activities	2,994	(335)

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	9,900	11,986
Purchases of short-term investments	(8,859)	(12,013)
Capital expenditures	(1,742)	(1,508)
Net cash used in investing activities	(701)	(1,535)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,621	1,901
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,145)	(822)
Net cash provided by financing activities	476	1,079
Net increase (decrease) in cash and cash equivalents	2,769	(791)
Cash and cash equivalents at beginning of period	17,298	11,680
Cash and cash equivalents at end of period	$20,067	$10,889

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838
Issuance of common stock under equity-based plans	152	—	—	152
Shares repurchased for tax withholdings on RSU vesting	(660)	—	—	(660)
Stock-based compensation	3,321	—	—	3,321
Changes in comprehensive income	—	(2)	—	(2)
Net loss	—	—	(439)	(439)
BALANCE - July 31, 2021	$173,572	$1	$(128,363)	$45,210

	Common stock		Accumulated	Stockholders'
Fiscal 2021	and APIC	AOCI	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in other comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208
Issuance of common stock under equity-based plans	635	—	—	635
Shares repurchased for tax withholdings on RSU vesting	(350)	—	—	(350)
Stock-based compensation	3,090	—	—	3,090
Changes in comprehensive income	—	(3)	—	(3)
Net loss	—	—	(367)	(367)
BALANCE - July 31, 2020	$160,219	$23	$(126,029)	$34,213

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

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

Ooma | FY2022 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company’s revenue is presented in accordance with the provisions under Accounting Standards Codification Topic 606, Revenue Recognition. The Company derives its revenue from two sources:

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Subscription and services revenue	$43,537	$38,500	$85,502	$76,116
Product and other revenue	3,520	2,912	7,127	5,602
Total revenue	$47,057	$41,412	$92,629	$81,718

The Company derived approximately 50% and 55% of its total revenue from Ooma Residential and approximately 48% and 43% from Ooma Business for the three months ended July 31, 2021 and 2020, respectively. The Company derived approximately 50% and 55% of its total revenue from Ooma Residential and approximately 47% and 43% from Ooma Business for the six months ended July 31, 2021 and 2020, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

As of July 31, 2021, one customer accounted for 15% of the Company’s net accounts receivable balance. As of January 31, 2021, no single customer accounted for 10% or more of net accounts receivable.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

Deferred revenue consisted of the following (in thousands):

	As of
	July 31, 2021	January 31, 2021
Subscription and services	$16,690	$16,433
Product and other	195	68
Total deferred revenue	$16,885	16,501
Less: current deferred revenue	16,797	16,426
Non-current deferred revenue included in other long-term liabilities	$88	$75

During the three and six months ended July 31, 2021, the Company recognized revenue of approximately $3.4 million and $13.1 million, respectively, pertaining to amounts deferred as of January 31, 2021. As of July 31, 2021, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first six months of fiscal 2022, as well as amounts recorded during fiscal 2021 for annual contracts.

Remaining Performance Obligations. As of July 31, 2021, contract revenue that has not yet been recognized for open contracts with an original expected length of greater than one year was approximately $10.6 million. The Company expects to recognize revenue on approximately 49% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2022 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3:  Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The Company estimates and categorizes fair value by applying the following hierarchy:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of July 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$3,465	$—	$3,465
Commercial paper	—	500	500
Total cash equivalents	$3,465	$500	$3,965
Cash			16,102
Total cash and cash equivalents			$20,067

Short-term investments:
U.S. treasury securities	$3,813	$—	$3,813
Commercial paper	—	5,804	5,804
Corporate debt securities	—	324	324
Total short-term investments	$3,813	$6,128	$9,941

	Balance as of January 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,657	$—	$1,657
U.S. agency securities	—	1,000	1,000
U.S. treasury securities	250	—	250
Total cash equivalents	$1,907	$1,000	$2,907
Cash			14,391
Total cash and cash equivalents			$17,298

Short-term investments:
U.S. treasury securities	$9,782	$—	$9,782
Corporate debt securities	—	929	929
Asset-backed securities	—	302	302
Total short-term investments	$9,782	$1,231	$11,013

The Company classifies its cash equivalents and short-term investments within Level 1 or Level 2 because it uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company has no Level 3 assets or liabilities.

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

Ooma | FY2022 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2021	January 31, 2021
Finished goods	$11,347	$11,057
Raw materials	2,493	1,176
Total inventory	$13,840	$12,233

Acquired intangible assets

	As of
	July 31, 2021	January 31, 2021
Customer relationships	$4,321	$4,827
Developed technology	323	424
Trade names	216	262
Total intangible assets	$4,860	$5,513

Amortization expense for acquired intangible assets was $0.3 million for each of the three months ended July 31, 2021 and 2020 and $0.7 million for each of the six months ended July 31, 2021 and 2020.

Other current and non-current assets

	As of
	July 31, 2021	January 31, 2021
Deferred sales commissions, current	$5,573	$4,689
Prepaid expenses	3,957	3,152
Convertible note receivable, including accrued interest	1,687	1,605
Deferred inventory costs	374	381
Other current assets	254	395
Total other current assets	$11,845	$10,222

Deferred sales commissions, non-current	$12,774	$11,474
Other non-current assets	814	736
Total other non-current assets	$13,588	$12,210

Customer Acquisition Costs.   Amortization expense for deferred sales commissions was $1.4 million and $0.9 million for the three months ended July 31, 2021 and 2020, respectively, and $2.8 million and $1.7 million for the six months ended July 31, 2021 and 2020, respectively. To date, there have been no material impairment losses related to the costs capitalized.

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

Ooma | FY2022 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, as of July 31, 2021 and January 31, 2021, the Company’s non-cancelable purchase commitments with GTC were $0.4 million and zero, respectively.

Accrued expenses and other current liabilities

	As of
	July 31, 2021	January 31, 2021
Payroll and related expenses	$8,359	$11,062
Regulatory fees and taxes	4,320	4,141
Short-term operating lease liabilities	3,498	3,831
Customer-related liabilities	1,752	1,262
Other	2,967	2,435
Total accrued expenses	$20,896	$22,731

Ooma | FY2022 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2021	January 31, 2021
Assets
Operating lease right-of-use assets	$14,339	$6,045
Total leased assets	$14,339	$6,045
Liabilities
Short-term operating lease liabilities	$3,498	$3,831
Long-term operating lease liabilities	11,199	2,815
Total lease liabilities	$14,697	$6,646

Weighted-average remaining lease term	6.4 years	2.2 years
Weighted-average discount rate	3.8%	4.6%

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million and $1.3 million for the three months ended July 31, 2021 and 2020, respectively, and $2.4 million and $2.5 million for the six months ended July 31, 2021 and 2020, respectively.

Effective May 2021, the Company extended the sublease term for its corporate headquarters in Sunnyvale, California from an end date of January 31, 2022 to March 15, 2029. The total undiscounted rental payments associated with the sublease extension are approximately $11.1 million from February 2022 onwards. The Company is also required to continue paying common area maintenance costs, property taxes and insurance. This sublease extension is a lease modification that qualifies as a change of accounting for the original sublease and not a separate contract. Accordingly, in the second quarter of fiscal 2022, the Company remeasured its operating lease liability using the present value of the revised rental payments and recognized the difference of $9.5 million between the new lease liability and the old lease liability as an increase to the operating lease right-of-use asset.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Cash payments for operating leases	$983	$975	$1,964	$1,406
Right-of-use assets recognized in exchange for new operating lease obligations	$9,514	—	$9,827	$303

As of July 31, 2021, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2021
2022 remaining six months	$1,955
2023	3,088
2024	2,983
2025	1,763
2026	1,552
Thereafter	5,154
Total future minimum lease payments	16,495
Less: imputed interest	(1,798)
Present value of lease liabilities	$14,697

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

Stock Options. Stock option activity for the six months ended July 31, 2021 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2021	1,366	$7.95	$7,803
Granted	120	$16.28
Exercised	(59)	$3.90
Canceled	(2)	$10.52
Balance as of July 31, 2021	1,425	$8.80	$13,889
Vested and exercisable as of July 31, 2021	1,172	$7.71	$12,707

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2021 and 2020 was $0.8 million and $0.9 million, respectively. The weighted average grant date fair value of options granted during the six months ended July 31, 2021 and 2020 was $7.89 and $4.72 per share, respectively.

Restricted Stock Units.  RSU activity for the six months ended July 31, 2021 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2021	1,441	$12.54
Granted	807	$16.46
Vested	(457)	$12.88
Canceled	(45)	$12.24
Balance as of July 31, 2021	1,746	$14.27

Employee Stock Purchase Plan.  During each of the six months ended July 31, 2021 and 2020, employees purchased 0.1 million shares at a weighted-average purchase price of $10.07 and $9.98 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Cost of revenue	$282	$259	$552	$513
Sales and marketing	502	485	985	966
Research and development	1,071	1,074	2,137	2,125
General and administrative	1,466	1,272	2,841	2,494
Total stock-based compensation expense	$3,321	$3,090	$6,515	$6,098

As of July 31, 2021, there was $25.5 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2022 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense during the three and six months ended July 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2021, the Company had unrecognized tax benefits of $7.1 million, none of which would currently affect its effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2021 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2021.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Numerator
Net loss	$(439)	$(367)	$(1,326)	$(1,433)
Denominator
Weighted-average common shares	23,359,715	22,232,176	23,209,151	22,066,771
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Potentially dilutive securities of approximately 3.4 million shares and 3.7 million shares were excluded from the computation of diluted net loss per share for each of the three and six months ended July 31, 2021 and 2020, respectively. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

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

As of July 31, 2021, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Note 11:  Commitments and Contingencies

Purchase Commitments.  As of July 31, 2021 and January 31, 2021, non-cancelable purchase commitments with the Company’s contract manufacturers and other parties were $12.0 million and $5.4 million, respectively.

Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of approximately $0.6 million, $1.5 million and $2.5 million for calendar years 2022, 2023 and 2024, respectively.

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

As of July 31, 2021 and January 31, 2021, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

As of July 31, 2021 and January 31, 2021, the Company has recorded and paid cumulative charges to the DOR of $0.6 million as its best estimate of probable loss related to the Assessments.

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

Second Quarter Fiscal 2022 Financial Performance

•	Total revenue was $47.1 million, up 14% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 25% year-over-year.
•	Total gross margin was 62%, comparable to the prior year quarter.
•	Net loss was $0.4 million, comparable to the prior year quarter.
•	Adjusted EBITDA was $4.1 million, up from $3.7 million in the prior year quarter, largely driven by our revenue growth.
•	As of July 31, 2021, we had total cash, cash equivalents and short-term investments of $30.0 million, up $1.7 million from $28.3 million as of January 31, 2021.

Ooma | FY2022 Form 10-Q | 17

COVID-19 Update

The COVID-19 pandemic has impacted nearly all regions around the world and resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, social distancing orders, and business limitations and shutdowns.

During the reporting period, we have remained focused on executing our growth strategy while adapting to the evolving changes in our market environment and business activities driven by COVID-19. As we monitor the progress of vaccination efforts and the continued periodic spikes in infection rates of new variants of COVID-19, such as the Delta variant, we continue to evaluate and refine our return to work strategy, as well as our investments in our go-to-market, channel development and product efforts. In recent periods, we have seen improvement in our customer churn rate from the increased churn levels that we experienced earlier in the pandemic. However, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. While our revenue can be relatively predictable as a result of our subscription-based business model, the severity and duration of the pandemic (including any resurgences), and the extent to which it may impact our operations is uncertain and may not be fully reflected in our results of operations and overall financial performance until future periods. If the COVID-19 pandemic has a substantial impact on our employees,’ partners’ or customers’ productivity, our results of operations and overall financial performance may be harmed. In addition, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided.

A prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further disrupt our global supply chain network, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which could materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	July 31, 2021	July 31, 2020
Core users	1,091	1,053
Annualized exit recurring revenue (AERR)	$170,326	$150,076
Net dollar subscription retention rate	98%	95%

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

Net Dollar Subscription Retention Rate increased year-over-year due to improvement in our customer churn rate from earlier in the pandemic. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

For definitions of each of these key metrics, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

Ooma | FY2022 Form 10-Q | 18

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest, Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes (if applicable), depreciation and amortization of capital expenditures, amortization of acquired intangible assets, and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•	Adjusted EBITDA does not consider the impact of income taxes, stock-based compensation and related taxes and amortization of acquired intangible assets;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income (loss), including net interest and other income/expense; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
GAAP net loss	$(439)	$(367)	$(1,326)	$(1,433)
Reconciling items:
Interest and other income, net	(19)	(182)	(98)	(261)
Depreciation and amortization of capital expenditures	775	756	1,548	1,469
Amortization of acquired intangible assets	326	326	652	652
Stock-based compensation and related taxes	3,442	3,175	6,767	6,309
Adjusted EBITDA	$4,085	$3,708	$7,543	$6,736

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

Product and other revenue consists primarily of sales of our on-premise appliances and end-point devices used in connection with our services, including shipping and handling fees for our direct customers. We expect our product and other revenue to increase slightly.

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

Ooma | FY2022 Form 10-Q | 20

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenue:
Subscription and services	$43,537	$38,500	$85,502	$76,116
Product and other	3,520	2,912	7,127	5,602
Total revenue	47,057	41,412	92,629	81,718

Cost of revenue:
Subscription and services	12,326	11,615	24,665	22,956
Product and other	5,428	4,295	10,579	8,085
Total cost of revenue	17,754	15,910	35,244	31,041
Gross profit	29,303	25,502	57,385	50,677

Operating expenses:
Sales and marketing	14,331	11,779	28,347	24,225
Research and development	9,416	9,050	18,723	17,896
General and administrative	6,014	5,222	11,739	10,250
Total operating expenses	29,761	26,051	58,809	52,371
Loss from operations	(458)	(549)	(1,424)	(1,694)
Interest and other income, net	19	182	98	261
Net loss	$(439)	$(367)	$(1,326)	$(1,433)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Cost of revenue	$296	$269	$585	$539
Sales and marketing	526	505	1,035	1,010
Research and development	1,120	1,106	2,235	2,201
General and administrative	1,500	1,295	2,912	2,559
Total stock-based compensation and related taxes	$3,442	$3,175	$6,767	$6,309

Ooma | FY2022 Form 10-Q | 21

Comparison of the three and six months ended July 31, 2021 and 2020 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2021	July 31, 2020	Change		July 31, 2021	July 31, 2020	Change
Revenue:
Subscription and services	$43,537	$38,500	$5,037	13%	$85,502	$76,116	$9,386	12%
Product and other	3,520	2,912	608	21%	7,127	5,602	1,525	27%
Total revenue	$47,057	$41,412	$5,645	14%	$92,629	$81,718	$10,911	13%
Percentage of revenue:
Subscription and services	93%	93%			92%	93%
Product and other	7%	7%			8%	7%
Total	100%	100%			100%	100%

Three months ended July 31, 2021 Compared to Three months ended July 31, 2020

We derived approximately 50% and 55% of our total revenue from Ooma Residential and approximately 48% and 43% from Ooma Business for the three months ended July 31, 2021 and 2020, respectively.

Subscription and services revenue increased $5.0 million or 13% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business.

Product and other revenue increased $0.6 million or 21% year-over-year, primarily due to an increase in shipments of Ooma Business products and higher customer activations driven by the growth in the number of new Ooma Business users.

Six months ended July 31, 2021 Compared to Six months ended July 31, 2020

We derived approximately 50% and 55% of our total revenue from Ooma Residential and approximately 47% and 43% from Ooma Business for the three months ended July 31, 2021 and 2020, respectively.

Subscription and services revenue increased $9.4 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business.

Product and other revenue increased $1.5 million or 27% year-over-year, primarily due to an increase in shipments of both Ooma Business and Ooma Residential products, as well as higher customer activations driven by the growth in the number of new Ooma Business users.

Ooma | FY2022 Form 10-Q | 22

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2021	July 31, 2020	Change		July 31, 2021	July 31, 2020	Change
Cost of revenue:
Subscription and services	$12,326	$11,615	$711	6%	$24,665	$22,956	$1,709	7%
Product and other	5,428	4,295	1,133	26%	10,579	8,085	2,494	31%
Total cost of revenue	$17,754	$15,910	$1,844	12%	$35,244	$31,041	$4,203	14%
Gross margin:
Subscription and services	72%	70%			71%	70%
Product and other	(54)%	(47)%			(48)%	(44)%
Total	62%	62%			62%	62%

Three months ended July 31, 2021 Compared to Three months ended July 31, 2020

Subscription and services gross margin of 72% increased year-over-year from 70%, reflecting the continued growth of Ooma Business revenues and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.7 million year-over-year, primarily due to increases in regulatory costs and personnel-related costs.

Product and other revenue gross margin of negative 54% declined from negative 47% in the prior year quarter, primarily due to write-down charges of $0.4 million for excess inventory, as a result of changes to a partner’s legacy network.

Six months ended July 31, 2021 Compared to Six months ended July 31, 2020

Subscription and services gross margin of 71% increased year-over-year from 70%, reflecting the continued growth of Ooma Business revenues and associated benefits of economies of scale. Cost of subscription and services revenue increased $1.7 million year-over-year, primarily due to increases in regulatory costs and personnel related costs.

Product and other revenue gross margin of negative 48% declined from negative 44% in the prior year period, primarily due to inventory write-downs of $0.4 million that were recorded in the second quarter of fiscal 2022, as described above.

Ooma | FY2022 Form 10-Q | 23

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2021	July 31, 2020	Change		July 31, 2021	July 31, 2020	Change
Sales and marketing	$14,331	$11,779	$2,552	22%	$28,347	$24,225	$4,122	17%
Research and development	9,416	9,050	366	4%	18,723	17,896	827	5%
General and administrative	6,014	5,222	792	15%	11,739	10,250	1,489	15%
Total operating expenses	$29,761	$26,051	$3,710	14%	$58,809	$52,371	$6,438	12%

Three months ended July 31, 2021 Compared to Three months ended July 31, 2020

Sales and marketing expenses increased $2.6 million or 22% year-over-year, primarily due to a $2.1 million increase in advertising and marketing costs and a $0.5 million increase in amortization of capitalized sales commissions. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $0.4 million or 4% year-over-year, primarily due to an increase in personnel-related costs, driven by higher headcount, as we invest in the development of new products and features.

General and administrative expenses increased $0.8 million or 15% year-over-year, primarily due to an increase in personnel related costs and professional services fees related to our international expansion efforts.

Six months ended July 31, 2021 Compared to Six months ended July 31, 2020

Sales and marketing expenses increased $4.1 million or 17% year-over-year, primarily due to a $3.7 million increase in advertising and marketing costs and a $1.1 million increase in amortization of capitalized sales commissions, that were offset in part by a $0.5 million decrease in personnel and travel related costs associated with the impact of the COVID-19 pandemic. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $0.8 million or 5% year-over-year, primarily due to an increase in personnel-related costs, driven by higher headcount, as we invest in the development of new products and features, including launching our services in a number of international countries.

General and administrative expenses increased $1.5 million or 15% year-over-year, primarily due to a $1.1 million increase in personnel-related costs, including stock-based compensation, and a $0.3 million increase in professional services fees related to our international expansion efforts.

Ooma | FY2022 Form 10-Q | 24

Liquidity and Capital Resources

As of July 31, 2021, we had $30.0 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended,
	July 31, 2021	July 31, 2020
Net cash provided by (used in) operating activities	$2,994	$(335)
Net cash used in investing activities	(701)	(1,535)
Net cash provided by financing activities	476	1,079
Net increase (decrease) in cash and cash equivalents	$2,769	$(791)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended,
	July 31, 2021	July 31, 2020
Net loss	$(1,326)	$(1,433)
Non-cash charges	10,270	9,835
Changes in operating assets and liabilities:
Decrease in accounts receivable	400	327
Increase in inventories	(1,600)	(524)
Increase in other assets	(3,007)	(1,818)
Decrease in accounts payable and other liabilities	(2,127)	(7,140)
Increase in deferred revenue	384	418
Net cash provided by (used in) operating activities	$2,994	$(335)

For the six months ended July 31, 2021, our net loss of $1.3 million included non-cash charges of $10.3 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2021 included:

•	an increase of $1.6 million in inventories to mitigate the risk of supplier shortages and longer lead times
•	an increase of $3.0 million in other assets due to the capitalization of sales commissions under Topic 606 and the timing of prepaid expenses
•	a net decrease of $2.1 million in accounts payable and other liabilities due to the timing of payments

Cash provided by operating activities for the six months ended July 31, 2021 increased $3.3 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments as well as a decrease in net loss. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2022 Form 10-Q | 25

Investing Activities

For the six months ended July 31, 2021, cash used by investing activities consisted of short-term investment purchases of $8.9 million and capital expenditures of $1.7 million, that were largely offset by proceeds of $9.9 million from maturities and sales of short-term investments. Cash used by investing activities decreased $0.8 million year-over-year, which reflected higher net proceeds from short-term investments.

Financing Activities

For the six months ended July 31, 2021, cash provided by financing activities was $0.5 million, which consisted of proceeds of $1.6 million from the issuance of common stock from our ESPP and stock option exercises, offset by payments of $1.1 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities decreased by $0.6 million year-over-year, which reflected lower proceeds from stock option exercises and higher share repurchases.

Contractual Obligations and Commitments

As of July 31, 2021, non-cancelable purchase commitments with our contract manufacturers and other parties totaled approximately $12.0 million. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of approximately $0.6 million, $1.5 million and $2.5 million for calendar years 2022, 2023 and 2024, respectively.

As of July 31, 2021, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $16.5 million. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements.

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

Ooma | FY2022 Form 10-Q | 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first six months of fiscal 2022. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2022 Form 10-Q | 27

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face, but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risk Factors Summary

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

Ooma | FY2022 Form 10-Q | 28

•

If we are not able to manage our inventory levels effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

•	We may lose key members of our management team and other key employees, and may be unable to attract and retain employees we need to support our operations and growth.
•	We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, disrupt our operations and harm our results of operations.
•	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
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

•	Any failure to obtain registration or protection of our intellectual property rights could materially and adversely affect our business.

Risks Related to Regulatory and Tax Matters

•	Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.
•	The adoption of additional 911 requirements by the Federal Communications Commission (“FCC”) could increase our costs that could make our service more expensive, decrease our profit margins, or both.
•	If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.
•	Failure to comply with communications and telemarketing laws could result in significant fines or place significant restrictions on our business.
•

The FCC has continued to increase regulation of interconnected VoIP services and may at any time determine certain VoIP services are telecommunications services subject to traditional common carrier regulation.

•	Reform of federal and state Universal Service Fund (“USF”) programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.
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

Ooma | FY2022 Form 10-Q | 29

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The ongoing COVID-19 pandemic has had a material impact on the United States, Canada, and global economies and could materially impact our business in a number of ways. In California, where our corporate headquarters, local sales office and warehouse are located, the process of gradually returning our employees to work onsite may be delayed by the occurrence of new and unforeseen developments in the pandemic, which could adversely impact the efficiency and effectiveness of our organization.

In recent periods, we have seen improvement in the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn, from the increased churn levels we experienced earlier in the pandemic. However, our churn rate could again increase in future periods as a result of the continuing effects of the pandemic. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, and reduced foot traffic in their stores may continue to negatively affect sales.  In addition, the pandemic could continue to impact our global supply chain network and cause extended shutdowns of businesses.

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, the availability and widespread acceptance of effective vaccines and the speed at which they are administered to the public, the severity of breakthrough cases and COVID-19 variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected. Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

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

We market our products and services principally to businesses and households. Some of these business customers and consumers are less technically knowledgeable and may be resistant to new technologies such as our cloud-based communications solutions and our connected services. Because our potential customers need to connect additional hardware at their location and take other steps not required for the use of traditional communications services such as telephone, fax and e-mail, these customers may be reluctant to use our service. These customers may also lack sufficient resources, financial or otherwise, to invest in learning about our services, and therefore may be unwilling to adopt them. If these customers choose not to adopt our services, our ability to grow our business could be negatively affected.

Ooma | FY2022 Form 10-Q | 30

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

Ooma | FY2022 Form 10-Q | 31

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

A significant portion of our Ooma Residential and Ooma Business product sales are made through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. We generally do not have long-term contracts with our retailers and reseller partners, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue and profit margins. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer. Furthermore, to the extent these retailers or reseller partners have been negatively impacted by the effects of the COVID-19 pandemic, including declaring bankruptcy, or otherwise affected by strategic transactions, our sales may also be adversely impacted as a result.

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

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. We are also subject to the risk of shortages, price increases and longer lead times in the supply of our components and the risk that our suppliers may discontinue or modify components used in our products. For example, the occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia.  Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

Ooma | FY2022 Form 10-Q | 32

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

Ooma | FY2022 Form 10-Q | 33

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. The ability to support our customers was disrupted by the onset of the COVID-19 pandemic, and may be in the future disrupted by other natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we will need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. We currently offer support almost exclusively in English. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

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

Ooma | FY2022 Form 10-Q | 34

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

Ooma | FY2022 Form 10-Q | 35

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

Ooma | FY2022 Form 10-Q | 36

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

During 2019, the U.S. federal government announced new and increased tariffs on certain Chinese imported goods, and China has imposed tariffs in response to the actions of the U.S.  Such actions subject a wide range of our products to tariffs and increased existing tariffs on certain of our products, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. We cannot assure you that the current administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

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

Ooma | FY2022 Form 10-Q | 37

dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We may lose key members of our management team and other key employees, and may be unable to attract and retain employees we need to support our operations and growth.

Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan, and to identify and pursue opportunities and services innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. For example, in June 2021, Ravi Narula resigned as our Chief Financial Officer and Treasurer to pursue other opportunities. Mr. Narula noted that his departure did not reflect any disagreement with us on any matter relating to our operations, policies or practices. On September 2, 2021, we announced the appointment of Shig Hamamatsu as our new Chief Financial Officer, effective September 7, 2021.

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

Ooma | FY2022 Form 10-Q | 38

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

Ooma | FY2022 Form 10-Q | 39

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

Ooma | FY2022 Form 10-Q | 40

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
•

fluctuations in currency exchange rates, economic stability, and inflationary conditions which could increase the price of our services outside of the U.S., increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;

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

Ooma | FY2022 Form 10-Q | 41

Risks Related to Security, IT Systems and Intellectual Property

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Ooma | FY2022 Form 10-Q | 42

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

Some of the providers of broadband internet access and high-speed mobile access, such as AT&T and Verizon, market and sell products and services to our current and potential customers that directly compete with our own offerings, which can potentially give such providers a competitive advantage. Broadband providers also may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for also using our services. In the past, actions like these taken by U.S. providers would violate

Ooma | FY2022 Form 10-Q | 43

the net neutrality rules adopted by the FCC and described below. However, the FCC has largely reversed the net neutrality rules, and most foreign countries have not adopted formal net neutrality or open internet rules, creating an increased risk broadband providers will engage in such anti-competitive measures against us in the United States and elsewhere.

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

Ooma | FY2022 Form 10-Q | 44

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we may be sued for infringement from time to time in the future. In the past, we have settled infringement litigation brought against us; however, we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

Any failure to obtain registration or protection of our intellectual property rights could materially and adversely affect our business.

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

Ooma | FY2022 Form 10-Q | 45

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

Ooma | FY2022 Form 10-Q | 46

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

Ooma | FY2022 Form 10-Q | 47

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, beginning June 30, 2021, the FCC requires voice service providers in the U.S. either to fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Although we have implemented STIR/SHAKEN, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

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

Ooma | FY2022 Form 10-Q | 48

Reform of federal and state Universal Service Fund programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.

The FCC and a number of states are considering reform or other modifications to USF programs, including the manner in which companies, like us, contribute to the federal USF program, and whether certain non-interconnected VoIP providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states adopt new contribution mechanisms or otherwise modify contribution obligations that continue to increase our contribution burden, we will either need to absorb the increased costs or raise the amount we currently collect from some of our customers to cover these obligations, which would either reduce our profit margins or diminish our price advantage. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We currently charge our customers certain fees and other surcharges, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

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

Within the EU, strict laws apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, which became effective in May 2018, comprehensively regulates the processing of personal data of any individual

Ooma | FY2022 Form 10-Q | 49

residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient. While the United Kingdom enacted a Data Protection Act in May 2018 that substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses, or SCCs. Although European regulators have since issued a new set of SCCs for data transfers to the U.S., the new SCCs do not address every concern raised by the CJEU. As a result, the CJEU decision has created uncertainty about data transfer to the U.S.

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

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including, for our Ooma Business customers, information about their own customers and other contacts. In addition, customers may use our services to transmit and store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy such as HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

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

Ooma | FY2022 Form 10-Q | 50

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

We are subject to governmental sanctions and export and import controls, economic embargoes and trade sanctions that could impair our ability to expand our business to, and compete in, international markets and could subject us to liability if we are not in compliance with applicable laws.

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

Ooma | FY2022 Form 10-Q | 51

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

Ooma | FY2022 Form 10-Q | 52

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

Ooma | FY2022 Form 10-Q | 53

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

Ooma | FY2022 Form 10-Q | 54

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

Ooma | FY2022 Form 10-Q | 55

General Risk Factors

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future growth and success depends, in part, on our continued ability to hire and retain highly skilled personnel. We believe there is, and will continue to be, intense competition for highly skilled technical, sales and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other parts of the United States and Canada. We have from time to time experienced, and we expect to continue to experience, challenges in hiring and retaining skilled personnel with appropriate qualifications. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we and/or our partners are unable to hire, retain and motivate the existing workforce or attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations such personnel have been improperly solicited or divulged proprietary or other confidential information.

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

Climate change may have an impact on our business.

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it may be more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2022 Form 10-Q | 56

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	6/9/2021

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2022 Form 10-Q | 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 8, 2021	By:	/s/ Eric B. Stang
Date: September 8, 2021	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Namrata Sabharwal
Namrata Sabharwal Interim Chief Financial Officer (Duly Authorized Officer and Interim Principal Financial and Accounting Officer)

Ooma | FY2022 Form 10-Q | 58