Form 10-Q
period 2021-10-31
OOMA INC
filed 2021-12-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of November 30, 2021, there were 23.8 million shares of the registrant’s common stock outstanding.

Ooma | FY2022 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	October 31, 2021	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,440	$17,298
Short-term investments	11,597	11,013
Accounts receivable, net	6,285	5,228
Inventories	14,196	12,233
Other current assets	13,595	10,222
Total current assets	65,113	55,994
Property and equipment, net	5,863	5,071
Operating lease right-of-use assets	14,371	6,045
Intangible assets, net	4,534	5,513
Goodwill	4,264	4,264
Other assets	13,953	12,210
Total assets	$108,098	$89,097

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,183	$7,499
Accrued expenses and other current liabilities	22,331	22,731
Deferred revenue	16,741	16,426
Total current liabilities	48,255	46,656
Long-term operating lease liabilities	11,163	2,815
Other long-term liabilities	87	75
Total liabilities	59,505	49,546
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 23.7 million and 22.9 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	177,281	166,577
Accumulated other comprehensive (loss) income	(3)	7
Accumulated deficit	(128,689)	(127,037)
Total stockholders’ equity	48,593	39,551
Total liabilities and stockholders’ equity	$108,098	$89,097

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenue:
Subscription and services	$44,659	$39,633	$130,161	$115,749
Product and other	4,513	3,334	11,640	8,936
Total revenue	49,172	42,967	141,801	124,685

Cost of revenue:
Subscription and services	12,274	11,366	36,939	34,322
Product and other	6,652	4,914	17,231	12,999
Total cost of revenue	18,926	16,280	54,170	47,321
Gross profit	30,246	26,687	87,631	77,364

Operating expenses:
Sales and marketing	15,078	13,158	43,425	37,383
Research and development	9,467	8,955	28,190	26,851
General and administrative	6,080	5,096	17,819	15,346
Total operating expenses	30,625	27,209	89,434	79,580
Loss from operations	(379)	(522)	(1,803)	(2,216)
Interest and other income, net	53	109	151	370
Net loss	$(326)	$(413)	$(1,652)	$(1,846)

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.08)
Weighted-average shares of common stock outstanding:
Basic and diluted	23,619,406	22,531,047	23,348,529	22,222,659

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended,
	October 31, 2021	October 31, 2020
Cash flows from operating activities:
Net loss	$(1,652)	$(1,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	9,748	9,219
Depreciation and amortization of capital expenditures	2,328	2,131
Amortization of intangible assets	978	978
Non-cash operating lease expense	2,230	2,391
Other	39	41
Changes in operating assets and liabilities:
Accounts receivable, net	(1,057)	(399)
Inventories and deferred inventory costs	(1,969)	(1,368)
Prepaid expenses and other assets	(4,362)	(4,873)
Accounts payable and other liabilities	(1,738)	(4,541)
Deferred revenue	327	431
Net cash provided by operating activities	4,872	2,164

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	14,230	18,111
Purchases of short-term investments	(14,866)	(15,804)
Capital expenditures	(3,050)	(2,281)
Net cash (used in) provided by investing activities	(3,686)	26

Cash flows from financing activities:
Proceeds from issuance of common stock	2,580	2,820
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,624)	(1,179)
Net cash provided by financing activities	956	1,641
Net increase in cash and cash equivalents	2,142	3,831
Cash and cash equivalents at beginning of period	17,298	11,680
Cash and cash equivalents at end of period	$19,440	$15,511

See notes to condensed consolidated financial statements

Ooma | FY2022 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC (1)	AOCI (2)	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838
Issuance of common stock under equity-based plans	152	—	—	152
Shares repurchased for tax withholdings on RSU vesting	(660)	—	—	(660)
Stock-based compensation	3,321	—	—	3,321
Changes in other comprehensive income	—	(2)	—	(2)
Net loss	—	—	(439)	(439)
BALANCE - July 31, 2021	$173,572	$1	$(128,363)	$45,210
Issuance of common stock under equity-based plans	959	—	—	959
Shares repurchased for tax withholdings on RSU vesting	(479)	—	—	(479)
Stock-based compensation	3,233	—	—	3,233
Changes in other comprehensive (loss) income	—	(4)	—	(4)
Net loss	—	—	(326)	(326)
BALANCE - October 31, 2021	$177,285	$(3)	$(128,689)	$48,593

	Common stock		Accumulated	Stockholders'
Fiscal 2021	and APIC	AOCI	Deficit	Equity
BALANCE - February 1, 2020	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,311	—	—	1,311
Shares repurchased for tax withholdings on RSU vesting	(472)	—	—	(472)
Stock-based compensation	3,008	—	—	3,008
Changes in other comprehensive income	—	12	—	12
Net loss	—	—	(1,066)	(1,066)
BALANCE - April 30, 2020	$156,844	$26	$(125,662)	$31,208
Issuance of common stock under equity-based plans	635	—	—	635
Shares repurchased for tax withholdings on RSU vesting	(350)	—	—	(350)
Stock-based compensation	3,090	—	—	3,090
Changes in other comprehensive income	—	(3)	—	(3)
Net loss	—	—	(367)	(367)
BALANCE - July 31, 2020	$160,219	$23	$(126,029)	$34,213
Issuance of common stock under equity-based plans	919	—	—	919
Shares repurchased for tax withholdings on RSU vesting	(357)	—	—	(357)
Stock-based compensation	3,121	—	—	3,121
Changes in other comprehensive income	—	(9)	—	(9)
Net loss	—	—	(413)	(413)
BALANCE - October 31, 2020	$163,902	$14	$(126,442)	$37,474

(1) Additional paid-in capital
(2) Accumulated other comprehensive (loss) income

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

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

Ooma | FY2022 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2:  Revenue and Deferred Revenue

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company derives its revenue from two sources:

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

Product and Other Revenue is generated primarily from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Subscription and services revenue	$44,659	$39,633	$130,161	$115,749
Product and other revenue	4,513	3,334	11,640	8,936
Total revenue	$49,172	$42,967	$141,801	$124,685

The Company derived approximately 50% and 44% of its total revenue from Ooma Business and approximately 48% and 54% from Ooma Residential for the three months ended October 31, 2021 and 2020, respectively. The Company derived approximately 48% and 43% of its total revenue from Ooma Business and 49% and 54% from Ooma Residential for the nine months ended October 31, 2021 and 2020, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	October 31, 2021	January 31, 2021
Customer A	11%	*
Customer B	10%	*

* As of January 31, 2021, no single customer accounted for 10% or more of net accounts receivable, net.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

Deferred revenue consisted of the following (in thousands):

	As of
	October 31, 2021	January 31, 2021
Subscription and services	$16,768	$16,433
Product and other	60	68
Total deferred revenue	$16,828	16,501
Less: current deferred revenue	16,741	16,426
Non-current deferred revenue included in other long-term liabilities	$87	$75

Ooma | FY2022 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and nine months ended October 31, 2021, the Company recognized revenue of approximately $2.2 million and $15.3 million, respectively, pertaining to amounts deferred as of January 31, 2021. As of October 31, 2021, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during the first nine months of fiscal 2022, as well as amounts recorded during fiscal 2021 for annual contracts.

Remaining Performance Obligations. As of October 31, 2021, contract revenue that had not been recognized for open contracts with an original expected length of greater than one year was approximately $10.0 million. The Company expects to recognize revenue on approximately 51% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2022 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3:  Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The Company estimates and categorizes fair value by applying the following hierarchy:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of October 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,314	$—	$2,314
Total cash equivalents	$2,314	$—	$2,314
Cash			17,126
Total cash and cash equivalents			$19,440

Short-term investments:
U.S. treasury securities	$6,798	$—	$6,798
Commercial paper	—	4,799	4,799
Total short-term investments	$6,798	$4,799	$11,597

	Balance as of January 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,657	$—	$1,657
U.S. agency securities	—	1,000	1,000
U.S. treasury securities	250	—	250
Total cash equivalents	$1,907	$1,000	$2,907
Cash			14,391
Total cash and cash equivalents			$17,298

Short-term investments:
U.S. treasury securities	$9,782	$—	$9,782
Corporate debt securities	—	929	929
Asset-backed securities	—	302	302
Total short-term investments	$9,782	$1,231	$11,013

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	October 31, 2021	January 31, 2021
Due in one year or less	$9,604	$11,013
Due after one year to two years	1,993	—
Total	$11,597	$11,013

Ooma | FY2022 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2021	January 31, 2021
Finished goods	$11,169	$11,057
Raw materials	3,027	1,176
Total inventory	$14,196	$12,233

Acquired intangible assets, net

	As of
	October 31, 2021	January 31, 2021
Customer relationships	$4,067	$4,827
Developed technology	274	424
Trade names	193	262
Total intangible assets	$4,534	$5,513

Amortization expense for acquired intangible assets was $0.3 million for each of the three months ended October 31, 2021 and 2020 and $1.0 million for each of the nine months ended October 31, 2021 and 2020.

Other current and non-current assets

	As of
	October 31, 2021	January 31, 2021
Deferred sales commissions, current	$5,998	$4,689
Prepaid expenses	4,456	3,152
Convertible note receivable (see "GTC" below)	1,729	1,605
Deferred inventory costs	387	381
Other current assets	1,025	395
Total other current assets	$13,595	$10,222

Deferred sales commissions, non-current	$13,176	$11,474
Other non-current assets	777	736
Total other non-current assets	$13,953	$12,210

Customer Acquisition Costs.   Amortization expense for deferred sales commissions was $1.5 million and $1.0 million for the three months ended October 31, 2021 and 2020, respectively, and $4.3 million and $2.7 million for the nine months ended October 31, 2021 and 2020, respectively. To date, there have been no material impairment losses related to the costs capitalized.

Global Telecom Corporation (“GTC”).   In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. The promissory note and accrued interest is due and payable upon the Company’s demand at any time after December 31, 2021. The Company has also partnered with GTC on certain research and development and inventory procurement activities. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable, including accrued interest.

Ooma | FY2022 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, as of October 31, 2021 and January 31, 2021, the Company recorded prepaid inventory deposits to GTC of $0.7 million and $0.1 million, respectively. As of October 31, 2021 and January 31, 2021, the Company’s non-cancelable inventory purchase commitments to GTC were $0.6 million and zero, respectively.

Accrued expenses and other current liabilities

	As of
	October 31, 2021	January 31, 2021
Payroll and related expenses	$9,597	$11,062
Regulatory fees and taxes	4,053	4,141
Short-term operating lease liabilities	3,415	3,831
Customer-related liabilities	2,053	1,262
Other	3,213	2,435
Total accrued expenses and other current liabilities	$22,331	$22,731

Ooma | FY2022 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2021	January 31, 2021
Assets
Operating lease right-of-use assets	$14,371	$6,045
Total leased assets	$14,371	$6,045
Liabilities
Short-term operating lease liabilities	$3,415	$3,831
Long-term operating lease liabilities	11,163	2,815
Total lease liabilities	$14,578	$6,646

Weighted-average remaining lease term	6.0 years	2.2 years
Weighted-average discount rate	3.8%	4.6%

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million for each of the three months ended October 31, 2021 and 2020, and incurred $3.6 million and $3.7 million for the nine months ended October 31, 2021 and 2020, respectively.

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

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Cash payments for operating leases	$986	$964	$2,950	$2,370
Right-of-use assets recognized in exchange for new operating lease obligations	$728	250	$10,555	$553

As of October 31, 2021, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2021
2022 remaining three months	$994
2023	3,188
2024	3,175
2025	2,052
2026	1,662
Thereafter	5,239
Total future minimum lease payments	16,310
Less: imputed interest	(1,732)
Present value of lease liabilities	$14,578

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

Stock Options. Stock option activity for the nine months ended October 31, 2021 was as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2021	1,366	$7.95	$7,803
Granted	120	$16.28
Exercised	(82)	$4.31
Canceled	(11)	$13.31
Balance as of October 31, 2021	1,393	$8.84	$19,864
Vested and exercisable as of October 31, 2021	1,173	$7.88	$17,850

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2021 and 2020 was $1.2 million and $1.1 million, respectively. The weighted average grant date fair value of options granted during the nine months ended October 31, 2021 and 2020 was $7.89 and $4.72 per share, respectively.

Restricted Stock Units.  RSU activity for the nine months ended October 31, 2021 was as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Balance as of January 31, 2021	1,441	$12.54
Granted	898	$16.99
Vested	(650)	$13.07
Canceled	(106)	$13.44
Balance as of October 31, 2021	1,583	$14.78

Employee Stock Purchase Plan.  During each of the nine months ended October 31, 2021 and 2020, employees purchased 0.2 million shares at a weighted-average purchase price of $10.22 and $9.98 per share, respectively.

Note 7: Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Cost of revenue	$202	$252	$754	$765
Sales and marketing	448	478	1,433	1,444
Research and development	1,047	1,095	3,184	3,220
General and administrative	1,536	1,296	4,377	3,790
Total stock-based compensation expense	$3,233	$3,121	$9,748	$9,219

As of October 31, 2021, there was $23.4 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2022 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded no income tax expense during the three and nine months ended October 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of October 31, 2021, the Company had unrecognized tax benefits of $7.4 million, none of which would currently affect its effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2021 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2021.

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

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Numerator
Net loss	$(326)	$(413)	$(1,652)	$(1,846)
Denominator
Weighted-average common shares	23,619,406	22,531,047	23,348,529	22,222,659
Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.07)	$(0.08)

Potentially dilutive securities of approximately 3.2 million shares and 3.4 million shares were excluded from the computation of diluted net loss per share for each of the three and nine months ended October 31, 2021 and 2020, respectively. These shares included the Company’s outstanding RSUs and outstanding stock options, as well as stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2022 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10:  Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a three year credit and security agreement (“Credit Agreement”) with KeyBank National Association as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $25.0 million, which includes a $10.0 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $45 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for working capital and other general corporate purposes.

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

As of October 31, 2021, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Note 11:  Commitments and Contingencies

Purchase Commitments.  As of October 31, 2021 and January 31, 2021, the Company’s non-cancelable purchase commitments to contract manufacturers and other suppliers, including GTC as described in Note 4 above, were $12.8 million and $5.4 million, respectively.

Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $0.6 million between August 2021 and July 2022, $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

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

As of October 31, 2021 and January 31, 2021, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Ooma | FY2022 Form 10-Q | 16

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

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments. On April 1, 2020, the Company filed a Notice of Appeal with the Supreme Court of the State of Oregon. On May 6, 2021, the Supreme Court of the State of Oregon heard oral argument with respect to Ooma’s appeal.  It is not certain when a decision will be forthcoming.  Litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome or that it will be able to avoid further unfavorable interim rulings in the course of litigation that may significantly add to the expense of its defense and could result in substantial costs and diversion of resources. In prior fiscal years, the Company recorded and has paid cumulative charges of $0.6 million to the DOR as its best estimate of probable loss related to the Assessments.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company to cease describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. The Company intends to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Canadian Litigation is not estimable.

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

Ooma | FY2022 Form 10-Q | 17

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

Third Quarter Fiscal 2022 Financial Performance

•	Total revenue was $49.2 million, up 14% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 24% year-over-year.
•	Total gross margin was 62%, comparable to the prior year quarter.
•	Net loss was $0.3 million, compared to a loss of $0.4 million in the prior year quarter.
•	Adjusted EBITDA was $4.0 million, up from $3.6 million in the prior year quarter, largely driven by our revenue growth.
•	As of October 31, 2021, we had total cash, cash equivalents and short-term investments of $31.0 million, up $2.7 million from $28.3 million as of January 31, 2021.

Ooma | FY2022 Form 10-Q | 18

COVID-19 Update

The COVID-19 pandemic has impacted nearly all regions around the world and resulted in authorities implementing numerous measures to contain the virus, including travel restrictions, quarantines, shelter-in-place orders, social distancing orders, and business limitations and shutdowns.

During the reporting period, we have remained focused on executing our growth strategy while adapting to the evolving changes in our market environment and business activities driven by COVID-19. As we monitor the progress of vaccination efforts and the continued periodic spikes in infection rates of new variants of COVID-19 we continue to evaluate and refine our return to work strategy, as well as our investments in our go-to-market, channel development and product efforts. We and our third-party reseller partners have experienced, and expect to continue to experience, challenges in attracting and retaining sales employees and contractors, which we believe is largely attributable to the ongoing effects of the pandemic.

The severity and duration of the pandemic (including any resurgences) and the extent to which it may impact our operations remains uncertain. In recent periods, we have increased our inventory levels to mitigate global supply chain disruptions caused by component shortages, longer lead times and increased transportation uncertainty. These increased levels may result in some excess and/or obsolete inventory. In addition, although we have seen improvement in our customer churn rate from the increased levels that we experienced earlier in the pandemic, our churn could again increase in future periods which may result in a decline to our user growth rate. The overall effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the COVID-19 pandemic has subsided. A prolonged pandemic could adversely impact the effectiveness of our organization, further disrupt our global supply chain network, reduce demand for our products and services, increase churn, and inhibit our sales efforts, any of which could materially impact our revenues, results of operations, cash flows and liquidity. For more information on risks associated with the COVID-19 pandemic, please see “Risk Factors” in Part II, Item 1A below.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Key business metrics include combined data for our core offerings.

The following table sets forth our key customer metrics for each of the periods indicated (in thousands, except percentages):

	As of
	October 31, 2021	October 31, 2020
Core users	1,098	1,063
Annualized exit recurring revenue (AERR)	$174,309	$154,340
Net dollar subscription retention rate	98%	95%

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

Ooma | FY2022 Form 10-Q | 19

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest, Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, depreciation and amortization of capital expenditures, amortization of acquired intangible assets, and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•	Adjusted EBITDA does not consider the impact of stock-based compensation and related taxes and amortization of acquired intangible assets;
•	Adjusted EBITDA does not reflect other non-operating expenses, net of other non-operating income (loss), including net interest and other income/expense; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
GAAP net loss	$(326)	$(413)	$(1,652)	$(1,846)
Reconciling items:
Interest and other income, net	(53)	(109)	(151)	(370)
Depreciation and amortization of capital expenditures	780	662	2,328	2,131
Amortization of acquired intangible assets	326	326	978	978
Stock-based compensation and related taxes	3,306	3,183	10,073	9,492
Adjusted EBITDA	$4,033	$3,649	$11,576	$10,385

Ooma | FY2022 Form 10-Q | 20

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

Ooma | FY2022 Form 10-Q | 21

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenue:
Subscription and services	$44,659	$39,633	$130,161	$115,749
Product and other	4,513	3,334	11,640	8,936
Total revenue	49,172	42,967	141,801	124,685

Cost of revenue:
Subscription and services	12,274	11,366	36,939	34,322
Product and other	6,652	4,914	17,231	12,999
Total cost of revenue	18,926	16,280	54,170	47,321
Gross profit	30,246	26,687	87,631	77,364

Operating expenses:
Sales and marketing	15,078	13,158	43,425	37,383
Research and development	9,467	8,955	28,190	26,851
General and administrative	6,080	5,096	17,819	15,346
Total operating expenses	30,625	27,209	89,434	79,580
Loss from operations	(379)	(522)	(1,803)	(2,216)
Interest and other income, net	53	109	151	370
Net loss	$(326)	$(413)	$(1,652)	$(1,846)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Cost of revenue	$210	$258	$795	$797
Sales and marketing	463	492	1,498	1,502
Research and development	1,074	1,118	3,309	3,319
General and administrative	1,559	1,315	4,471	3,874
Total stock-based compensation and related taxes	$3,306	$3,183	$10,073	$9,492

Ooma | FY2022 Form 10-Q | 22

Comparison of the three and nine months ended October 31, 2021 and 2020 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2021	October 31, 2020	Change		October 31, 2021	October 31, 2020	Change
Revenue:
Subscription and services	$44,659	$39,633	$5,026	13%	$130,161	$115,749	$14,412	12%
Product and other	4,513	3,334	1,179	35%	11,640	8,936	2,704	30%
Total revenue	$49,172	$42,967	$6,205	14%	$141,801	$124,685	$17,116	14%
Percentage of revenue:
Subscription and services	91%	92%			92%	93%
Product and other	9%	8%			8%	7%
Total	100%	100%			100%	100%

Three months ended October 31, 2021 Compared to Three months ended October 31, 2020

We derived approximately 50% and 44% of our total revenue from Ooma Business and approximately 48% and 54% from Ooma Residential for the three months ended October 31, 2021 and 2020, respectively.

Subscription and services revenue increased $5.0 million or 13% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business.

Product and other revenue increased $1.2 million or 35% year-over-year due to an increase in shipments of Ooma Business products, primarily driven by sales to a new strategic customer.

Nine months ended October 31, 2021 Compared to Nine months ended October 31, 2020

We derived approximately 48% and 43% of our total revenue from Ooma Business and approximately 49% and 54% from Ooma Residential for the nine months ended October 31, 2021 and 2020, respectively.

Subscription and services revenue increased $14.4 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business.

Product and other revenue increased $2.7 million or 30% year-over-year, primarily due to an increase in shipments of both Ooma Business and Ooma Residential products, including sales to a new strategic customer.

Ooma | FY2022 Form 10-Q | 23

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2021	October 31, 2020	Change		October 31, 2021	October 31, 2020	Change
Cost of revenue:
Subscription and services	$12,274	$11,366	$908	8%	$36,939	$34,322	$2,617	8%
Product and other	6,652	4,914	1,738	35%	17,231	12,999	4,232	33%
Total cost of revenue	$18,926	$16,280	$2,646	16%	$54,170	$47,321	$6,849	14%
Gross margin:
Subscription and services	73%	71%			72%	70%
Product and other	(47)%	(47)%			(48)%	(45)%
Total	62%	62%			62%	62%

Three months ended October 31, 2021 Compared to Three months ended October 31, 2020

Subscription and services gross margin of 73% increased year-over-year from 71%, reflecting the continued growth of Ooma Business revenues with higher average revenue per user and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.9 million year-over-year, primarily due to increases in regulatory costs and infrastructure costs that support the growth of Ooma Business.

Product and other revenue gross margin of negative 47% was comparable to the prior year quarter. Cost of product and other revenue increased $1.7 million or 35% year-over-year, primarily due to a significant increase in product sales volume.

Nine months ended October 31, 2021 Compared to Nine months ended October 31, 2020

Subscription and services gross margin of 72% increased year-over-year from 70%, reflecting the continued growth of Ooma Business revenues and associated benefits of economies of scale. Cost of subscription and services revenue increased $2.6 million year-over-year, primarily due to increases in regulatory costs, personnel-related costs and infrastructure costs that support the growth of Ooma Business.

Product and other revenue gross margin of negative 48% declined from negative 45% in the prior year period, primarily due to inventory write-downs of $0.4 million that were recorded in the second quarter of fiscal 2022, as a result of changes to a partner’s legacy network. Cost of product and other revenue increased $4.2 million or 33% year-over-year, primarily due to a significant increase in product sales volume.

Ooma | FY2022 Form 10-Q | 24

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2021	October 31, 2020	Change		October 31, 2021	October 31, 2020	Change
Sales and marketing	$15,078	$13,158	$1,920	15%	$43,425	$37,383	$6,042	16%
Research and development	9,467	8,955	512	6%	28,190	26,851	1,339	5%
General and administrative	6,080	5,096	984	19%	17,819	15,346	2,473	16%
Total operating expenses	$30,625	$27,209	$3,416	13%	$89,434	$79,580	$9,854	12%

Three months ended October 31, 2021 Compared to Three months ended October 31, 2020

Sales and marketing expenses increased $1.9 million or 15% year-over-year, primarily due to a $1.2 million increase in advertising and marketing costs, a $0.5 million increase in amortization of capitalized sales commissions and a $0.2 million increase in personnel-related costs. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $0.5 million or 6% year-over-year, driven by our continued investment in the development of new products and features.

General and administrative expenses increased $1.0 million or 19% year-over-year, primarily due to a $0.5 million increase in personnel-related costs, including stock-based compensation, a $0.2 million increase in professional services related to our international expansion efforts and a $0.3 million increase in other administrative expenses.

Nine months ended October 31, 2021 Compared to Nine months ended October 31, 2020

Sales and marketing expenses increased $6.0 million or 16% year-over-year, primarily due to a $4.9 million increase in advertising and marketing costs and a $1.6 million increase in amortization of capitalized sales commissions, that were offset in part by a $0.3 million decrease in personnel-related costs. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $1.3 million or 5% year-over-year, primarily due to a $0.6 million increase in personnel-related costs and a $0.3 million increase in facilities-related costs, driven by higher headcount, as well as a $0.3 million increase in other engineering costs. Overall, the year-over-year increase in research and development supports our efforts in the development of new products and features, including launching our Ooma Business services in a number of international countries.

General and administrative expenses increased $2.5 million or 16% year-over-year, primarily due to a $1.6 million increase in personnel-related costs, including stock-based compensation, a $0.5 million increase in professional services related to our international expansion efforts, and a $0.4 million increase in other administrative expenses.

Ooma | FY2022 Form 10-Q | 25

Liquidity and Capital Resources

As of October 31, 2021, we had $31.0 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

In January 2021, we entered into a credit and security agreement that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. We currently have no outstanding borrowings. See Note 10: Financing Arrangements of the accompanying notes of our consolidated financial statements for more information.

Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally, and the ongoing impact of COVID-19 pandemic on these or other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Nine Months Ended,
	October 31, 2021	October 31, 2020
Net cash provided by operating activities	$4,872	$2,164
Net cash (used in) provided by investing activities	(3,686)	26
Net cash provided by financing activities	956	1,641
Net increase in cash and cash equivalents	$2,142	$3,831

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended,
	October 31, 2021	October 31, 2020
Net loss	$(1,652)	$(1,846)
Non-cash charges	15,323	14,760
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,057)	(399)
Increase in inventories	(1,969)	(1,368)
Increase in other assets	(4,362)	(4,873)
Decrease in accounts payable and other liabilities	(1,738)	(4,541)
Increase in deferred revenue	327	431
Net cash provided by operating activities	$4,872	$2,164

For the nine months ended October 31, 2021, our net loss of $1.7 million included non-cash charges of $15.3 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2021 included:

•	an increase of $1.1 million in accounts receivable due to a higher volume of product shipments in October 2021 and the timing of cash collections
•	an increase of $2.0 million in inventories to mitigate the risk of global supply chain disruptions caused by component shortages, longer lead times and increased transportation uncertainty.
•

an increase of $4.4 million in other assets due to the capitalization and related amortization of sales commissions under Topic 606 and the timing of payments and related amortization of prepaid expenses

•	a net decrease of $1.7 million in accounts payable and other liabilities due to the timing of payments

Cash provided by operating activities for the nine months ended October 31, 2021 increased $2.7 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments as well as a decrease in net loss. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2022 Form 10-Q | 26

Investing Activities

For the nine months ended October 31, 2021, cash used in investing activities consisted of short-term investment purchases of $14.9 million and capital expenditures of $3.1 million, that were largely offset by proceeds of $14.2 million from maturities and sales of short-term investments. Cash used by investing activities increased $3.7 million year-over-year, which reflected higher capital expenditures and lower net proceeds from short-term investments.

Financing Activities

For the nine months ended October 31, 2021, cash provided by financing activities was $1.0 million, which consisted of proceeds of $2.6 million from the issuance of common stock from our ESPP and stock option exercises, largely offset by payments of $1.6 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities decreased by $0.7 million year-over-year, which reflected lower proceeds from stock option exercises and higher share repurchases.

Contractual Obligations and Commitments

As of October 31, 2021, non-cancelable purchase commitments to our contract manufacturers and other suppliers totaled approximately $12.8 million. Additionally, we have a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $0.6 million between August 2021 and July 2022, $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

As of October 31, 2021, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $16.3 million. See Note 5: Operating Leases in the notes to our condensed consolidated financial statements.

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

Ooma | FY2022 Form 10-Q | 27

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of fiscal 2022. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely. We are continually monitoring and assessing the COVID-19 related considerations on our internal controls and any impact on their design and operating effectiveness.

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

Ooma | FY2022 Form 10-Q | 28

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

•	The ongoing impact of the COVID-19 pandemic could disrupt and cause harm to our business, operating results or financial condition.
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

Ooma | FY2022 Form 10-Q | 29

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

Ooma | FY2022 Form 10-Q | 30

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

Ooma | FY2022 Form 10-Q | 31

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control. The ongoing effects of the COVID-19 pandemic could continue to cause financial hardship for some of our customers, decrease technology spending and negatively impact our customers’ willingness to enter into or renew subscriptions with us, and/or cause our customers to seek a decrease in the number of users or solutions for which they subscribe.  As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations.

Our efforts to mitigate risk of customer churn due to any factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

Ooma | FY2022 Form 10-Q | 32

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

The ongoing impact of the COVID-19 pandemic could disrupt and cause harm to our business, operating results, or financial condition.

The COVID-19 pandemic has had a material impact on the United States, Canada, and global economies and could materially impact our business in a number of ways. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. In Northern California, where our corporate headquarters is located, the process of gradually returning our employees to work onsite may be delayed by the occurrence of new and unforeseen developments in the pandemic, which could adversely impact the effectiveness of our organization.

During the early periods of the pandemic, we experienced an increase in the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn. Although we have seen improvement in our customer churn rate from these increased levels, our churn could again increase in future periods, which may result in a decline to our user growth rate. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, given the impact that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, and reduced foot traffic in their stores may negatively affect sales.

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, the widespread acceptance of effective vaccines and the speed at which they are administered to the public, the severity of breakthrough cases and COVID-19

Ooma | FY2022 Form 10-Q | 33

variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected. Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

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

Additionally, several components used in our on-premise appliances and end-point devices are “single sourced” and any interruption in the suppliers of such components could cause our business to suffer as we identify alternative sources of components. For example, we have experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the ongoing COVID-19 pandemic. We are also subject to the risk of shortages, price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia.  Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain is disrupted, this could also materially and adversely impact the availability or cost of components used in our on-premise appliances and end-point devices, and to the extent these challenges continue for a

Ooma | FY2022 Form 10-Q | 34

prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business and hinder our growth.

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

Ooma | FY2022 Form 10-Q | 35

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

Ooma | FY2022 Form 10-Q | 37

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

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions;
•	how well we execute on our strategy and operating plans and the impact of changes in our business model that could adversely impact our results of operations and financial condition; and

Ooma | FY2022 Form 10-Q | 38

•	the impact of worldwide economic, industry, and market conditions, such as higher levels of inflation.

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

Ooma | FY2022 Form 10-Q | 39

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

It is likely that from time to time we will have either an excess or shortage of product inventory. For example, we have increased our inventory levels in recent periods to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. These increased levels may result in write-down charges from excess or obsolete inventory, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Ooma | FY2022 Form 10-Q | 40

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

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2021, we derived approximately 54% and 44% of our revenue from Ooma Residential and Ooma Business, respectively, and expect they will continue to account for a majority of our revenue for the foreseeable future. However, our future success will also depend on our ability to introduce and sell new services, products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2022 Form 10-Q | 41

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

Ooma | FY2022 Form 10-Q | 42

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

Ooma | FY2022 Form 10-Q | 43

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

Despite our ongoing efforts to enhance the implementation of security measures, our infrastructure and those of third parties we rely upon may be vulnerable to hackers, phishing, computer viruses, worms, ransomware other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, a majority of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data. In addition, because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Ooma | FY2022 Form 10-Q | 44

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

Ooma | FY2022 Form 10-Q | 45

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

A majority of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time.

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

Ooma | FY2022 Form 10-Q | 46

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

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation.  However, we may be sued for infringement from time to time in the future, and we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

Ooma | FY2022 Form 10-Q | 47

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

Ooma | FY2022 Form 10-Q | 48

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

Ooma | FY2022 Form 10-Q | 49

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

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, beginning June 30, 2021, the FCC began requiring voice service providers in the U.S. either to fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Canada is also currently in the process of implementing STIR/SHAKEN requirements. Although we have implemented STIR/SHAKEN in the U.S. and are in the process of implementing STIR/SHAKEN in Canada, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange

Ooma | FY2022 Form 10-Q | 50

carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

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

Ooma | FY2022 Form 10-Q | 51

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

Ooma | FY2022 Form 10-Q | 52

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

Ooma | FY2022 Form 10-Q | 53

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

Ooma | FY2022 Form 10-Q | 54

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

Ooma | FY2022 Form 10-Q | 55

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

Ooma | FY2022 Form 10-Q | 56

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

Ooma | FY2022 Form 10-Q | 57

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

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action in connection with its initial public offering. On October 18, 2019, the Court dismissed the class action lawsuit with prejudice and the plaintiff released all claims against the Company and all other defendants relating to the allegations in the class action. In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Ooma | FY2022 Form 10-Q | 58

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political or civil unrest and terrorist attacks and similar events that are beyond our control. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

Climate change may have an impact on our business.

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and power shutoffs associated with wildfire prevention. Furthermore, it may be more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Ooma | FY2022 Form 10-Q | 59

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14†#	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	Filed herewith

10.15#	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	Filed herewith

10.16#	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	Filed herewith

10.17#	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	Filed herewith

10.18#	Amended Form of Executive Change in Control and Severance Agreement	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

†        The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(5). Ooma, Inc. agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

#       Indicates a management contract or compensatory plan, contract or arrangement.

Ooma | FY2022 Form 10-Q | 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 8, 2021	By:	/s/ Eric B. Stang
Date: December 8, 2021	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial and Accounting Officer)

Ooma | FY2022 Form 10-Q | 61