Form 10-K
period 2022-01-31
OOMA INC
filed 2022-04-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $408 million, based upon the closing price reported for such date on the New York Stock Exchange.

24.3 million shares of common stock were issued and outstanding as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•	our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•	our estimates of the size of our market opportunity and forecasts of market growth;
•	our ability to develop, launch or acquire new products and services, improve our existing products and services, manage our supply chain, and increase the value of our products and services;
•	changes to our business resulting from increased competition or changes in market trends;
•	our ability to increase our revenue and our revenue growth rate, anticipate demand for our products, and effectively manage our future growth;
•	our ability to successfully maintain our relationships with our key retailers and resellers;
•	our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•	our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	government regulation, including compliance with regulatory requirements and changes in market rules, rates and tariffs;
•	our ability to comply with applicable FCC regulations, including those regarding E-911 services;
•	increasing regulation of our services and the imposition of federal, state and municipal sales and use taxes, fees or surcharges on our services;
•	the effects of industry trends on our results of operations;
•	server or system failures that could affect the quality or disrupt the services we provide and our ability to maintain data security;
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

Ooma | FY2022 Form 10-K | 3

PART I

Item 1. Business

Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to businesses of all sizes and residential customers through our smart software-as-a-service (“SaaS”) and unified communications platforms. For businesses, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants, and video conferencing to help them run more efficiently. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then facilitate growth by offering new and innovative connected services to our user base. Our customers typically adopt our platforms by making a purchase or rental of our on-premise devices, connecting to the internet and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer satisfaction, retention and loyalty. Our business and residential phone service solutions are each top-ranked by our customers according to surveys by PC Mag and Consumer Reports, respectively.

Our services rely upon the following main elements: our multi-tenant cloud service, on-premise devices, desktop and mobile applications, end-point devices and calling platform. Ooma’s cloud provides a high-quality, secure, managed and reliable connection integrating every element of our platforms. Our platforms power all aspects of our business, providing a high-volume, low-cost infrastructure for our communications solutions, and enabling a number of other current and future productivity, automation, monitoring, safety, security and networking infrastructure applications and services.

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We primarily offer our solutions in the U.S. and Canada. We believe that our differentiated solutions and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets. We believe that our platforms are particularly well-suited to enable the delivery of connected services because they are always on, monitored and interactive.

We have experienced strong revenue growth in recent periods. Our total revenue was $192.3 million, $168.9 million and $151.6 million in fiscal 2022, 2021 and 2020, respectively. We have grown our combined Ooma Business and Ooma Residential core users to approximately 1,100,000 as of January 31, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters are located in Sunnyvale, California. Our primary website address is www.ooma.com.

Ooma | FY2022 Form 10-K | 4

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

Ooma Office

Ooma Office is a cloud-based multi-user communications system for small and medium-sized businesses designed to manage communications in and out of the office with a suite of powerful features at an affordable price. Ooma Office is simple and intuitive to setup and use, mobile-friendly, scalable, and provides a variety of configurations to meet our customers’ specific needs. Customers have their choice of equipment for voice service, including IP phones, smartphones, PCs and traditional analog phones. Ooma Office provides a curated set of advanced features, managed through an online portal, including a virtual receptionist, SMS and MMS messaging, extension dialing, ring groups, call park, audio conferencing, music-on-hold, intercom/paging, and voicemail forwarding to e-mail. The Ooma Office mobile app allows virtual deployment without hardware, so users can make, receive and transfer phone calls, listen to voicemails, text, and manage their Ooma account on the go from any iOS or Android device.

Ooma Office Pro provides a set of additional features that are designed for businesses whose needs are above and beyond our standard Ooma Office service, including: HD video conferencing (Ooma Meetings), call recording, call analytics, caller info match, enhanced robocall blocking, voicemail transcription, and integrations with Google Workspace and Microsoft 365 applications. The Office desktop app for Pro users conveniently enables users to have their complete business communications system on their PCs and Macs to make and receive calls, host and join video meetings, use SMS and MMS messaging, access company directories, access in-depth caller profiles for both inbound and outbound calls, and other capabilities. The app works anywhere the computer has an internet connection, keeping employees and teams connected while working from home, on the road, or in the office.

We also offer the following additional services to our Ooma Office customers:

Ooma Connect delivers fixed wireless internet connectivity to replace or back-up slow and costly DSL, satellite, and cable services. This solution consists of the Ooma Connect Base Station and the cellular antenna, which provides wireless internet through a nationwide advanced cellular network. Our Continuous Voice technology for internet back-up improves call quality by sending redundant voice streams across both the primary and wireless Internet link.

Ooma Managed Wi-Fi is a plug-and-play enterprise-grade Wi-Fi solution that is designed to take the complexity and high cost out of wireless networking for small and medium-sized businesses. Ooma Wi-Fi enables businesses in industries such as retail, restaurant, and hospitality to support Wi-Fi IP phones on Ooma Office, Wi-Fi access for guests, and securely connect online payment systems and cloud-based applications, such as Microsoft Office, Google Workspace or CRM systems.

Ooma Enterprise

Ooma Enterprise is a highly customizable, flexible, and scalable unified-communications-as-a-service (“UCaaS”) solution that complements Ooma Office and allows us to meet the needs of organizations of all sizes. Telecommunications and networking services available through Ooma Enterprise include mobile and softphone telephony, presence and instant messaging, multiparty audio, video and web conferencing, and call center capabilities with full Application Programming Interface (“API”) support.

Our enterprise UCaaS platform enables easy drag-and-drop call flow management, using modular applications that can be selectively enabled to suit customer needs. Some of these applications include WebRTC, Call Center, Mobile and Desktop applications, Team Chat, and a distinctive reporting portal for end users and administrators. Additionally, for our call center customers, we offer agents and call center managers the ability to visualize their performance through their day or over time with custom reporting solutions. Our global cloud-based network provides business-class security, redundancy, and failover, as well as uniquely routes calls through the shortest path to provide the highest voice quality.

Ooma | FY2022 Form 10-K | 5

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

In addition, we offer Ooma Direct Routing for Microsoft Teams. Through our global network, every device enabled with the Teams app – desktops, laptops, smart phones and tablets – becomes a fully functional business phone that connects Teams users to external phone lines.

Ooma AirDial

In November 2021, we announced Ooma AirDial, a complete integrated solution for business intended to address the expected decommissioning of legacy copper-wire analog phone service, also known as plain old telephone service (“POTS”). Ooma AirDial will combine phone service, a data connection and hardware in a single package that is designed to be easy to install and manage. Safety and business-critical systems that today require a POTS line – including elevator phones, fax machines, public safety phones, building access systems and more – can be quickly and easily migrated to a digital connection.  We commenced selling AirDial during the first quarter of fiscal 2023.

Ooma | FY2022 Form 10-K | 6

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

Home Phone Services

Ooma Basic provides unlimited personal calling within the U.S. and features such as: voicemail access, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home. Our Ooma Mobile HD app allows users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The app includes unlimited mobile domestic calls, subject to normal residential usage limitations, and enables users to make international calls on their mobile devices using Ooma’s low-cost international calling plan.

Ooma Premier offers a suite of advanced calling features on a monthly or annual subscription basis, including: custom and anonymous call blocking, receiving incoming calls on the Ooma Mobile App, call forwarding, three-way conference calling, backup number, and integration with a variety of devices and services to enable new functionality and automation, such as Google Voice, Dropbox and Amazon Alexa. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan and voicemail transcription service.

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

Ooma Telo Air is a wireless Ooma Telo with built-in Wi-Fi and Bluetooth capabilities that connects to the internet using the home’s Wi-Fi network and can be paired with mobile phones to answer incoming calls from any phone in the home.

Ooma Telo 4G combines the Ooma Telo base station with the Ooma 4G Cellular Adapter and battery back-up to deliver an always-on home phone solution with all of the advanced features provided by our unique cloud-based residential platform.

Home Security

Ooma Smart Security is an innovative security and monitoring platform that utilizes our Ooma Telo products to provide do-it-yourself home security and awareness through a range of sensors including: door and window, motion, garage door, water, alarm siren, and a keypad that acts as a physical control panel for the security system. Ooma Smart Security also offers professional monitoring services, remote 911 features and multi-user geofencing capabilities to automatically arm and disarm the security system. The Ooma Smart Security mobile app for iOS and Android is the interface through which users interact with the system to pair sensors, toggle between home and away modes, check activity logs and manage and receive notifications.

Talkatone

Our Talkatone mobile app is available to anyone with an iOS or Android mobile device and can be downloaded from the Apple App Store or Google Play for free. Registered users choose their own phone number to make and receive free texts and calls to most U.S. and Canadian numbers using a Wi-Fi or cellular data connection within and out-of-network. Talkatone also enables users to call, text, chat and share with friends and family that do not have the app installed. Advertising is displayed within the mobile app and users can choose to purchase premium services such as ad-free usage and international calling plans.

Ooma | FY2022 Form 10-K | 7

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

Sales, Customers and Backlog

Our business and residential products are sold through direct channels, retailers, value-added resellers, master agents and other resellers. The direct channel, value-added resellers and master agents are our primary distribution channels for business solutions and direct and retail are our primary distribution channels for residential customers. Our direct sales force is focused on business sales and includes trained sales representatives located in the U.S. and Canada responding to inbound telephone calls and sales leads generated through marketing activity and our website and third-party web sites.

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. We also have strategic partnerships with third parties, such as T-Mobile, which enables us to sell our services and products to certain of their customers. No single customer accounted for 10% or more of our total revenue for fiscal 2022, 2021 and 2020.

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

Ooma | FY2022 Form 10-K | 8

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

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and integrates our solutions, we are able to offer a solution that works seamlessly between software and hardware and respond to customer feedback to add in additional features and services that work across our platforms. Our team consists of a core set of engineers located primarily in the San Francisco Bay Area, augmented by development teams in several international locations.

Operations and Manufacturing

We currently serve most of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in Europe. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility for most of our customers. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise devices and end-point devices. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma | FY2022 Form 10-K | 9

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
•

Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp, 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., and Alphabet Inc. (Google Voice); and

•	Traditional on-premise hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc.

All of these companies currently or may in the future host their solutions through the cloud. Additionally, we recently entered the POTS replacement market and our new AirDial product will face competition from other companies, such as Granite Telecommunications LLC and DataRemote Inc., promoting their own POTS-related products and solutions.

See the section entitled “Risks Related to Our Business and Industry” in Item 1A. "Risk Factors" below for more information related to competition.

Ooma | FY2022 Form 10-K | 10

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

Diversity, Equity, Inclusion (“DEI”) and Racial Justice.  Our commitment to DEI and racial justice is more than the policies and practices we develop and adhere to – it is an integral part of who we are and how we operate. We believe it is our responsibility to embrace a diverse employee workforce, build a strong and caring culture of inclusion and lead with both passion and compassion. We believe our diversity makes us strong and have pledged along with the Silicon Valley Leadership Group to be an agent of sustainable change. Our internal DEI and Racial Justice committee leads our commitment to put this pledge into action and provides an open door to all of our personnel who would like to actively contribute to the effort.  We believe a diverse and inclusive workforce serves to enrich our employee experience.

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

Employees and Contractors

As of January 31, 2022, we had a total of 383 full-time employees, all of whom are located in the U.S. and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement. Additionally, we utilize third party contractors and temporary personnel to supplement our workforce.

Ooma | FY2022 Form 10-K | 11

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by U.S. and international copyright laws. As of January 31, 2022, we had 47 issued patents and 8 patent applications pending in the U.S. and 4 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2031 and 2040.  We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

See the section entitled “Risks Related to Security, IT Systems and Intellectual Property” in Item 1A. "Risk Factors” below for more information on our intellectual property risks.

Regulatory Matters

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies and others resemble the services provided by internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law. The Federal Communications Commission (“FCC”), the U.S. Congress, and various regulatory bodies in the states and in foreign countries have imposed regulations on VoIP providers and are continuing to consider new regulatory requirements on VoIP services.

Federal Regulation.  As a provider of internet communications services, we are subject to a number of FCC regulations. Among others, these regulatory obligations include: contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; and porting phone numbers upon a valid customer request.

State Regulation.  The FCC has preempted much regulation of internet voice communications services. However, a number of states have ruled that non-nomadic internet voice communications services may or do fall within the definition of “telecommunications services” or are otherwise within state telecommunications regulatory jurisdiction and therefore those states assert that they have authority to regulate the service. Although no states currently require certification for nomadic internet voice communications service providers, a number of states have imposed certain traditional telecommunications requirements on such services. For example, a number of states require us to contribute to state USF and E-911 and pay other surcharges, which are passed through to our customers, while others are actively considering extending their public policy programs to include the services we provide. We expect that state public utility commissions will continue their attempts to apply state telecommunications regulations to internet voice communications services like ours.

International Regulation.  As we expand internationally, we are subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the U.S. varies from country to country, is often unclear, and may be more onerous than imposed on our services in the U.S. In Canada, our service is regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”) which, among other things, imposes requirements similar to the U.S. related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations.

See the section entitled “Risks Related to Regulatory and Tax Matters” in Item 1A. Risk Factors below for more information.

Available Information

Our filings with the SEC such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge at http://investors.ooma.com as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

Ooma | FY2022 Form 10-K | 12

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

•

We depend on several sole suppliers to provide the components for, and a small number of vendors to manufacture, certain on-premise devices and end-point devices we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may increase our costs and harm our business and results of operations.

•

We rely on third parties, including third parties located in Russia, for some of our software development, quality assurance and operations, and anticipate we will continue to do so for the foreseeable future.

•

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

•	The ongoing impact of the COVID-19 pandemic, including any resurgences, could disrupt and cause harm to our business, operating results or financial condition.
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

Ooma | FY2022 Form 10-K | 13

•	A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn.
•

If we are not able to manage our inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

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
•

If we are unable to develop, acquire and/or sell new products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

Risks Related to Security, IT Systems and Intellectual Property

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

•	Reform of federal and state USF programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.
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

Ooma | FY2022 Form 10-K | 14

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

Ooma | FY2022 Form 10-K | 15

We depend on several sole suppliers to provide the components for, and a small number of vendors to manufacture, certain on-premise devices and end-point devices we sell, and any delay or interruption in manufacturing, configuring and delivering by these third parties would result in delayed or reduced shipments to our customers and may increase our costs and harm our business and results of operations.

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as the spread of the COVID-19 pandemic. For example, the Chinese government has from time to time imposed certain restrictions on movement of people and goods to limit the spread of COVID-19, including recently as the outbreak in Hong Kong has spread to China, which has disrupted supply chains globally. Further, many other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed.

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to or perform services for us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable or unwilling to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the ongoing COVID-19 pandemic and war in the Ukraine. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia.  Travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs. If our supply chain continues to be disrupted, we could also experience material and adverse impacts on the availability or cost of components used in our on-premise devices and end-point devices, and to the extent these challenges continue for a prolonged period, we may not be able to provide our customers and channel partners with a sufficient supply of products and devices at price points or with functional characteristics and reliability that meet our customers’ needs. Future repetition of such delays could negatively affect our ability to deliver product to our customers in a timely manner and may harm our business, operating results and hinder our growth.

We rely on third parties, including third parties located in Russia, for some of our software development, quality assurance and operations, and anticipate we will continue to do so for the foreseeable future.

We outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in a number of international locations, including Russia. Our dependence on third-party contractors creates numerous risks; in particular, international sanctions imposed as a result of Russia’s invasion of Ukraine in February 2022 could limit our ability to transact with our third-party software development contractors in Russia, which could disrupt or delay current or future planned research and development activities, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. More generally, there is the risk that we may not maintain control or effective management with respect to these business operations. Our agreements with these third-party contractors are either not terminable by them (other than at the end of the term or upon an uncured breach by us) or require at least 30 days’ prior written notice of termination. If we experience problems with our third-party contractors, the costs charged by our third-party contractors increase, or our agreements with our third-party contractors are terminated, we may not be able to develop new solutions, enhance or operate existing solutions or provide customer support in an alternate manner that is equally or more efficient and cost-effective. If we are unsuccessful in maintaining existing and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new services and provide adequate customer support could be impaired, and as a result, our competitive position or our results of operations could suffer.

Ooma | FY2022 Form 10-K | 16

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

Please see below under “Risks Related to Security, IT Systems and Intellectual Property” for further risks related to security breaches.

Ooma | FY2022 Form 10-K | 17

The ongoing impact of the COVID-19 pandemic, including any resurgences, could disrupt and cause harm to our business, operating results, or financial condition.

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

During the early periods of the pandemic, we experienced an increase in the rate of customer terminations or service cancellations or failures to renew, which we refer to as churn. Although we have seen improvement in our customer churn rate from these increased levels, our churn could again increase in future periods, which may result in a decline to our user growth rate. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, due to the lingering effects that the COVID-19 pandemic may have on their business. Given that a significant portion of our revenues today comes from small and medium-sized businesses, these customers may be especially susceptible to negative economic impact stemming from the pandemic and government mandates, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, close some of their physical stores and make other operational changes, which may negatively affect our sales and operating results.

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, the widespread use of effective vaccines, the severity of breakthrough cases and COVID-19 variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected. Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional information regarding the potential impact of the COVID-19 pandemic and associated economic disruptions.

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

Ooma | FY2022 Form 10-K | 18

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

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. For example, Equinix, Inc. and others provide data center facilities, and Inteliquent and others provide origination services. Inteliquent is also our primary provider of 911 services. We also rely on third-party services for our SMS and speech-to-text services which are sole-sourced. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma | FY2022 Form 10-K | 19

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

Because our technology platforms are complex, incorporate a variety of new computer hardware, and the platforms continue to evolve, our services may have errors, defects or required updates that are identified after customers begin using such services, which could result in unanticipated service interruptions. Although we test our services to detect and correct errors and defects before their initial release and before we make updates or other changes to such services, we have occasionally experienced significant service interruptions as a result of undetected errors or defects and may experience future interruptions of service if we fail to detect and correct errors and defects. In addition, updates to our hardware and/or software due to changes in third-party service providers may be required from time to time.  For example, some of our Ooma Residential customers will require new hardware in order for service continuation beginning in July 2022, and while we are in the process of shipping such new hardware to such customers, some customers nevertheless may experience service interruptions.  Furthermore, the costs incurred in correcting root causes for service outages and updating our hardware and/or software may be substantial and these and other related consequences could negatively impact our results of operations.

We currently serve the majority of our customers from data centers located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in Europe. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

Ooma | FY2022 Form 10-K | 20

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

Ooma | FY2022 Form 10-K | 21

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

We have incurred net losses since our inception, including net losses of approximately $1.8 million in fiscal 2022. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $6.7 million for fiscal 2022, we cannot assure you that our operating cash flow will remain positive in the future as a result of our increased expenditures. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Our quarterly and annual results of operations and cash flows, have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•	our ability to retain existing customers and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions and products;
•	our ability to effectively manage our growth and successfully penetrate the communications and connected services markets for businesses, residential and mobile;
•	the number of monthly, annual and multi-year subscriptions at any given time;
•	the timing, cost and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost and capital expenditures related to the operation, maintenance, and expansion of our business;
•	delays or disruptions in our supply chain;
•	the timing of our decisions with regard to product resource allocation;
•	seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•	service outages or security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenue and appropriately plan our expenses;
•

our ability to effectively transact with our third-party software development contractors in Russia, including any disruptions or delays in research and development activities due to international sanctions imposed as a result of Russia’s invasion of Ukraine in February 2022;

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

Ooma | FY2022 Form 10-K | 22

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

We are dependent on international trade agreements and regulations, such as the United States-Mexico-Canada Agreement, or USMC. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

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

Ooma | FY2022 Form 10-K | 23

If we are not able to manage our inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices frequently have lead times of several months for delivery and are built based on our estimates of future demand. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions.  In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

It is likely that from time to time we will have either an excess or shortage of product inventory. For example, in recent periods, we have increased our inventory levels and non-cancelable purchase commitments to third party contract manufacturers and other suppliers to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Ooma | FY2022 Form 10-K | 24

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

If we are unable to develop, acquire and/or sell new products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2022, we derived approximately 49% and 49% of our revenue from Ooma Residential and Ooma Business, respectively, and expect they will continue to account for most of our revenue for the foreseeable future.

However, our future success will also depend on our ability to introduce and sell new services, products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as Ooma AirDial, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Moreover, the market for POTS line replacement is relatively new and the launch of Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2022 Form 10-K | 25

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

Ooma | FY2022 Form 10-K | 26

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

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	international conflict and sanctions, such as those resulting from the Russian invasion of Ukraine in February 2022;
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

Ooma | FY2022 Form 10-K | 27

Risks Related to Security, IT Systems and Intellectual Property

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

Ooma | FY2022 Form 10-K | 28

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

Also, a number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. For example, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The law has been challenged by telecom and broadband industry groups. However, the Ninth Circuit Court of Appeals upheld the law on January 28, 2022. It is possible the plaintiffs will petition the court to review the decision en banc or petition the United States Supreme Court for review. We cannot predict whether the FCC orders or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. The FCC’s orders could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services, by increasing the costs of services we purchase or by creating tiers of internet access service and by either charging us for or prohibiting us from being available through these tiers, and we cannot predict the impact of these events upon our business and results of operations.

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

Ooma | FY2022 Form 10-K | 29

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

Ooma | FY2022 Form 10-K | 30

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

Ooma | FY2022 Form 10-K | 31

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

Ooma | FY2022 Form 10-K | 32

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

The FCC has adopted additional 911 requirements for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services must supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, effective June 30, 2021, the FCC began requiring voice service providers in the U.S. either to fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Canada is also currently in the process of implementing STIR/SHAKEN requirements. Although we have implemented STIR/SHAKEN in the U.S. and are in the process of implementing STIR/SHAKEN in Canada, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

Ooma | FY2022 Form 10-K | 33

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

Ooma | FY2022 Form 10-K | 34

Our products must comply with industry standards, FCC regulations, state, local, country‑specific and international regulations, and changes may require us to modify existing products and/or services.

In addition to reliability and quality standards, the market acceptance of telephony over broadband IP networks is dependent upon the adoption of industry standards so that products from multiple manufacturers are able to communicate with each other. Our unique hybrid SaaS connectivity platforms rely on communication standards such as SIP, SRTP and network standards such as TCP/IP and UDP to interoperate with other vendors’ equipment. There is currently a lack of agreement among industry leaders about which standard should be used for a particular application and about the definition of the standards themselves. We also must comply with certain rules and regulations of the FCC regarding electromagnetic radiation and safety standards established by Underwriters Laboratories (“UL”), as well as similar regulations and standards applicable in other countries. In addition, the market acceptance of POTS replacement products such as Ooma AirDial will depend on compliance with industry standards such as National Fire Protection Association NFPA 72, UL 864 and American Society of Mechanical Engineers ASME A17.1B. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

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

Within the EU, strict laws apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses, or SCCs. Although European regulators have since issued a new set of SCCs for data transfers to the U.S., the new SCCs do not address every concern raised by the CJEU. As a result, the CJEU decision has created uncertainty about data transfer to the U.S.

Ooma | FY2022 Form 10-K | 35

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

Ooma | FY2022 Form 10-K | 36

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

Ooma | FY2022 Form 10-K | 37

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

As of January 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of $125.1 million and $94.8 million, respectively, available to offset future taxable income, which will begin to expire in 2030 if not utilized. We also have federal and research and development tax credit carryforwards that will begin to expire in 2030 and California research and development tax credit carryforwards with no expiration date.  Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2022 Form 10-K | 38

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2022. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the New York Stock Exchange.

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

Ooma | FY2022 Form 10-K | 39

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

Ooma | FY2022 Form 10-K | 40

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

We were subject to a securities class action litigation in connection with our initial public offering, are currently subject to a class litigation, and may be subject to other litigation in the future.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action in connection with its initial public offering. On October 18, 2019, the Court dismissed the class action lawsuit with prejudice and the plaintiff released all claims against the Company and all other defendants relating to the allegations in the class action. In addition, in February 2021 the Company and Ooma Canada Inc. were named as defendants in a class action complaint in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Ooma | FY2022 Form 10-K | 41

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war, political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contactors located in Russia for engineering and development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia would not be impacted by the effects of Russia’s invasion of Ukraine in February 2022 or any resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

Climate change may have an impact on our business.

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and power shutoffs associated with wildfire prevention. Furthermore, it may be more difficult to mitigate the impact of these events on some of our employees while they continue to work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

Ooma | FY2022 Form 10-K | 42

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

We lease space from third-party data centers under co-location agreements that support our cloud infrastructure, the most significant locations being San Jose, California; Dallas, Texas; Ashburn, Virginia; and other small locations internationally.

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

Ooma | FY2022 Form 10-K | 43

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of January 31, 2022, there were approximately 66 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph.  The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2017 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 31, 2022, the last trading day of our fiscal year 2022.

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

Ooma | FY2022 Form 10-K | 44

ITEM 6. [Reserved]

Ooma | FY2022 Form 10-K | 45

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2022 as fiscal 2022, our fiscal year ended January 31, 2021 as fiscal 2021 and our fiscal year ended January 31, 2020 as fiscal 2020. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2022 and 2021 items and year-to-year comparisons between fiscal 2022 and 2021. Discussion regarding our financial condition and results of operations for fiscal 2021 as compared to 2020 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC on April 7, 2021.

Executive Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to businesses of all sizes and residential customers through our smart SaaS and unified communications platforms. For businesses, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants, and video conferencing to help them run more efficiently. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

We generate subscription and services revenue by selling subscriptions and other services for our communications services, as well as other connected services. We generate our product and other revenue from the sale of our on-premise devices and end-point devices. We primarily offer our solutions in the U.S. and Canada.

We refer to Ooma Office and Ooma Enterprise collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services as well as our smart security solutions. See Item 1. Business above for additional information regarding our business, including products and services offered, competitive market and regulatory matters.

Fiscal 2022 Financial Performance

•	Total revenue was $192.3 million, up 14% year-over-year, primarily driven by the continued growth of Ooma Business.
•	Subscription and services revenue from Ooma Business and Ooma Residential grew 23% and 3% year-over-year, respectively.
•	Subscription and services gross margin was 72%, up from 71% in fiscal 2021. Total gross margin was 62%, consistent with fiscal 2021.
•	GAAP net loss was $1.8 million, improved from a net loss of $2.4 million in fiscal 2021, largely driven by our revenue growth and higher gross margins for subscription and services.
•	Non-GAAP net income was $12.6 million, compared to $11.5 million in fiscal 2021.
•	Adjusted EBITDA was $15.6 million, compared to $14.0 million in fiscal 2021.
•	As of January 31, 2022, we had total cash, cash equivalents and short-term investments of $31.3 million, up $3.0 million from $28.3 million as of January 31, 2021.

Ooma | FY2022 Form 10-K | 46

COVID-19 Update

During fiscal 2022, we remained focused on executing our growth strategy while adapting to the evolving changes in our market environment and business activities driven by the COVID-19 pandemic. We have continued to evaluate and refine our return to work strategy, as well as our investments in our go-to-market, channel development and product development efforts. We and our third-party reseller partners have experienced, and expect to continue to experience, challenges in attracting and retaining sales employees and contractors, which we believe is largely attributable to the ongoing effects of the pandemic.

The severity and duration of the pandemic, including any resurgences, and the extent to which it may impact our operations remains uncertain. In recent periods, we have increased our inventory levels to mitigate global supply chain disruptions caused by component shortages and longer lead times. These increased levels may result in excess and/or obsolete inventory in future periods. In addition, although we saw improvement in our customer churn rate from the increased levels that we experienced earlier in the pandemic, our churn could again increase in future periods which may result in a decline to our core user growth rate. The overall effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

The global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the pandemic has subsided. See “Risk Factors” in Part I, Item 1A above for more information on risks associated with the COVID-19 pandemic.

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

Low core user churn. We believe that maintaining our current low core user churn is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they are motivated to remain with us. Our core user churn rate is higher for Ooma Business customers than Ooma Residential customers, which is driven in part by the failure rate of small businesses as well as the ongoing impact of the COVID-19 pandemic. Accordingly, we expect that our overall core user churn rate will increase to the extent that sales of our business products increase relative to sales of residential products.

Growth in additional services and products. We believe that there is significant opportunity for us to increase the additional subscription and services that our customers purchase from us in both the business and residential markets, which generates more value to Ooma over the life of our customer relationship. In order to drive adoption of additional services, we will need to continue to enhance our existing solutions and develop new connected services and products. We are investing in Ooma Business to develop additional features to continue our momentum serving businesses of all sizes and further increase our average revenue per user. For example, we plan to launch a third Ooma Office tier of service during fiscal 2023 that will contain features that are even more advanced than Office Pro. Additionally, we see opportunity to capitalize on Ooma AirDial as an integrated solution for businesses to replace legacy copper-wire analog phone service. We also plan to evolve our Ooma Connect and Wi-Fi solutions as part of our longer-term strategy to provide a more complete solution for small and medium-sized businesses.

Investing in long-term revenue growth. We believe that our total addressable market opportunity is large and we intend to continue significantly investing in sales and marketing to grow our user base in multiple verticals and channels. We expect the domestic and international markets in which we conduct our business will remain highly competitive. We plan to work together with our strategic partners to explore and pursue potential growth opportunities related to the market transition to 5G internet. We expect to continue investing in research and development to enhance our platforms and develop additional connected services and products, as well as launch our Ooma Business services in a number of international countries. We may evaluate additional possible acquisitions of businesses, products and technologies that are complementary to our business.

Ooma | FY2022 Form 10-K | 47

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table sets forth our key business metrics for each of the periods indicated (in thousands, except percentages):

	As of January 31,
	2022	2021	2020
Core users	1,100	1,074	1,048
Annualized exit recurring revenue (AERR)	$176,937	$160,528	$143,190
Net dollar subscription retention rate	96%	96%	100%
Adjusted EBITDA	$15,568	$14,013	$966

Core Users increased year-over-year, which was primarily driven by growth in business users. As of January 31, 2022, Ooma Business users comprised approximately 28% of our total core users, up from 25% as of January 31, 2021. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate was comparable on a year-over-year basis. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base. It measures the percentage year-over-year change in our recurring subscription revenue per core user (excluding Talkatone revenue), which is then adjusted by factoring in the percentage of our core users we have retained during the same period. Our net dollar subscription retention rate is affected by changes in average amounts that our core users pay to us, fluctuations in the number of our core users, and our core user churn rate.

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

Ooma | FY2022 Form 10-K | 48

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest, Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income tax provision or benefit, depreciation and amortization of capital expenditures, amortization of acquired intangible assets and other acquisition-related charges, stock-based compensation and related taxes, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•

Adjusted EBITDA does not consider the impact of income tax provisions or benefits, other income/expense, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not recurring in nature; and

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

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
GAAP net loss	$(1,751)	$(2,441)	$(18,801)
Reconciling items:
Interest and other income, net	(179)	(419)	(780)
Income tax provision (benefit)	—	85	(130)
Depreciation and amortization of capital expenditures	3,117	2,877	2,548
Amortization of acquired intangible assets and acquisition-related costs	1,304	1,304	1,289
Stock-based compensation and related taxes	13,077	12,607	13,149
Restructuring charges	—	—	3,085
Litigation costs	—	—	606
Adjusted EBITDA	$15,568	$14,013	$966

Ooma | FY2022 Form 10-K | 49

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application and prepaid international calls. We expect our subscription and services revenue to grow as we expand our core user base, driven primarily by growth in Ooma Business.

Product and other revenue consists primarily of sales of our on-premise devices and end-point devices used in connection with our services, including shipping and handling fees for our direct customers.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services; certain telecom taxes and fees, including Federal USF contributions; credit card processing fees; costs to build out and maintain data centers; depreciation and maintenance of servers and equipment; personnel costs associated with customer care and network operations support and allocated overhead costs.

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise devices and end-point devices, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipping and handling costs, tariffs imposed on imported product and allocated overhead costs.

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise devices, we would expect our total gross margin to be impacted.

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

Research and development expenses are focused on developing new and expanded features for our services and improvements to our platforms and backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, as well as license and product certification fees and allocated overhead costs. We expect our research and development expenses to increase in absolute dollars.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars.

Ooma | FY2022 Form 10-K | 50

Consolidated Results of Operations

The tables in this section set forth selected consolidated statements of operations data for each of the periods indicated (dollars in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription and services	$175,942	$156,873	$139,499
Product and other	16,348	12,074	12,094
Total revenue	192,290	168,947	151,593

Cost of revenue:
Subscription and services	49,563	46,134	43,748
Product and other	24,289	18,009	18,464
Total cost of revenue	73,852	64,143	62,212
Gross profit	118,438	104,804	89,381

Operating expenses:
Sales and marketing	58,631	50,919	50,497
Research and development	38,193	36,079	37,770
General and administrative	23,544	20,581	20,825
Total operating expenses	120,368	107,579	109,092
Loss from operations	(1,930)	(2,775)	(19,711)
Interest and other income, net	179	419	780
Loss before income taxes	(1,751)	(2,356)	(18,931)
Income tax (provision) benefit	—	(85)	130
Net loss	$(1,751)	$(2,441)	$(18,801)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenue	$1,026	$1,054	$1,311
Sales and marketing	1,932	1,978	2,004
Research and development	4,373	4,387	4,773
General and administrative	5,746	5,188	5,061
Total stock-based compensation expense	$13,077	$12,607	$13,149

Ooma | FY2022 Form 10-K | 51

Revenue

	Fiscal Year Ended January 31,			Change
	2022	2021	2020	2022 vs. 2021
Revenue:
Subscription and services	$175,942	$156,873	$139,499	$19,069	12%
Product and other	16,348	12,074	12,094	4,274	35%
Total revenue	$192,290	$168,947	$151,593	$23,343	14%
Percentage of revenue:
Subscription and services	91%	93%	92%
Product and other	9%	7%	8%
Total	100%	100%	100%

Fiscal 2022 Compared to Fiscal 2021

We derived approximately 49% and 44% of our total revenue from Ooma Business and approximately 49% and 54% from Ooma Residential in fiscal 2022 and 2021, respectively.

Subscription and services revenue increased $19.1 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business and a higher mix of sales of our Office Pro tier service.  Subscription and services revenue from Ooma Business and Ooma Residential grew 23% and 3% year-over-year, respectively.

Product and other revenue increased $4.3 million or 35% year-over-year due to an increase in shipments of Ooma Business products, primarily driven by sales of our fixed wireless products to a strategic customer.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2022	2021	2020	2022 vs. 2021
Cost of revenue:
Subscription and services	$49,563	46,134	43,748	$3,429	7%
Product and other	24,289	18,009	18,464	6,280	35%
Total cost of revenue	$73,852	$64,143	$62,212	$9,709	15%
Gross margin:
Subscription and services	72%	71%	69%
Product and other	(49)%	(49)%	(53)%
Total	62%	62%	59%

Fiscal 2022 Compared to Fiscal 2021

Subscription and services gross margin of 72% increased year-over-year from 71% reflecting the continued growth of Ooma Business revenues with higher average revenue per user and associated benefits of economies of scale. Cost of subscription and services revenue for fiscal 2022 increased $3.4 million or 7% year-over-year, primarily due to a $1.6 million increase in regulatory costs, a $0.9 million increase in personnel-related costs and a $0.8 million infrastructure costs that support the growth of Ooma Business.

Product and other revenue gross margin of negative 49% was comparable year-over-year. Cost of product and other revenue increased $6.3 million or 35% year-over-year, primarily due to a significant increase in product sales volume as described above.

Ooma | FY2022 Form 10-K | 52

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2022	2021	2020	2022 vs. 2021
Sales and marketing	$58,631	50,919	50,497	$7,712	15%
Research and development	38,193	36,079	37,770	2,114	6%
General and administrative	23,544	20,581	20,825	2,963	14%
Total operating expenses	$120,368	$107,579	$109,092	$12,789	12%

Fiscal 2022 Compared to Fiscal 2021

Sales and marketing expenses increased $7.7 million or 15% year-over-year, primarily due to a $6.4 million increase in advertising and marketing costs and a $2.0 million increase in amortization of capitalized sales commissions, that were offset in part by a $0.6 million decrease in personnel-related costs. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $2.1 million or 6% year-over-year, primarily due to a $1.1 million increase in personnel-related costs and a $0.5 million increase in facilities-related costs, driven by higher headcount, as well as a $0.5 million increase in prototype-related and other engineering costs. Overall, the year-over-year increase in research and development supports our efforts in the development of new features for both Ooma Office and Ooma Enterprise, new products such as Ooma AirDial, and launching our Ooma Business services in a number of international countries.

General and administrative expenses increased $3.0 million or 14% year-over-year, primarily due to a $1.8 million increase in personnel-related costs, including stock-based compensation expense, a $0.7 million increase in professional services related to our international expansion efforts, and a $0.5 million increase in other administrative expenses.

Ooma | FY2022 Form 10-K | 53

Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income (loss) below and Adjusted EBITDA (see “Key Metrics” above). These non-GAAP financial measures exclude non-cash stock-based compensation expense and related taxes, amortization of acquired intangible assets and other acquisition-related charges, restructuring charges and certain litigation costs that are not representative of the ordinary course of our business.

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

The following table presents a reconciliation of GAAP net loss to non-GAAP net income (loss) for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
GAAP net loss	$(1,751)	$(2,441)	$(18,801)
Stock-based compensation and related taxes	13,077	12,607	13,149
Amortization of acquired intangible assets and acquisition-related costs	1,304	1,304	1,289
Restructuring charges	—	—	3,085
Litigation costs	—	—	606
Non-GAAP net income (loss)	$12,630	$11,470	$(672)

Ooma | FY2022 Form 10-K | 54

Liquidity and Capital Resources

As of January 31, 2022, we had $31.3 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$6,655	$4,367	$(7,564)
Net cash (used in) provided by investing activities	(4,887)	229	2,866
Net cash provided by financing activities	601	1,022	1,008
Net increase (decrease) in cash and cash equivalents	$2,369	$5,618	$(3,690)

Operating Activities

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Net loss	$(1,751)	$(2,441)	$(18,801)
Non-cash charges	20,095	19,700	19,645
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,082)	(637)	135
(Increase) decrease in inventories	(1,571)	(3,378)	407
Increase in prepaid expenses and other assets	(4,609)	(5,496)	(4,965)
Decrease in accounts payable, accrued expenses and other liabilities	(3,599)	(3,911)	(4,089)
Increase in deferred revenue	172	530	104
Net cash provided by (used in) operating activities	$6,655	$4,367	$(7,564)

For fiscal 2022, our net loss of $1.8 million included non-cash charges primarily related to stock-based compensation expense, operating lease expense and depreciation and amortization expense. Operating asset and liability changes for fiscal 2022 included:

•	an increase of $2.1 million in accounts receivable due to a higher volume of product shipments in the latter half of our fiscal fourth quarter and the timing of cash collections
•	an increase of $1.6 million in inventories to mitigate the risk of global supply chain disruptions caused by component shortages and longer lead times
•	an increase of $4.6 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and the timing of payments
•	a decrease of $3.6 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for fiscal 2022 increased $2.3 million year-over-year, which primarily reflected a decrease in net loss as well as working capital impacts resulting from the timing of payments.

Investing Activities

Cash used in investing activities was $4.9 million for fiscal 2022, which consisted of $17.5 million used for purchases of short-term investments and $4.2 million used for capital expenditures, offset in part by proceeds of $16.8 million from maturities and sales of short-term investments. Cash used by investing activities increased $5.1 million year-over-year, which reflected higher capital expenditures and lower net proceeds from short-term investments.

Ooma | FY2022 Form 10-K | 55

Financing Activities

Cash provided by financing activities was $0.6 million for fiscal 2022, which consisted of proceeds of $2.7 million from the issuance of common stock from our Employee Stock Purchase Plan (“ESPP”) and stock option exercises, largely offset by payments of $2.1 million related to shares repurchased for tax withholdings on vesting of restricted stock units (“RSUs”). Cash provided by financing activities decreased by $0.4 million year-over-year, which primarily reflected lower proceeds from stock option exercises.

Revolving Credit Facility

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

Contractual Obligations and Commitments

As of January 31, 2022 and 2021, non-cancelable inventory purchase commitments to our contract manufacturers and other suppliers totaled approximately $19.4 million and $5.4 million, respectively. We have increased our purchase commitments during fiscal 2022 to mitigate supply disruptions caused by component shortages and longer lead times, as well as to secure our needs for new products.

Additionally, we have a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $0.6 million between August 2021 and July 2022, $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

As of January 31, 2022, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $16.1 million. See Note 7: Operating Leases in the notes to our consolidated financial statements for a table of contractual obligations, including payments due by period.

Ooma | FY2022 Form 10-K | 56

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

Revenue Recognition

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Subscription revenue is generally recognized ratably over the contractual service term. Product and other revenue is primarily generated from the sale of on-premise devices and end-point devices, including shipping and handling fees for our direct customers. We recognize product and other revenue from sales to direct end-customers and channel partners at the point in time that control transfers which is typically when we deliver the product.

Our contracts with customers typically contain multiple performance obligations that consist of communications services and related products. Judgment is required to properly identify the accounting units of multiple performance obligations and to determine the manner in which revenue should be allocated among the obligations. Individual performance obligations are accounted for separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price (“SSP”) basis. We determine the SSP for our communications services based on observable historical stand-alone sales to customers, for which we require that a substantial majority of selling prices fall within a reasonably narrow pricing range. We determine the SSP for our on-premise devices and end-point devices based upon our best estimates and judgments, considering company-specific factors such as pricing strategies, discounting practices, and estimated product and other costs. The determination of SSP is made through consultation with and approval by our management. As our business offerings evolve over time, we may be required to modify our estimated selling prices in subsequent periods, and the timing of our revenue recognition could be affected.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of actual cost and net realizable value on a first-in, first-out basis. At each balance sheet date, we determine excess or obsolete inventory write-downs based on multiple factors, including: forecast demand for our products within a specified time horizon, generally 12 months, product acceptance and competitiveness in the marketplace, product life cycles, product development plans, and current and historical sales levels. Inventory write-downs for excess and obsolete inventory are recorded in cost of goods sold within the consolidated statement of operations during the period in which such write-downs are determined as necessary by management. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of sales resulting in a net benefit to our gross margin in that period. Overall, our estimates of inventory carrying value adjustments have been materially consistent with actual results.

Ooma | FY2022 Form 10-K | 57

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and short-term investments. Our cash equivalents and investments are held in money market funds, U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio. We did not have any debt as of January 31, 2022 and 2021.

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

Ooma | FY2022 Form 10-K | 58

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2022 Form 10-K | 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Ooma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ooma, Inc. and subsidiaries (the Company) as of January 31, 2022, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended January 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022, and the results of its operations and its cash flows for the year ended January 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Ooma | FY2022 Form 10-K | 60

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over subscription revenue

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription and services revenue as well as product and other revenue. The Company’s subscription revenue recognition process is automated and revenue is recorded through reliance on customized and proprietary information technology (IT) systems. The Company recorded $175.9 million of subscription and services revenue for the year ended January 31, 2022.

We identified the evaluation of the sufficiency of audit evidence over certain subscription revenue as a critical audit matter. This matter required especially subjective auditor judgment because the revenue recognition process is automated and reliant upon complex IT systems. Involvement of IT professionals with specialized skills and knowledge was required to assist with the performance of certain procedures and the determination of IT systems subject to testing.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscription revenue, including the determination of the IT systems subject to testing. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's subscription revenue process. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT general and application controls that are used by the Company in its subscription revenue recognition process. We assessed the recorded subscription revenue by comparing revenue to underlying cash receipts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company's auditor since 2021.

Santa Clara, California

April 8, 2022

Ooma | FY2022 Form 10-K | 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ooma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ooma, Inc. and subsidiaries (the "Company") as of January 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years ended January 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021, and the results of its operations and its cash flows for the years ended January 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 7, 2021 (April 8, 2022 as to the effects of the restatement discussed in Note 10)

We began serving as the Company's auditor in 2012. In 2021 we became the predecessor auditor.

Ooma | FY2022 Form 10-K | 62

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2022	January 31, 2021
Assets
Current assets:
Cash and cash equivalents	$19,667	$17,298
Short-term investments	11,613	11,013
Accounts receivable, net	7,310	5,228
Inventories	13,841	12,233
Other current assets	13,598	10,222
Total current assets	66,029	55,994
Property and equipment, net	6,481	5,071
Operating lease right-of-use assets	14,396	6,045
Intangible assets, net	4,208	5,513
Goodwill	4,264	4,264
Other assets	13,875	12,210
Total assets	$109,253	$89,097

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,507	$7,499
Accrued expenses and other current liabilities	22,823	22,731
Deferred revenue	16,600	16,426
Total current liabilities	46,930	46,656
Long-term operating lease liabilities	11,194	2,815
Other long-term liabilities	73	75
Total liabilities	58,197	49,546
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 23.9 million and 22.9 million shares issued and outstanding, respectively	4	4
Additional paid-in capital	179,860	166,577
Accumulated other comprehensive (loss) income	(20)	7
Accumulated deficit	(128,788)	(127,037)
Total stockholders’ equity	51,056	39,551
Total liabilities and stockholders’ equity	$109,253	$89,097

See notes to consolidated financial statements.

Ooma | FY2022 Form 10-K | 63

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2022	2021	2020
Revenue:
Subscription and services	$175,942	$156,873	$139,499
Product and other	16,348	12,074	12,094
Total revenue	192,290	168,947	151,593

Cost of revenue:
Subscription and services	49,563	46,134	43,748
Product and other	24,289	18,009	18,464
Total cost of revenue	73,852	64,143	62,212
Gross profit	118,438	104,804	89,381

Operating expenses:
Sales and marketing	58,631	50,919	50,497
Research and development	38,193	36,079	37,770
General and administrative	23,544	20,581	20,825
Total operating expenses	120,368	107,579	109,092
Loss from operations	(1,930)	(2,775)	(19,711)
Interest and other income, net	179	419	780
Loss before income taxes	(1,751)	(2,356)	(18,931)
Income tax (provision) benefit	—	(85)	130
Net loss	$(1,751)	$(2,441)	$(18,801)

Net loss per share of common stock:
Basic and diluted	$(0.07)	$(0.11)	$(0.89)
Weighted-average shares of common stock outstanding:
Basic and diluted	23,473,849	22,361,312	21,051,039

See notes to consolidated financial statements.

Ooma | FY2022 Form 10-K | 64

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2019	20,312,102	138,852	$(10)	$(105,795)	$33,047
Issuance of common stock under equity-based plans	1,515,111	2,951	—	—	2,951
Shares repurchased for tax withholdings on vesting of RSUs	(111,085)	(1,523)	—	—	(1,523)
Stock-based compensation	—	12,717	—	—	12,717
Other comprehensive income	—	—	24	—	24
Net loss	—	—	—	(18,801)	(18,801)
BALANCE - January 31, 2020	21,716,128	152,997	14	(124,596)	28,415
Issuance of common stock under equity-based plans	1,279,820	2,950	—	—	2,950
Shares repurchased for tax withholdings on vesting of RSUs	(122,928)	(1,641)	—	—	(1,641)
Stock-based compensation	—	12,275	—	—	12,275
Other comprehensive income	—	—	(7)	—	(7)
Net loss	—	—	—	(2,441)	(2,441)
BALANCE - January 31, 2021	22,873,020	166,581	7	(127,037)	39,551
Issuance of common stock under equity-based plans	1,168,245	2,706	—	—	2,706
Shares repurchased for tax withholdings on vesting of RSUs	(105,072)	(2,105)	—	—	(2,105)
Stock-based compensation	—	12,682	—	—	12,682
Other comprehensive loss	—	—	(27)	—	(27)
Net loss	—	—	—	(1,751)	(1,751)
BALANCE - January 31, 2022	23,936,193	$179,864	$(20)	$(128,788)	$51,056

See notes to consolidated financial statements.

Ooma | FY2022 Form 10-K | 65

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(1,751)	$(2,441)	$(18,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,682	12,275	12,761
Depreciation and amortization of capital expenditures	3,117	2,877	2,548
Amortization of intangible assets and acquisition-related items	1,304	1,304	1,027
Amortization of operating lease right-of-use assets	2,939	3,198	1,997
Non-cash restructuring charges	—	—	1,603
Deferred income taxes	—	—	(144)
Other	53	46	(147)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,082)	(637)	135
Inventories and deferred inventory costs	(1,571)	(3,378)	407
Prepaid expenses and other assets	(4,609)	(5,496)	(4,965)
Accounts payable, accrued expenses and other liabilities	(3,599)	(3,911)	(4,089)
Deferred revenue	172	530	104
Net cash provided by (used in) operating activities	6,655	4,367	(7,564)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	16,505	22,866	38,522
Proceeds from sales of short-term investments	300	600	5,924
Purchases of short-term investments	(17,488)	(20,077)	(31,234)
Capital expenditures	(4,204)	(3,160)	(3,273)
Business acquisition, net of cash assumed	—	—	(7,073)
Net cash (used in) provided by investing activities	(4,887)	229	2,866

Cash flows from financing activities:
Proceeds from issuance of common stock	2,706	2,905	2,951
Shares repurchased for tax withholdings on vesting of RSUs	(2,105)	(1,641)	(1,523)
Payment of credit facility issuance costs	—	(242)	—
Payment of acquisition-related costs	—	—	(420)
Net cash provided by financing activities	601	1,022	1,008
Net increase (decrease) in cash and cash equivalents	2,369	5,618	(3,690)
Cash and cash equivalents at beginning of period	17,298	11,680	15,370
Cash and cash equivalents at end of period	$19,667	$17,298	$11,680

Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$324	$1	$413

See notes to consolidated financial statements.

Ooma | FY2022 Form 10-K | 66

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) provides leading communications services and related technologies for businesses and consumers, delivered from its smart cloud-based SaaS and unified communications platforms. The Company is headquartered in Sunnyvale, California.

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

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2022, fiscal 2021 and fiscal 2020 refer to the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020, respectively.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to, those related to revenue recognition, inventory valuation, deferred sales commissions, valuation of goodwill and intangible assets, operating lease assets and liabilities, regulatory fees and indirect tax accruals, loss contingencies, stock-based compensation and income taxes (including valuation allowances). The Company bases its estimates and assumptions on historical experience, where applicable, and other factors that it believes to be reasonable under the circumstances. These estimates are based on information available as of the date of the consolidated financial statements, and assumptions are inherently subjective in nature. Therefore, actual results could differ from management’s estimates.

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

Ooma | FY2022 Form 10-K | 67

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

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. Subscription revenue is generally recognized ratably over the contractual service term. A small portion of total revenue is recognized on a point-in-time basis from services such as: prepaid international calls, directory assistance, and advertisements displayed through its Talkatone mobile application.

Product and Other Revenue. Product and other revenue is generated primarily from the sale of on-premise devices and end-point devices, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and customer sales incentives are deemed to be variable consideration, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2022 and 2021, total reserves for product returns and sales incentives were approximately $1.2 million and $1.1 million, respectively.

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. Amounts billed to customers related to shipping and handling are classified as product and other revenue. Shipping and handling costs are expensed as incurred and classified as cost of revenue.

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of communications services and related product(s). For these contracts, individual performance obligations are accounted for separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company determines the SSP for its communications services based on observable historical stand-alone sales to customers, for which a substantial majority of selling prices must fall within a reasonably narrow pricing range. The Company determines the SSP for its on-premise devices and end-point devices based upon management’s best estimates and judgments, considering company-specific factors such as pricing strategies, discounting practices, and estimated product and other costs.

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

Ooma | FY2022 Form 10-K | 68

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

Concentrations.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and convertible note receivable (Note 5). The Company’s cash, cash equivalents and short-term investments are held by financial institutions that management believes are of high-credit quality although the balances, at times, may exceed federally insured limits. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral for sales made on credit.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	January 31, 2022	January 31, 2021
Customer A	19%	*
Customer B	11%	*
Customer C	*	10%

*As of January 31, 2022 and 2021, these customers accounted for less than 10% of net accounts receivable.

Accounts Receivable.  Accounts receivable are recorded net of an allowance for doubtful accounts for estimated credit losses. Allowances are recorded based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2022 and 2021, the allowance for doubtful accounts was $0.3 million. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

Inventories.  Inventories, which consist of raw materials and finished goods, include the cost to purchase manufactured products, allocated labor and overhead. Inventories are stated at the lower of actual cost and net realizable value on a first-in, first-out basis. The Company writes down the carrying value of inventory to net realizable value for estimated excess and obsolete inventory based upon assumptions about forecast demand and market conditions. Inventory carrying value adjustments are recognized as a component of cost of product and other revenue in the consolidated statement of operations.

Customer Acquisition Costs. Sales commissions and other costs paid to internal sales personnel, third-party sales entities and value-added resellers are considered incremental and recoverable costs of obtaining customer contracts. The resellers are selling agents for the Company and earn sales commissions that are directly tied to the value of the contracts that the Company enters with the end-user customers. These costs are capitalized and amortized on a systematic basis over the expected period of benefit of five years, or customer contractual term for multi-year contracts. The Company has determined the period of benefit taking into consideration both qualitative and quantitative factors, such as expected subscription term and expected renewal periods of its customer contracts, product life cycles and customer attrition. Amortization expense is recorded in sales and marketing expenses in the consolidated statement of operations.

The Company pays sales commissions on initial contracts, contracts for increased purchases with existing customers (expansion contracts) and certain contract renewals. The Company periodically evaluates whether there have been any changes in its business, the market conditions in which it operates or other events which would indicate that its amortization period should be changed or if there are potential indicators of impairment. To date, there have been no material impairment losses related to the costs capitalized.

Ooma | FY2022 Form 10-K | 69

Internal-Use Website Development Costs. The Company capitalizes certain costs to develop its customer-facing websites when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs primarily include payroll-related costs for engineers and contractors directly associated with the development project. Capitalized website development costs are included in property and equipment and are amortized on a straight-line basis over an estimated useful life of two years. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

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

Operating Leases.  The Company determines if an arrangement is a lease at inception. The Company’s leases primarily consist of office and data center space and are classified as operating leases. The Company does not have any finance leases nor material arrangements as a lessor. Right-of-use lease assets and lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the term of the lease. The accounting lease term may include options to renew or extend when it is reasonably certain that the option will be exercised. Lease agreements that contain both lease and non-lease components are accounted for as a single component. Short-term leases with an initial term of twelve months or less are not recorded on the balance sheet.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. The Company evaluates goodwill for impairment annually in the fourth quarter of its fiscal year, or more frequently if indicators of potential impairment arise. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. No impairment has been recognized for any of the periods presented.

Intangible Assets. Acquired intangible assets other than goodwill, which primarily consist of customer relationships, are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.

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

The Company did not record any material impairment charges for fiscal 2022 or fiscal 2021.  During fiscal 2020, the Company recorded impairment charges of $0.7 million to cost of product revenue for abandoned developed technology and trade names associated with the Ooma Smart Cam, which was acquired through the fiscal 2018 acquisition of Butterfleye, Inc. and discontinued in October 2019.

Research and Development.  Research and development costs are charged to operating expenses as incurred in the consolidated statements of operations, except for internal-use website development costs that qualify for capitalization, as per above. Research and development expenses consist primarily of personnel-related costs for employees and contractors, including stock-based compensation, as well as license and product certification fees and allocated overhead costs.

Advertising.  Advertising costs are included in sales and marketing and expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs were $14.5 million, $12.2 million and $13.6 million for fiscal 2022, 2021 and 2020, respectively.

Advertising payments to the Company’s channel partners recorded as a reduction in revenue totaled $0.3 million, $0.3 million and $0.4 million for fiscal 2022, 2021 and 2020, respectively.

Ooma | FY2022 Form 10-K | 70

Stock-Based Compensation.  Stock-based compensation expense for all stock-based awards granted to employees and non-employee directors are measured at the grant date fair value of the equity award. The fair value of options granted and purchase rights under the Company’s ESPP are estimated on the date of grant using the Black-Scholes pricing model. The fair value of each RSU granted is determined using the closing market price of the Company’s common stock on the date of grant.  Compensation expense is recognized using the straight-line method over the requisite service period, which is generally the vesting period. Forfeitures are recorded in the period in which they occur.

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

Ooma | FY2022 Form 10-K | 71

Note 3:  Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Subscription and services revenue	$175,942	$156,873	$139,499
Product and other revenue	16,348	12,074	12,094
Total revenue	$192,290	$168,947	$151,593

The Company derived approximately 49%, 44% and 39% of its total revenue from Ooma Business and approximately 49%, 54% and 58% of its total revenue from Ooma Residential and in fiscal 2022, 2021 and 2020, respectively.

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

	As of
	January 31, 2022	January 31, 2021
Subscription and services	$16,614	$16,433
Product and other	59	68
Total deferred revenue	$16,673	16,501
Less: current deferred revenue	16,600	16,426
Non-current deferred revenue included in other long-term liabilities	$73	$75

During fiscal 2022, the Company recognized revenue of approximately $16.4 million pertaining to amounts deferred as of January 31, 2021. As of January 31, 2022, the Company’s deferred revenue balance was primarily composed of subscription contracts that were invoiced during fiscal 2022.

Remaining performance obligations. As of January 31, 2022, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $9.1 million. The Company expects to recognize revenue on approximately 53% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2022 Form 10-K | 72

Note 4:  Fair Value Measurements

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of January 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,275	$—	$2,275
Total cash equivalents	$2,275	$—	$2,275
Cash			17,392
Total cash and cash equivalents			$19,667

Short-term investments:
U.S. treasury securities	$7,065	$—	$7,065
Commercial paper	—	4,548	4,548
Total short-term investments	$7,065	$4,548	$11,613

	Balance as of January 31, 2021
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$1,657	$—	$1,657
U.S. agency securities	—	1,000	1,000
U.S. treasury securities	250	—	250
Total cash equivalents	$1,907	$1,000	$2,907
Cash			14,391
Total cash and cash equivalents			$17,298

Short-term investments:
U.S. treasury securities	$9,782	$—	$9,782
Corporate debt securities	—	929	929
Asset-backed securities	—	302	302
Total short-term investments	$9,782	$1,231	$11,013

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	January 31, 2022	January 31, 2021
Due in one year or less	$10,377	$11,013
Due after one year to two years	1,236	—
Total	$11,613	$11,013

Ooma | FY2022 Form 10-K | 73

Note 5:  Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2022	January 31, 2021
Finished goods	$10,452	$11,057
Raw materials	3,389	1,176
Total inventory	$13,841	$12,233

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2022	January 31, 2021
Computer hardware and software	3-4	$6,996	$6,944
Network and engineering equipment	3-5	4,979	4,164
Website development costs	2	4,816	3,191
Customer premise equipment	3	3,965	2,041
Leasehold improvements	1-5	447	418
Office furniture and fixtures	5	124	124
Total property and equipment		21,327	16,882
Less: accumulated depreciation and amortization		(14,846)	(11,811)
Property and equipment, net		$6,481	$5,071

Depreciation and amortization of property and equipment totaled $3.1 million, $2.9 million and $2.5 million in fiscal 2022, 2021 and 2020, respectively.

Other current and non-current assets

	As of
	January 31, 2022	January 31, 2021
Deferred sales commissions, current	$6,395	$4,689
Prepaid expenses	4,239	3,152
Convertible note receivable (see "GTC" below)	1,773	1,605
Deferred inventory costs	344	381
Other current assets	847	395
Total other current assets	$13,598	$10,222

Deferred sales commissions, non-current	$13,228	$11,474
Other non-current assets	647	736
Total other non-current assets	$13,875	$12,210

Customer Acquisition Costs. Amortization expense for total deferred sales commissions was $6.0 million, $3.9 million and $2.2 million for fiscal 2022, 2021 and 2020, respectively.

Ooma | FY2022 Form 10-K | 74

Global Telecom Corporation (“GTC”).   In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2022. The Company has also partnered with GTC on certain inventory procurement and research and development activities. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable, including accrued interest. During fiscal 2022, the Company made total payments to GTC of approximately $2.7 million for inventory purchases and related shipping costs. As of January 31, 2022 and 2021, the Company’s non-cancelable inventory purchase commitments to GTC were immaterial.

Accrued expenses and other current liabilities

	As of
	January 31, 2022	January 31, 2021
Payroll and related expenses	$10,853	$11,062
Regulatory fees and taxes	3,933	4,141
Short-term operating lease liabilities	3,260	3,831
Customer-related liabilities	1,587	1,262
Other	3,190	2,435
Total accrued expenses and other current liabilities	$22,823	$22,731

Note 6:  Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2022			As of January 31, 2021
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$6,735	$(2,921)	$3,814	$6,735	$(1,908)	$4,827
Developed technology	5	1,809	(1,584)	225	1,809	(1,385)	424
Trade names	5	564	(395)	169	564	(302)	262
Total intangible assets		$9,108	$(4,900)	$4,208	$9,108	$(3,595)	$5,513

Amortization expense was $1.3 million, $1.3 million and $1.2 million in fiscal 2022, 2021 and 2020, respectively.

At January 31, 2022, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2023	$1,304
2024	941
2025	852
2026	833
2027	278
Total	$4,208

Ooma | FY2022 Form 10-K | 75

Note 7:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2030. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay common area maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2022	January 31, 2021
Assets
Operating lease right-of-use assets	$14,396	$6,045
Total leased assets	$14,396	$6,045
Liabilities
Short-term operating lease liabilities	$3,260	$3,831
Long-term operating lease liabilities	11,194	2,815
Total lease liabilities	$14,454	$6,646

Weighted-average remaining lease term	5.8 years	2.2 years
Weighted-average discount rate	3.7%	4.6%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Operating lease costs (1)	$3,861	$3,947	$2,796
Variable lease costs (2)	972	948	1,062
Total lease cost	$4,833	$4,895	$3,858

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

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cash payments for operating leases	$3,945	$3,343	$2,148
Right-of-use assets recognized in exchange for new operating lease obligations	$11,289	$1,196	$5,856

Ooma | FY2022 Form 10-K | 76

As of January 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2022
2023	$3,188
2024	3,175
2025	2,840
2026	1,662
2027	1,684
Thereafter	3,555
Total future minimum lease payments	16,104
Less: imputed interest	(1,650)
Present value of lease liabilities	$14,454

Ooma | FY2022 Form 10-K | 77

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2022	January 31, 2021
Restricted stock units outstanding	1,312	1,441
Options to purchase common stock	1,325	1,366
Shares available for future issuance under stock plans	2,354	1,887
Shares reserved under ESPP	1,370	1,131
Total shares reserved for issuance	6,361	5,825

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

Stock option activity for fiscal 2022 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2021	1,366	$7.95	$7,803
Granted	120	$16.28
Exercised	(125)	$3.81
Canceled	(36)	$13.79
Balance as of January 31, 2022	1,325	$8.93	$12,064
Vested and exercisable as of January 31, 2022	1,152	$8.18	$11,363

The aggregate intrinsic value of vested options exercised during fiscal 2022, 2021 and 2020 was $1.9 million, $1.4 million and $2.2 million, respectively. The weighted-average grant date fair value of options granted during fiscal 2022, 2021 and 2020 was $7.89, $4.72 and $7.13, respectively.

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

RSU activity for fiscal 2022 was as follows:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 31, 2021	1,441	$12.54
Granted	919	$17.04
Vested	(824)	$13.19
Canceled	(224)	$13.93
Balance as of January 31, 2022	1,312	$15.05

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $2.1 million, $1.6 million and $1.5 million in fiscal 2022, 2021 and 2020, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which are available under the plan terms for future issuance.

Ooma | FY2022 Form 10-K | 78

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During each of the fiscal years 2022, 2021 and 2020, employees purchased 0.2 million shares at a weighted-average purchase price of $10.22, $9.98 and $9.97 per share, respectively.

Note 9:  Stock-Based Compensation

Total stock-based compensation recognized for stock-based awards in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
Cost of revenue	$979	$1,015	$1,262
Sales and marketing	1,856	1,910	1,929
Research and development	4,216	4,267	4,610
General and administrative	5,631	5,083	4,960
Total stock-based compensation expense	$12,682	$12,275	$12,761

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below).  As of January 31, 2022, there was $19.0 million of unrecognized stock-based compensation expense related to unvested RSUs, stock options and ESPP that will be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately 2.5 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2022	2021	2020
Stock Options:
Expected volatility	51%	47%	44%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	0.9%	0.6%	2.5%
Dividend yield	NA	NA	NA

	Fiscal Year Ended January 31,
	2022	2021	2020
ESPP:
Expected volatility	41%-58%	46%-83%	40%-51%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.2%	0.1%-0.4%	1.7%-2.5%
Dividend yield	NA	NA	NA

The expected term of options granted to employees is based on the simplified method as the Company does not have sufficient historical exercise data, and the expected term of the ESPP is based on the contractual term. For fiscal 2022, expected volatility is derived from the average historical volatility of the Company’s own common stock. In prior fiscal years, expected volatility was derived from a combination of the average historical volatility of the Company’s own common stock and a group of comparable publicly traded companies. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term.

Ooma | FY2022 Form 10-K | 79

Note 10: Income Taxes

Loss before income taxes consisted of the following components (in thousands):

	Fiscal Year Ended January 31,
	2022	2021	2020
United States	$1,340	$(120)	$(17,051)
Foreign	(3,091)	(2,236)	(1,880)
Loss before income taxes	$(1,751)	$(2,356)	$(18,931)

Income tax provision (benefit) differed from the amount computed by applying the U.S. federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended January 31,
	2022	Rate	2021	Rate	2020	Rate
Federal tax at statutory rate	$(368)	21%	$(495)	21%	$(3,975)	21%
State taxes, net of federal benefit	52	(3)%	75	(3)%	12	—
Foreign income and withholding taxes	(185)	11%	(87)	3%	(98)	1%
Permanent tax adjustment	58	(3)%	163	(7)%	114	(1)%
Section 162(m)	1,050	(60)%	598	(25)%	606	(3)%
Stock-based compensation	(1,545)	88%	(251)	11%	(624)	3%
Change in valuation allowance	2,959	(169)%	185	(8)%	5,445	(29)%
Research and development credit	(1,980)	113%	(243)	10%	(1,279)	7%
Other	(41)	2%	140	(6)%	(331)	2%
Income tax provision (benefit) at effective tax rate	$—	(0)%	$85	(4)%	$(130)	1%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$34,808	$33,211
Tax credit carryover	10,905	8,963
Operating lease right-of-use assets	3,482	1,686
Stock-based compensation	1,114	1,101
Acquired intangible assets	256	53
Deferred revenue	18	19
Other	26	14
Gross deferred tax assets	50,609	45,047
Valuation allowance	(45,111)	(42,153)
Net deferred tax assets	$5,498	$2,894
Deferred tax liabilities:
Operating lease liabilities	$(3,468)	$(1,533)
Accruals and reserves	(1,994)	(1,265)
Fixed assets depreciation	(36)	(96)
Gross deferred tax liabilities	$(5,498)	$(2,894)
Net deferred taxes	$—	$—

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance for fiscal 2022 and 2021 were increases of $3.0 million and $0.6 million, respectively.

Ooma | FY2022 Form 10-K | 80

As of January 31, 2022, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $125.1 million and $94.8 million, respectively, available to offset future taxable income. If not utilized, these available carryforward losses will expire in various amounts for federal and state tax purposes beginning in 2030. In addition, the Company had research and development tax credits for federal and state purposes of approximately $10.5 million and $9.8 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030. California state research and development tax credits can be carried forward indefinitely.

Immaterial Corrections of Prior Period Disclosures. Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended January 31, 2021, the Company identified certain errors relating to its presentation of deferred tax assets, specifically net operating loss carryforwards and the associated valuation allowance for state tax purposes. As a result, the previously reported net operating loss carryforwards deferred tax asset and the valuation allowance were each reduced by $7.4 million. These corrections had no impact on the Company’s income tax provision (benefit) reported in the consolidated statements of operations and no impact on net deferred taxes in the consolidated balance sheet as of and for the year ended January 31, 2021. The Company has evaluated the materiality of these errors based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in the aggregate.

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $8.1 million as of January 31, 2022. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Balance at January 31, 2020	$6,017
Decrease related to prior year positions	(362)
Increase related to current year tax positions	987
Balance at January 31, 2021	6,642
Increase related to current year tax positions	1,448
Balance at January 31, 2022	$8,090

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will increase or decrease within 12 months of the year ended January 31, 2022.

Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all tax years from 2009 through the current period.

Ooma | FY2022 Form 10-K | 81

Note 11:  Commitments and Contingencies

Purchase Commitments

As of January 31, 2022 and 2021, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $19.4 million and $5.4 million, respectively.

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

As of January 31, 2022 and 2021, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments. On April 1, 2020, the Company filed a Notice of Appeal with the Supreme Court of the State of Oregon and on December 23, 2021, the Supreme Court of Oregon issued a decision upholding the assessment. The Company intends to file a petition for writ of certiorari with the United States Supreme Court.  Litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome, even assuming the United States Supreme Court grants the Company’s petition. In prior fiscal years, the Company recorded and has paid cumulative charges of $0.6 million to the DOR as its best estimate of probable loss related to the Assessments.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company to cease describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. During the week of January 17, 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues, and the parties are awaiting the Court to issue its ruling. The Company intends to continue to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Canadian Litigation is not estimable.

Ooma | FY2022 Form 10-K | 82

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

Note 12:  Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a three year credit and security agreement (“Credit Agreement”) with KeyBank National Association as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $25.0 million, which includes a $10.0 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for working capital and other general corporate purposes.

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

As of January 31, 2022, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2022 Form 10-K | 83

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

Intangible assets acquired consisted of customer relationships of $5.8 million and trade names of $0.3 million.  The acquisition of Broadsmart was treated as an asset purchase for income tax purposes, and therefore, the transaction did not result in the recording of deferred taxes as the Company's tax basis in the acquired assets equaled its book basis. The resulting goodwill from this acquisition was deductible for U.S. income tax purposes.

Note 14:  Net Loss Per Share

Basic and diluted net loss per share of common stock is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive because the Company reported net losses for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2022	2021	2020
Numerator
Net loss	$(1,751)	$(2,441)	$(18,801)
Denominator
Weighted-average common shares	23,473,849	22,361,312	21,051,039
Basic and diluted net loss per share	$(0.07)	$(0.11)	$(0.89)

Potentially dilutive securities of approximately 2.8 million, 3.3 million and 3.2 million were excluded from the computation of diluted net loss per share for fiscal 2022, 2021 and 2020, respectively. These shares include the Company’s outstanding RSUs, outstanding stock options and shares to be purchased under the ESPP at the end of the respective purchase period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Note 15:  Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $0.7 million for each of the fiscal years 2022, 2021 and 2020.

Ooma | FY2022 Form 10-K | 84

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Ooma | FY2022 Form 10-K | 85

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2022, which we refer to as our 2022 Proxy Statement, and is incorporated herein by reference. The Company has a “Code of Ethics and Business Conduct for Employees, Officers and Directors” that applies to all of our employees, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and our Board of Directors. A copy of this code is available on our website at http://investors.ooma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct for Employees, Officers and Directors by posting such information on our investor relations website under the heading “Corporate Governance—Governance Documents” at http://investors.ooma.com.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight, “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2022 Proxy Statement and is incorporated herein by reference.

Ooma | FY2022 Form 10-K | 86

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2022 Form 10-K | 87

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certification of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.3	Form of Senior Indenture	S-3	4.2	12/23/2019
4.4	Form of Subordinated Indenture	S-3	4.4	12/23/2019

4.5	Description of Securities	10-K	4.5	4/14/2020
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.7	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.8	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.9+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	06/08/2018

10.10	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.11	Credit and Security Agreement by and among the Company and KeyBank National Association, dated as of January 8, 2021	10-K	10.12	04/07/2021

10.12	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	06/09/2021

10.13+	Transition and Consulting Agreement between the Company and Ravi Narula dated June 15, 2021	Filed herewith

Ooma | FY2022 Form 10-K | 88

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed

10.14+	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	10-Q	10.14	12/08/2021

10.15+	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	10-Q	10.15	12/08/2021

10.16+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	10-Q	10.16	12/08/2021

10.17+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	10-Q	10.17	12/08/2021

10.18+	Amended Form of Executive Change in Control and Severance Agreement	10-Q	10.18	12/08/2021

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma | FY2022 Form 10-K | 89

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2022	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Eric B. Stang, Shig Hamamatsu and Jenny C. Yeh, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 8, 2022

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 8, 2022

/s/ Susan Butenhoff Susan Butenhoff	Director	April 8, 2022

/s/ Andrew Galligan Andrew Galligan	Director	April 8, 2022

/s/ Peter J. Goettner Peter J. Goettner	Director	April 8, 2022

/s/ Judi A. Hand Judi A. Hand	Director	April 8, 2022

/s/ Russell Mann Russell Mann	Director	April 8, 2022

/s/ William D. Pearce William D. Pearce	Lead Director	April 8, 2022
/s/ Jenny Yeh Jenny Yeh	Vice President, General Counsel and Director	April 8, 2022

Ooma | FY2022 Form 10-K | 90