Form 10-Q
period 2022-04-30
OOMA INC
filed 2022-06-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 31, 2022, there were 24.3 million shares of the registrant’s common stock outstanding.

Ooma | FY2023 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	April 30, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,653	$19,667
Short-term investments	10,127	11,613
Accounts receivable, net	5,622	7,310
Inventories	14,356	13,841
Other current assets	16,077	13,598
Total current assets	67,835	66,029
Property and equipment, net	6,992	6,481
Operating lease right-of-use assets	13,995	14,396
Intangible assets, net	3,881	4,208
Goodwill	4,264	4,264
Other assets	14,254	13,875
Total assets	$111,221	$109,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,946	$7,507
Accrued expenses and other current liabilities	17,198	22,823
Deferred revenue	16,392	16,600
Total current liabilities	45,536	46,930
Long-term operating lease liabilities	10,833	11,194
Other long-term liabilities	58	73
Total liabilities	56,427	58,197
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock $0.0001 par value: 100 million shares authorized; 24.3 million and 23.9 million shares issued and outstanding, respectively	5	4
Additional paid-in capital	184,402	179,860
Accumulated other comprehensive loss	(59)	(20)
Accumulated deficit	(129,554)	(128,788)
Total stockholders’ equity	54,794	51,056
Total liabilities and stockholders’ equity	$111,221	$109,253

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2022	April 30, 2021
Revenue:
Subscription and services	$46,723	$41,965
Product and other	3,614	3,607
Total revenue	50,337	45,572

Cost of revenue:
Subscription and services	13,209	12,339
Product and other	5,176	5,151
Total cost of revenue	18,385	17,490
Gross profit	31,952	28,082

Operating expenses:
Sales and marketing	16,151	14,016
Research and development	10,498	9,307
General and administrative	6,062	5,725
Total operating expenses	32,711	29,048
Loss from operations	(759)	(966)
Interest and other income, net	33	79
Loss before income taxes	(726)	(887)
Income tax provision	(40)	—
Net loss	$(766)	$(887)

Net loss per share of common stock:
Basic and diluted	$(0.03)	$(0.04)
Weighted-average shares of common stock outstanding:
Basic and diluted	24,116,144	23,053,512

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2022	April 30, 2021
Cash flows from operating activities:
Net loss	$(766)	$(887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,337	3,194
Depreciation and amortization of capital expenditures	850	773
Amortization of intangible assets	326	326
Amortization of operating lease right-of-use assets	717	818
Other	15	10
Changes in operating assets and liabilities:
Accounts receivable, net	1,688	1,162
Inventories and deferred inventory costs	(493)	(1,206)
Prepaid expenses and other assets	(2,681)	(970)
Accounts payable, accrued expenses and other liabilities	(1,951)	(2,470)
Deferred revenue	(223)	(326)
Net cash provided by operating activities	819	424

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	4,800	6,900
Purchases of short-term investments	(3,380)	(6,043)
Capital expenditures	(1,459)	(665)
Net cash (used in) provided by investing activities	(39)	192

Cash flows from financing activities:
Proceeds from issuance of common stock	1,554	1,469
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(348)	(485)
Net cash provided by financing activities	1,206	984
Net increase in cash and cash equivalents	1,986	1,600
Cash and cash equivalents at beginning of period	19,667	17,298
Cash and cash equivalents at end of period	$21,653	$18,898

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,794

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive loss	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838

(1) Additional paid-in capital
(2) Accumulated other comprehensive (loss) income

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 6

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Overview

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) provides leading communications services and related technologies for businesses and consumers, delivered from its smart software-as-a-service (“SaaS”) and unified communications platforms. The Company is headquartered in Sunnyvale, California.

Fiscal Year.  The Company’s fiscal year ends on January 31. References to fiscal 2023 and fiscal 2022 refer to the fiscal year ending January 31, 2023 and the fiscal year ended January 31, 2022, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2022 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC on April 8, 2022 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

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

Ooma | FY2023 Form 10-Q | 7

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Subscription and services revenue	$46,723	$41,965
Product and other revenue	3,614	3,607
Total revenue	$50,337	$45,572

The Company derived approximately 50% and 47% of its total revenue from Ooma Business and approximately 47% and 51% from Ooma Residential for the three months ended April 30, 2022 and 2021, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	April 30, 2022	January 31, 2022
Customer A	14%	19%
Customer B	*	11%

* Less than 10% of net accounts receivable for the period indicated.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	April 30, 2022	January 31, 2022
Subscription and services	$16,392	$16,614
Product and other	58	59
Total deferred revenue	$16,450	16,673
Less: current deferred revenue	16,392	16,600
Non-current deferred revenue included in other long-term liabilities	$58	$73

During the three months ended April 30, 2022, the Company recognized revenue of approximately $9.9 million pertaining to amounts deferred as of January 31, 2022. As of April 30, 2022, deferred revenue was primarily composed of subscription contracts invoiced during the first quarter of fiscal 2023, as well as amounts recorded during fiscal 2022 for annual contracts.

Remaining Performance Obligations. As of April 30, 2022, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $9.1 million. The Company expects to recognize revenue on approximately 53% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2023 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3:  Fair Value Measurements

The Company estimates and categorizes fair value by applying the following hierarchy:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:	Observable prices based on inputs not quoted in active markets, but are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of April 30, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,434	$—	$2,434
Commercial paper	—	1,299	1,299
Total cash equivalents	$2,434	$1,299	$3,733
Cash			$17,920
Total cash and cash equivalents			$21,653

Short-term investments:
U.S. treasury securities	$5,037	$—	$5,037
Corporate debt securities	—	3,341	3,341
Commercial paper	—	1,749	1,749
Total short-term investments	$5,037	$5,090	$10,127

	Balance as of January 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,275	$—	$2,275
Total cash equivalents	$2,275	$—	$2,275
Cash			17,392
Total cash and cash equivalents			$19,667

Short-term investments:
U.S. treasury securities	$7,065	$—	$7,065
Commercial paper	—	4,548	4,548
Total short-term investments	$7,065	$4,548	$11,613

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	April 30, 2022	January 31, 2022
Due in one year or less	$9,644	$10,377
Due after one year to two years	483	1,236
Total	$10,127	$11,613

Ooma | FY2023 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2022	January 31, 2022
Finished goods	$10,655	$10,452
Raw materials	3,701	3,389
Total inventory	$14,356	$13,841

Acquired intangible assets, net

	As of
	April 30, 2022	January 31, 2022
Customer relationships	$3,561	$3,814
Developed technology	173	224
Trade names	147	170
Total intangible assets	$3,881	$4,208

Amortization expense for acquired intangible assets was $0.3 million for each of the three months ended April 30, 2022 and 2021.

Other current and non-current assets

	As of
	April 30, 2022	January 31, 2022
Deferred sales commissions, current	$6,736	$6,395
Inventory prepayments	4,090	1,462
Convertible note receivable (see "GTC" below)	1,818	1,773
Prepaid expenses and other	3,433	3,968
Total other current assets	$16,077	$13,598

Deferred sales commissions, non-current	$13,346	$13,228
Other non-current assets	908	647
Total other non-current assets	$14,254	$13,875

Customer Acquisition Costs.   Amortization expense for deferred sales commissions was $1.7 million and $1.3 million for the three months ended April 30, 2022 and 2021, respectively. There was no impairment in relation to the costs capitalized for the periods presented.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2022. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of April 30, 2022, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $1.8 million, including accrued interest. As of April 30, 2022, the Company had non-cancelable inventory purchase commitments to GTC of $1.4 million.

Ooma | FY2023 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities

	As of
	April 30, 2022	January 31, 2022
Payroll and related expenses	$5,964	$10,853
Regulatory fees and taxes	3,978	3,933
Short-term operating lease liabilities	3,248	3,260
Customer-related liabilities	1,236	1,587
Other	2,772	3,190
Total accrued expenses and other current liabilities	$17,198	$22,823

Ooma | FY2023 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5:  Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2022	January 31, 2022
Assets
Operating lease right-of-use assets	$13,995	$14,396
Total leased assets	$13,995	$14,396
Liabilities
Short-term operating lease liabilities	$3,248	$3,260
Long-term operating lease liabilities	10,833	11,194
Total lease liabilities	$14,081	$14,454

Weighted-average remaining lease term	5.6 years	5.8 years
Weighted-average discount rate	3.7%	3.7%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million for each of the three months ended April 30, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Cash payments for operating leases	$822	$980
Right-of-use assets recognized in exchange for new operating lease obligations	$316	$313

As of April 30, 2022, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2022
2023 remainder	$2,366
2024	3,175
2025	3,130
2026	1,721
2027	1,684
Thereafter	3,555
Total future minimum lease payments	15,631
Less: imputed interest	(1,550)
Present value of lease liabilities	$14,081

Ooma | FY2023 Form 10-Q | 12

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

Stock Options. Stock option activity for the three months ended April 30, 2022 was as follows:
		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2022	1,325	$8.93	$12,064
Granted	95	$16.69
Exercised	(48)	$3.18
Balance as of April 30, 2022	1,372	$9.67	$5,416
Vested and exercisable as of April 30, 2022	1,127	$8.49	$5,287

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2022 and 2021 was $0.6 million and $0.4 million, respectively. The weighted-average grant date fair value of options granted during the three months ended April 30, 2022 and 2021 was $8.06 and $7.89 per share, respectively.

Restricted Stock Units.  RSU activity for the three months ended April 30, 2022 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2022	1,312	$15.05
Granted	850	$16.68
Vested	(171)	$13.62
Canceled	(25)	$14.82
Balance as of April 30, 2022	1,966	$15.88

Employee Stock Purchase Plan.  During each of the three months ended April 30, 2022 and 2021, employees purchased 0.1 million shares at a weighted-average price of $10.22 and $10.07 per share, respectively.

Note 7: Stock-Based Compensation

Total compensation expense recognized for stock-based awards in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Cost of revenue	$233	$270
Sales and marketing	482	483
Research and development	1,106	1,066
General and administrative	1,516	1,375
Total stock-based compensation expense	$3,337	$3,194

As of April 30, 2022, there was $32.2 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2023 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8:  Income Taxes

The Company recorded income tax expense of $40 thousand during the three months ended April 30, 2022 and no income tax expense or benefit during the three months ended April 30, 2021. The Company continues to maintain a full valuation allowance against its deferred tax assets.

As of April 30, 2022, the Company had unrecognized tax benefits of $8.5 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2022 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2022.

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

Note 9: Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock because the effects of potentially dilutive securities are antidilutive as the Company reported net losses for all periods presented.

The following table sets forth the computation of the Company’s basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2022	April 30, 2021
Numerator
Net loss	$(766)	$(887)
Denominator
Weighted-average common shares	24,116,144	23,053,512
Basic and diluted net loss per share	$(0.03)	$(0.04)

Potentially dilutive securities of approximately 3.8 million shares were excluded from the computation of diluted net loss per share for each of the three months ended April 30, 2022 and 2021. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period. In the event the Company reported net income for the periods presented, a portion of these outstanding securities would be reflected in weighted-average shares outstanding for diluted earnings per share by application of the treasury method.

Ooma | FY2023 Form 10-Q | 14

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

As of April 30, 2022, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement.  Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Note 11:  Commitments and Contingencies

Purchase Commitments

As of April 30, 2022 and January 31, 2022, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $17.9 million and $19.4 million, respectively.

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

Ooma | FY2023 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 30, 2022, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments, and on December 23, 2021, the Supreme Court of Oregon issued a decision upholding the Assessments. The Company has filed a petition for writ of certiorari with the United States Supreme Court. However, litigation is unpredictable and there can be no assurances that the Company will obtain a favorable final outcome, even assuming the United States Supreme Court grants the Company’s petition. In prior fiscal years, the Company recorded and has paid cumulative charges of $0.6 million to the DOR as its best estimate of probable loss related to the Assessments.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company to cease describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues, and the parties are awaiting the Court to issue its ruling. The Company intends to continue to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Canadian Litigation is not estimable.

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

Ooma | FY2023 Form 10-Q | 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2022 filed with the SEC on April 8, 2022. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements.  Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We refer to Ooma Office, Ooma Enterprise and Ooma AirDial collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE and our smart security solutions.

First Quarter Fiscal 2023 Financial Performance

•	Total revenue was $50.3 million, up 10% year-over-year, primarily driven by the growth of Ooma Business.
•	Subscription and services revenue from Ooma Business grew 18% year-over-year.
•	Total gross margin was 63%, up from 62% in the prior year quarter.
•	Net loss was $0.8 million, improved from a $0.9 million loss in the prior year quarter.
•	Adjusted EBITDA was $3.9 million, up from $3.5 million in the prior year quarter, largely driven by our revenue growth.
•	As of April 30, 2022, we had total cash, cash equivalents and short-term investments of $31.8 million, up $0.5 million from $31.3 million as of January 31, 2022.

Ooma | FY2023 Form 10-Q | 17

Impact of COVID-19

We have remained focused on executing our growth strategy while adapting to the evolving changes in our market environment and business activities driven by the COVID-19 pandemic. We have continued to evaluate and refine our return to work strategy, as well as our investments in our go-to-market, channel development and product development efforts. We and our third-party reseller partners have experienced, and expect to continue to experience, challenges in attracting and retaining sales employees and contractors, which we believe is largely attributable to the ongoing effects of the pandemic. We have re-opened our corporate offices in the San Francisco Bay Area and certain other locations for employees to voluntarily return, electing to adopt a hybrid approach to working in our offices.

The severity and duration of the pandemic, including any resurgences, and the extent to which it may impact our business operations and financial results remains uncertain. In recent periods, we have increased our inventory levels to mitigate global supply chain disruptions caused by component shortages and longer lead times. However, these increased levels may result in excess and/or obsolete inventory in future periods. In addition, although we have seen improvement in our customer churn rate from the increased levels that we experienced in the early periods of the pandemic, our churn could again increase in future periods which may result in a decline to our core user growth rate. Moreover, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the effects of the pandemic have subsided. The overall effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods.

See “Risk Factors” in Part II, Item 1A below for more information on risks associated with the COVID-19 pandemic.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

The following table sets forth our key business metrics for each of the periods indicated (in thousands, except percentages):

	As of
	April 30, 2022	April 30, 2021
Core users	1,111	1,083
Annualized exit recurring revenue (AERR)	$182,657	$164,681
Net dollar subscription retention rate	96%	98%
Adjusted EBITDA	$3,857	$3,458

Core Users increased year-over-year, which was primarily driven by growth in business users. As of April 30, 2022, Ooma Business users comprised approximately 29% of our total core users, up from 26% as of April 30, 2021. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

Net Dollar Subscription Retention Rate decreased year-over-year due to lower growth year-over-year in average revenue per user. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

For definitions of each of these key metrics, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Ooma | FY2023 Form 10-Q | 18

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of acquired intangible assets, stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.  Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•	Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, and amortization of acquired intangible assets; and
•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss (the most directly comparable GAAP financial measure) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
GAAP net loss	$(766)	$(887)
Reconciling items:
Interest and other income, net	(33)	(79)
Income tax provision	40	—
Depreciation and amortization of capital expenditures	850	773
Amortization of acquired intangible assets	326	326
Stock-based compensation and related taxes	3,440	3,325
Adjusted EBITDA	$3,857	$3,458

Ooma | FY2023 Form 10-Q | 19

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business and Ooma Residential and to a lesser extent from payments associated with our Talkatone mobile application. We expect our subscription and services revenue to grow as we expand our core user base, driven primarily by growth in Ooma Business.

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

Research and development expenses are focused on developing new and expanded features for our solutions and improvements to our platforms and backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including third-party development, and allocated overhead costs. We expect our research and development expenses to increase in absolute dollars.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars.

Ooma | FY2023 Form 10-Q | 20

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Revenue:
Subscription and services	$46,723	$41,965
Product and other	3,614	3,607
Total revenue	50,337	45,572

Cost of revenue:
Subscription and services	13,209	12,339
Product and other	5,176	5,151
Total cost of revenue	18,385	17,490
Gross profit	31,952	28,082

Operating expenses:
Sales and marketing	16,151	14,016
Research and development	10,498	9,307
General and administrative	6,062	5,725
Total operating expenses	32,711	29,048
Loss from operations	(759)	(966)
Interest and other income, net	33	79
Loss before income taxes	(726)	(887)
Income tax provision	(40)	—
Net loss	$(766)	$(887)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Cost of revenue	$248	$289
Sales and marketing	504	509
Research and development	1,143	1,115
General and administrative	1,545	1,412
Total stock-based compensation and related taxes	$3,440	$3,325

Ooma | FY2023 Form 10-Q | 21

Comparison of the three months ended April 30, 2022 and 2021 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2022	April 30, 2021	Change
Revenue:
Subscription and services	$46,723	$41,965	$4,758	11%
Product and other	3,614	3,607	7	0%
Total revenue	$50,337	$45,572	$4,765	10%
Percentage of revenue:
Subscription and services	93%	92%
Product and other	7%	8%
Total	100%	100%

Three months ended April 30, 2022 Compared to Three months ended April 30, 2021

We derived approximately 50% and 47% of our total revenue from Ooma Business and approximately 47% and 51% from Ooma Residential for the three months ended April 30, 2022 and 2021, respectively.

Subscription and services revenue increased $4.8 million or 11% year-over-year, primarily attributable to an increase in our core business users and an increase in the average revenue per user, driven by the growth in sales of Ooma Business and a higher mix of sales of our Office Pro tier service.  Subscription and services revenue from Ooma Business and Ooma Residential grew 18% and 4% year-over-year, respectively.

Product and other revenue was comparable to the prior year quarter.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2022	April 30, 2021	Change
Cost of revenue:
Subscription and services	$13,209	$12,339	$870	7%
Product and other	5,176	5,151	25	0%
Total cost of revenue	$18,385	$17,490	$895	5%
Gross margin:
Subscription and services	72%	71%
Product and other	(43)%	(43)%
Total	63%	62%

Three months ended April 30, 2022 Compared to Three months ended April 30, 2021

Subscription and services gross margin of 72% increased year-over-year from 71%, reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.9 million or 7% year-over-year, primarily due to a $0.6 million increase in infrastructure costs and $0.3 million increase in personnel-related costs that support the growth of Ooma Business.

Product and other revenue gross margin of negative 43% was comparable to the prior year quarter.

Ooma | FY2023 Form 10-Q | 22

Operating expenses

	Three Months Ended
	April 30, 2022	April 30, 2021	Change
Sales and marketing	$16,151	$14,016	$2,135	15%
Research and development	10,498	9,307	1,191	13%
General and administrative	6,062	5,725	337	6%
Total operating expenses	$32,711	$29,048	$3,663	13%

Three months ended April 30, 2022 Compared to Three months ended April 30, 2021

Sales and marketing expenses increased $2.1 million or 15% year-over-year, reflecting a $1.7 million increase in advertising and marketing costs and a $0.4 million increase in amortization of capitalized sales commissions. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and development expenses increased $1.2 million or 13% year-over-year, primarily due to a $1.0 million increase in personnel-related costs, driven by higher headcount, and a $0.2 million increase in other engineering costs. Overall, the year-over-year increase in research and development was designed to support our efforts in the development of new features for both Ooma Office and Ooma Enterprise, as well as new products such as Ooma AirDial.

General and administrative expenses increased $0.3 million or 6% year-over-year, primarily due to increases in personnel-related costs and professional services costs to scale with the overall growth of our business.

Ooma | FY2023 Form 10-Q | 23

Liquidity and Capital Resources

As of April 30, 2022, we had $31.8 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

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

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Net cash provided by operating activities	$819	$424
Net cash (used in) provided by investing activities	(39)	192
Net cash provided by financing activities	1,206	984
Net increase in cash and cash equivalents	$1,986	$1,600

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2022	April 30, 2021
Net loss	$(766)	$(887)
Non-cash charges	5,245	5,121
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,688	1,162
Increase in inventories and deferred inventory costs	(493)	(1,206)
Increase in prepaid expenses and other assets	(2,681)	(970)
Decrease in accounts payable, accrued expenses and other liabilities	(1,951)	(2,470)
Decrease in deferred revenue	(223)	(326)
Net cash provided by operating activities	$819	$424

For the three months ended April 30, 2022, our net loss of $0.8 million included non-cash charges of $5.2 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2022 included:

•	a decrease of $1.7 million in accounts receivable due to the timing of customer cash collections
•	an increase of $0.5 million in inventories and deferred inventory costs to mitigate the risk of global supply chain disruptions caused by component shortages and longer lead times
•	an increase of $2.7 million in prepaid expenses and other current and non-current assets primarily due to inventory prepayments and the capitalization of sales commissions
•	a net decrease of $2.0 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for the three months ended April 30, 2022 increased $0.4 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments as well as a decrease in net loss. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2023 Form 10-Q | 24

Investing Activities

For the three months ended April 30, 2022, cash used in investing activities consisted of short-term investment purchases of $3.4 million and capital expenditures of $1.5 million that were largely offset by proceeds of $4.8 million from maturities and sales of short-term investments. Cash used by investing activities increased $0.2 million year-over-year, which reflected higher capital expenditures due to international expansion and the timing of payments.

Financing Activities

For the three months ended April 30, 2022, cash provided by financing activities was $1.2 million, which consisted of proceeds of $1.6 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $0.3 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.2 million year-over-year, which reflected higher proceeds from common stock issuances.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25 million and, subject to certain conditions, may be increased to up to $45 million. As of April 30, 2022, we have no outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 5: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

There were no material changes to our use of estimates or critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Ooma | FY2023 Form 10-Q | 25

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of fiscal 2023. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are primarily working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Ooma | FY2023 Form 10-Q | 26

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

Ooma | FY2023 Form 10-Q | 27

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

Ooma | FY2023 Form 10-Q | 28

Risks Related to Our Business and Our Industry

If we are unable to attract new users of our services on a cost-effective basis our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new users on a cost-effective basis. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels could increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenue generated by such expenses, and we may fail to experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. New users are drawn to our products and services by rankings circulated by organizations such as Amazon, Apple and Google app stores and highly regarded publications such as PCMag and Consumer Reports. If we are unable to maintain effective advertising programs and garner favorable rankings, our ability to attract new customers could be materially and adversely affected, which could lead us to increase our advertising and marketing expenditures substantially, and our results of operations may suffer.

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

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to three years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term.  Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our financial performance and core user growth resulting in a significant impact on our results of operations, and increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Ooma | FY2023 Form 10-Q | 29

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

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as the continuing impact of the COVID-19 pandemic, global conflicts and other factors. For example, the Chinese government has from time to time imposed certain restrictions on movement of people and goods to limit the spread of COVID-19, including recently, which has disrupted supply chains globally. Further, many other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed.

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to, or perform services for, us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable or unwilling to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

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

We outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in a number of international locations, including Russia. Our dependence on third-party contractors creates numerous risks; in particular, international sanctions imposed as a result of Russia’s ongoing invasion of Ukraine could limit our ability to transact with our third-party software development contractors in Russia, which could disrupt or delay current or future planned research and development activities, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies.

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

Ooma | FY2023 Form 10-Q | 30

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we may have been subject to undetected distributed denial-of-service, or DDOS cyberattacks, or other forms of attacks by hackers intent on bringing down our services or accessing confidential information, and we may be subject to DDOS and other forms of attacks in the future. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, cybersecurity researchers anticipate an increase in cyber-attack activity in connection with Russia’s invasion of Ukraine.  We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Additionally, third parties may attempt to fraudulently induce domestic and international employees, consultants or customers into disclosing sensitive information, such as user names, passwords or customer proprietary network information, or CPNI, or other information in order to gain access to our customers' data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer's bill. Third parties may also attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information regarding our intellectual property and other confidential business information, or our information technology systems. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and contractors may be vulnerable to heightened risks of cyber-attacks, including from or affiliated with nation-state actors, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services and products. Any compromise or perceived compromise of our security could damage our reputation with our end-customers, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

Please see below under “Risks Related to Security, IT Systems and Intellectual Property” for further risks related to security breaches.

Ooma | FY2023 Form 10-Q | 31

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

Although we have seen improvement in our customer churn rate from increased levels during the early periods of the pandemic, our churn could again increase in future periods, which may result in a decline to our user growth rate. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, due to the lingering effects that the COVID-19 pandemic may have on their business. A significant portion of our current revenues come from small and medium-sized businesses and these customers may be especially susceptible to the negative economic impact stemming from the pandemic, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, close some of their physical stores and make other operational changes, which may negatively affect our sales and operating results.

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

Ooma | FY2023 Form 10-Q | 32

We face competition in our markets by our competitors and may lack sufficient financial or other resources to compete successfully. Mergers or other strategic transactions involving our competitors could adversely affect our ability to compete effectively and harm our results of operations.

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. We face continued competition from established communications providers, such as AT&T Inc., Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc; as well as traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud. Additionally, we recently entered the plain old telephone service (“POTS”) replacement market and our new AirDial product will face competition from other companies, such as AT&T Inc., Verizon Communications Inc., Granite Telecommunications LLC and POTS replacement manufacturers such as DataRemote Inc., promoting their own POTS-related products and solutions.

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

Ooma | FY2023 Form 10-Q | 33

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we will need to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. We currently offer support almost exclusively in English. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

Ooma | FY2023 Form 10-Q | 34

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

Ooma | FY2023 Form 10-Q | 35

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
•

our ability to effectively transact with our third-party software development contractors in Russia, including any disruptions or delays in research and development activities due to international sanctions imposed as a result of Russia’s ongoing invasion of Ukraine;

•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage any such acquisitions;

Ooma | FY2023 Form 10-Q | 36

•	how well we execute on our strategy and operating plans and the impact of changes in our business model that could adversely impact our results of operations and financial condition;
•	the impact of worldwide economic, industry, and market conditions, such as higher levels of inflation; and
•

quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics.

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

Ooma | FY2023 Form 10-Q | 37

If we are not able to manage our inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices, as well as new products such as AirDial, frequently have lead times of several months for delivery and are built based on our estimates of future demand. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions.  In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

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

Ooma | FY2023 Form 10-Q | 38

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

However, our future success will also depend on our ability to introduce and sell new services, such as Ooma Office Pro Plus, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as Ooma AirDial in the first quarter of fiscal 2023, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Moreover, the market for POTS line replacement is relatively new and the launch of Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2023 Form 10-Q | 39

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

Ooma | FY2023 Form 10-Q | 40

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

•	exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•	restrictions on the transfer of funds;
•	international conflict and sanctions, such as those resulting from Russia’s ongoing invasion of Ukraine;
•	deterioration of political relations between the U.S. and other countries; and
•	political or social unrest or economic instability in a specific country or region, which could have an adverse impact on our third-party software development and quality assurance operations there.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business.

Ooma | FY2023 Form 10-Q | 41

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

Ooma | FY2023 Form 10-Q | 42

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

Also, a number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. For example, the California Internet Consumer Protection and Net Neutrality Act of 2018 mandated that all broadband services in California must be provided in accordance with state net neutrality requirements. The law has been challenged by telecom and broadband industry groups. However, the Ninth Circuit Court of Appeals upheld the law on January 28, 2022. It is possible the plaintiffs will petition the court to review the decision en banc or petition the United States Supreme Court for review. We cannot predict whether the FCC orders or state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC. The FCC’s orders could affect the market for broadband internet access service in a way that impacts our business, for example by increasing the cost of broadband internet service and thereby depressing demand for our services, by increasing the costs of services we purchase or by creating tiers of internet access service and by either charging us for or prohibiting us from being available through these tiers, and we cannot predict the impact of these events upon our business and results of operations.

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

Ooma | FY2023 Form 10-Q | 43

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

Ooma | FY2023 Form 10-Q | 44

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

Despite our efforts to implement our intellectual property strategy, we may not be able to protect or enforce our proprietary rights in the U.S. or internationally (where effective intellectual property protection may be unavailable or limited). For example, we have entered into agreements containing confidentiality and invention assignment provisions in connection with the outsourcing of certain software development, quality assurance and development activities to third-party contractors in a number of international locations, including third-party contractors located in Russia. We have also entered into an agreement containing a confidentiality provision with a third-party contractor located in the Philippines, where we have outsourced a significant portion of our customer support function. Such agreements may not adequately protect our proprietary rights in the applicable jurisdictions and foreign countries, as their respective laws may not protect proprietary rights to the same extent as the laws of the U.S. In addition, our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

Ooma | FY2023 Form 10-Q | 45

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

Ooma | FY2023 Form 10-Q | 46

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

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers like us, who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, effective June 30, 2021, voice service providers in the U.S. were required to either fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Canada is also currently in the process of implementing STIR/SHAKEN requirements. Although we have implemented STIR/SHAKEN in the U.S. and are in the process of implementing STIR/SHAKEN in Canada, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers.  Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

Ooma | FY2023 Form 10-Q | 47

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

Ooma | FY2023 Form 10-Q | 48

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

Ooma | FY2023 Form 10-Q | 49

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

Ooma | FY2023 Form 10-Q | 50

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

Ooma | FY2023 Form 10-Q | 51

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

Ooma | FY2023 Form 10-Q | 52

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

Ooma | FY2023 Form 10-Q | 53

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, or may fluctuate or decline, resulting in a substantial loss of your investment.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the U.S. and global economies or financial markets, including as a result of public health crises and global conflicts, such Russia’s ongoing invasion of Ukraine.

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

Ooma | FY2023 Form 10-Q | 54

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

Ooma | FY2023 Form 10-Q | 55

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes.  In addition, our third-party contract manufacturer facilities in China and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contactors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia would not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Additionally, climate change concerns and the potential resulting environmental impact may result in new or more stringent environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.

Ooma | FY2023 Form 10-Q | 56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2023 Form 10-Q | 57

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.19	Side Letter between the Company and Ravi Narula dated May 2, 2022	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2023 Form 10-Q | 58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 7, 2022	By:	/s/ Eric B. Stang
Date: June 7, 2022	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2023 Form 10-Q | 59