Form 10-Q
period 2022-07-31
OOMA INC
filed 2022-09-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of August 31, 2022, there were 24.3 million shares of the registrant’s common stock outstanding.

Ooma | FY2023 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	July 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$16,192	$19,667
Short-term investments	6,277	11,613
Accounts receivable, net	6,592	7,310
Inventories	21,075	13,841
Other current assets	14,968	13,598
Total current assets	65,104	66,029
Property and equipment, net	7,698	6,481
Operating lease right-of-use assets	14,663	14,396
Intangible assets, net	11,690	4,208
Goodwill	8,695	4,264
Other assets	15,132	13,875
Total assets	$122,982	$109,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,968	$7,507
Accrued expenses and other current liabilities	22,904	22,823
Deferred revenue	17,686	16,600
Total current liabilities	53,558	46,930
Long-term operating lease liabilities	11,076	11,194
Other long-term liabilities	48	73
Total liabilities	64,682	58,197
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	187,571	179,860
Accumulated other comprehensive loss	(60)	(20)
Accumulated deficit	(129,216)	(128,788)
Total stockholders’ equity	58,300	51,056
Total liabilities and stockholders’ equity	$122,982	$109,253

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenue:
Subscription and services	$47,995	$43,537	$94,718	$85,502
Product and other	4,658	3,520	8,272	7,127
Total revenue	52,653	47,057	102,990	92,629

Cost of revenue:
Subscription and services	12,675	12,326	25,884	24,665
Product and other	6,161	5,428	11,337	10,579
Total cost of revenue	18,836	17,754	37,221	35,244
Gross profit	33,817	29,303	65,769	57,385

Operating expenses:
Sales and marketing	17,432	14,331	33,583	28,347
Research and development	11,119	9,416	21,617	18,723
General and administrative	6,912	6,014	12,974	11,739
Total operating expenses	35,463	29,761	68,174	58,809
Loss from operations	(1,646)	(458)	(2,405)	(1,424)
Interest and other income, net	17	19	50	98
Loss before income taxes	(1,629)	(439)	(2,355)	(1,326)
Income tax benefit	1,967	—	1,927	—
Net income (loss)	$338	$(439)	$(428)	$(1,326)

Net income (loss) per share of common stock:
Basic and diluted	$0.01	$(0.02)	$(0.02)	$(0.06)

Weighted-average shares of common stock outstanding:
Basic	24,388,275	23,359,715	24,254,465	23,209,151
Diluted	24,873,764	23,359,715	24,254,465	23,209,151

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(428)	$(1,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	6,842	6,515
Depreciation and amortization of capital expenditures	1,739	1,548
Amortization of intangible assets	698	652
Amortization of operating lease right-of-use assets	1,449	1,531
Deferred income tax benefit	(2,043)	—
Other	26	24
Changes in operating assets and liabilities:
Accounts receivable, net	973	400
Inventories and deferred inventory costs	(7,158)	(1,600)
Prepaid expenses and other assets	(2,326)	(3,007)
Accounts payable, accrued expenses and other liabilities	2,690	(2,127)
Deferred revenue	520	384
Net cash provided by operating activities	2,982	2,994

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	9,125	9,900
Purchases of short-term investments	(3,869)	(8,859)
Capital expenditures	(2,812)	(1,742)
Business acquisition	(9,771)	—
Net cash used in investing activities	(7,327)	(701)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,554	1,621
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(684)	(1,145)
Net cash provided by financing activities	870	476
Net (decrease) increase in cash and cash equivalents	(3,475)	2,769
Cash and cash equivalents at beginning of period	19,667	17,298
Cash and cash equivalents at end of period	$16,192	$20,067

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,794
Shares repurchased for tax withholdings on RSU vesting	(336)	—	—	(336)
Stock-based compensation	3,505	—	—	3,505
Changes in other comprehensive loss	—	(1)	—	(1)
Net income	—	—	338	338
BALANCE - July 31, 2022	$187,576	$(60)	$(129,216)	$58,300

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC	AOCI	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838
Issuance of common stock under equity-based plans	152	—	—	152
Shares repurchased for tax withholdings on RSU vesting	(660)	—	—	(660)
Stock-based compensation	3,321	—	—	3,321
Changes in other comprehensive income	—	(2)	—	(2)
Net loss	—	—	(439)	(439)
BALANCE - July 31, 2021	$173,572	$1	$(128,363)	$45,210

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

On July 22, 2022, the Company completed the acquisition of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and mid-size businesses. See Note 13: Business Acquisition.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Ooma, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss). For all periods presented, comprehensive income (loss) approximated net income (loss) in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.

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

Ooma | FY2023 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant Accounting Policies. Except for the addition of business combinations below, there have been no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report.

Business Combinations. The Company accounts for its business combinations using the acquisition method of accounting. The purchase consideration is allocated to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Management is required to make significant estimates and assumptions in determining fair values, especially with respect to intangible assets. Significant judgments and estimates in valuing intangible assets include, but are not limited to, the selection of valuation methodologies, expected future revenue and cash flows, expected customer attrition rates from acquired customers, future changes in technology, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as information on the facts and circumstances that existed as of the acquisition date becomes available. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

Ooma | FY2023 Form 10-Q | 8

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2: Revenue and Deferred Revenue

The Company derives its revenue from two sources:

Subscription and Services Revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual and multi-year subscriptions, typically ranging up to three years. Subscription revenue is generally recognized ratably over the contractual service term.

Product and Other Revenue is generated primarily from the sale of on-premise appliances and end-point devices, including shipping and handling fees for direct customers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control transfers, which is typically when it delivers the product.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Subscription and services revenue	$47,995	$43,537	$94,718	$85,502
Product and other revenue	4,658	3,520	8,272	7,127
Total revenue	$52,653	$47,057	$102,990	$92,629

The Company derived approximately 50% and 48% of its total revenue from Ooma Business and approximately 47% and 50% from Ooma Residential for the three months ended July 31, 2022 and 2021, respectively. The Company derived approximately 50% and 47% of its total revenue from Ooma Business and approximately 47% and 50% from Ooma Residential for the six months ended July 31, 2022 and 2021, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	July 31, 2022	January 31, 2022
Customer A	16%	19%
Customer B	*	11%
* Less than 10% of net accounts receivable for the period indicated.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	July 31, 2022	January 31, 2022
Subscription and services	$17,671	$16,614
Product and other	63	59
Total deferred revenue	$17,734	16,673
Less: current deferred revenue	17,686	16,600
Non-current deferred revenue included in other long-term liabilities	$48	$73

During the three and six months ended July 31, 2022, the Company recognized revenue of approximately $3.0 million and $13.0 million, respectively, pertaining to amounts deferred as of January 31, 2022. As of July 31, 2022, deferred revenue was primarily composed of subscription contracts invoiced during the first half of fiscal 2023, as well as amounts recorded during fiscal 2022 for annual contracts.

Remaining Performance Obligations. As of July 31, 2022, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $10.5 million. The Company expects to recognize revenue on approximately 52% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of July 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$6,609	$—	$6,609
U.S. treasury securities	1,001	—	1,001
Total cash equivalents	$7,610	$—	7,610
Cash			8,582
Total cash and cash equivalents			$16,192

Short-term investments:
U.S. treasury securities	$2,462	$—	$2,462
Corporate debt securities	—	3,815	3,815
Total short-term investments	$2,462	$3,815	$6,277

	Balance as of January 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,275	$—	$2,275
Total cash equivalents	$2,275	$—	2,275
Cash			17,392
Total cash and cash equivalents			$19,667

Short-term investments:
U.S. treasury securities	$7,065	$—	$7,065
Commercial paper	—	4,548	4,548
Total short-term investments	$7,065	$4,548	$11,613

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	July 31, 2022	January 31, 2022
Due in one year or less	$5,793	$10,377
Due after one year to two years	484	1,236
Total	$6,277	$11,613

Ooma | FY2023 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2022	January 31, 2022
Finished goods	$12,196	$10,452
Raw materials	8,879	3,389
Total inventory	$21,075	$13,841

Other current and non-current assets

	As of
	July 31, 2022	January 31, 2022
Deferred sales commissions, current	$7,036	$6,395
Inventory prepayments	2,516	1,462
Convertible note receivable (see "GTC" below)	1,865	1,773
Prepaid expenses and other	3,551	3,968
Total other current assets	$14,968	$13,598

Deferred sales commissions, non-current	$13,396	$13,228
Other assets	1,736	647
Total other non-current assets	$15,132	$13,875

Customer Acquisition Costs. Amortization expense for deferred sales commissions was $1.8 million and $1.4 million for the three months ended July 31, 2022 and 2021, respectively, and $3.6 million and $2.8 million for the six months ended July 31, 2022 and 2021, respectively. There was no impairment in relation to the costs capitalized for the periods presented.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after September 30, 2022. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of July 31, 2022, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $1.9 million, including accrued interest. During the six months ended July 31, 2022, the Company made total payments to GTC of approximately $2.3 million for inventory purchases and related shipping costs. As of July 31, 2022, the Company did not have any non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	July 31, 2022	January 31, 2022
Payroll and related expenses	$8,907	$10,853
Regulatory fees and taxes	3,991	3,933
Short-term operating lease liabilities	3,711	3,260
Customer-related liabilities	1,457	1,587
Other	4,838	3,190
Total accrued expenses and other current liabilities	$22,904	$22,823

Ooma | FY2023 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets and Goodwill

For the three and six months ended July 31, 2022, the Company recognized intangibles of $8.2 million and goodwill of $4.4 million in connection with a business acquisition completed in July 2022. See Note 13: Business Acquisition. The carrying amount of goodwill was $8.7 million and $4.3 million as of July 31, 2022 and January 31, 2022, respectively.

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of July 31, 2022			As of January 31, 2022
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,395	$(3,467)	$10,928	$6,735	$(2,921)	$3,814
Developed technology	2-5	2,209	(1,688)	521	1,809	(1,584)	225
Trade names	2-5	684	(443)	241	564	(395)	169
Total intangible assets		$17,288	$(5,598)	$11,690	$9,108	$(4,900)	$4,208

Amortization expense for acquired intangible assets was $0.4 million and $0.3 million for the three months ended July 31, 2022 and 2021, respectively, and $0.7 million for each of the six months ended July 31, 2022 and 2021.

At July 31, 2022, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2023 remainder	$1,548
2024	2,732
2025	2,507
2026	2,365
2027	1,810
Thereafter	728
Total	$11,690

Ooma | FY2023 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2022	January 31, 2022
Assets
Operating lease right-of-use assets	$14,663	$14,396
Total leased assets	$14,663	$14,396
Liabilities
Short-term operating lease liabilities	$3,711	$3,260
Long-term operating lease liabilities	11,076	11,194
Total lease liabilities	$14,787	$14,454

Weighted-average remaining lease term	5.1 years	5.8 years
Weighted-average discount rate	3.8%	3.7%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.2 million for each of the three months ended July 31, 2022 and 2021 and $2.4 million for each of the six months ended July 31, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Cash payments for operating leases	$825	$983	$1,647	$1,964
Right-of-use assets recognized in exchange for new operating lease obligations	$1,401	$9,514	$1,717	$9,827

As of July 31, 2022, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2022
2023 remainder	$1,791
2024	3,684
2025	3,650
2026	1,940
2027	1,684
Thereafter	3,555
Total future minimum lease payments	16,304
Less: imputed interest	(1,517)
Present value of lease liabilities	$14,787

Additionally, in August 2022, the Company entered into a new operating lease agreement to expand its customer contact center and warehouse facilities in Newark, California to scale with the Company's business growth. The lease commencement date is expected to occur on or before March 1, 2023. The lease expiration date will be 10 years after the commencement date. Total rental payments are approximately $6.9 million from the commencement date through the expiration date. The Company is also required to pay common area maintenance costs, property taxes and insurance, in accordance with the terms of the lease agreement.

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

Stock Options. Stock option activity for the six months ended July 31, 2022 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2022	1,325	$8.93	$12,064
Granted	95	$16.69
Exercised	(48)	$3.18
Balance as of July 31, 2022	1,372	$9.67	$4,473
Vested and exercisable as of July 31, 2022	1,151	$8.62	$4,404

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2022 and 2021 was $0.6 million and $0.8 million, respectively. The weighted-average grant date fair value of options granted during the six months ended July 31, 2022 and 2021 was $8.06 and $7.89 per share, respectively.

Restricted Stock Units. RSU activity for the six months ended July 31, 2022 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2022	1,312	$15.05
Granted	940	$16.42
Vested	(394)	$14.87
Canceled	(38)	$14.77
Balance as of July 31, 2022	1,820	$15.81

Employee Stock Purchase Plan. During each of the six months ended July 31, 2022 and 2021, employees purchased 0.1 million shares at a weighted-average price of $10.22 and $10.07 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Cost of revenue	$241	$282	$474	$552
Sales and marketing	528	502	1,010	985
Research and development	1,157	1,071	2,263	2,137
General and administrative	1,579	1,466	3,095	2,841
Total stock-based compensation expense	$3,505	$3,321	$6,842	$6,515

As of July 31, 2022, there was $29.8 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2023 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax benefit of $2.0 million and $1.9 million during the three and six months ended July 31, 2022 and no income tax expense or benefit during the three and six months ended July 31, 2021. The income tax benefit recorded in the second quarter of fiscal 2023 was primarily attributable to the release of a $2.0 million valuation allowance on certain preexisting deferred tax assets that were realized as a result of deferred tax liabilities assumed in the Company's acquisition of OnSIP in July 2022. See Note 13: Business Acquisition. As of July 31, 2022, the Company continues to maintain a full valuation allowance against its remaining deferred tax assets.

As of July 31, 2022, the Company had unrecognized tax benefits of $8.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2022 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2022.

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

Note 10: Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Numerator
Net income (loss)	$338	$(439)	$(428)	$(1,326)
Denominator
Basic weighted average common shares	24,388,275	23,359,715	24,254,465	23,209,151
Potentially dilutive shares from equity plans	485,489	—	—	—
Diluted weighted-average common shares	24,873,764	23,359,715	24,254,465	23,209,151

Basic and diluted net income (loss) per share	$0.01	$(0.02)	$(0.02)	$(0.06)

Potentially dilutive securities of approximately 0.7 million for the six months ended July 31, 2022 and approximately 1.4 million and 1.3 million for the three and six months ended July 31, 2021, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2023 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of July 31, 2022 and January 31, 2022, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $20.7 million and $19.4 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

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

As of July 31, 2022, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Oregon Tax Litigation

On August 30, 2016, the Oregon Department of Revenue (the “DOR”) issued tax assessments against the Company for the Oregon Emergency Communications Tax (the “Tax”), which the DOR alleges Ooma should have collected from its subscribers in Oregon and remitted to the DOR during the period between January 1, 2013 and March 31, 2016 (collectively, the “Assessments”). On March 2, 2020, Oregon Tax Court issued a decision upholding the Assessments, and on December 23, 2021, the Supreme Court of Oregon issued a decision upholding the Assessments. In prior fiscal years, the Company recorded and has paid cumulative charges of $0.6 million to the DOR as its probable loss related to the Assessments. The Company filed a petition for writ of certiorari with the United States Supreme Court, which was denied on June 21, 2022.

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

Ooma | FY2023 Form 10-Q | 16

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

As of July 31, 2022, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2023 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13: Business Acquisition

On July 22, 2022, the Company acquired all outstanding stock of Junction Networks, Inc. (dba “OnSIP”), a provider of cloud-based phone and unified communications services for small and mid-size businesses in the U.S. The Company believes the acquisition of OnSIP will accelerate overall growth of Ooma Business. The aggregate fair value consideration transferred for OnSIP was $9.8 million in cash, subject to customary working capital adjustments. The Company has included the financial results of OnSIP in the condensed consolidated financial statements from the date of acquisition, which for the three and six months ended July 31, 2022 were not material.

The following table summarizes the preliminary purchase price allocation (in thousands):

Fair Value
Accounts receivable	$255
Operating lease right-of-use asset	1,401
Other current and non-current assets	452
Intangible assets	8,180
Goodwill	4,431
Accounts payable and other liabilities	(1,448)
Deferred tax liability	(2,043)
Operating lease liability	(1,401)
Total purchase consideration	$9,827

Intangible assets acquired primarily consisted of customer relationships of $7.7 million, which represented the estimated fair values of the underlying relationships with OnSIP’s customer base and have an estimated useful life of five years as of the date of acquisition. The goodwill recognized was primarily attributable to the assembled workforce and is not expected to be deductible for income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed were based on management’s estimates and assumptions and may be subject to change as additional information is received and certain working capital adjustments to the purchase consideration are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain liabilities assumed, legal and other contingencies as of the acquisition date, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2021, the Company’s total revenue would have approximated $55.5 million and $50.3 million for the three months ended July 31, 2022 and 2021, respectively, and approximated $109.1 million and $99.1 million for the six months ended July 31, 2022 and 2021, respectively. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2021, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) for the OnSIP acquisition have not been presented because the impact was not material to the consolidated statements of operations.

Acquisition-related transaction costs charged to general and administrative expense during the three and six months ended July 31, 2022 were approximately $0.8 million.

Ooma | FY2023 Form 10-Q | 18

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

On July 22, 2022, we completed the acquisition of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and mid-size businesses, from Intrado Corp. for approximately $9.8 million in cash, subject to customary working capital adjustments. We believe the acquisition of OnSIP will accelerate overall growth of Ooma Business. OnSIP was not material to our financial statements for the periods presented because the acquisition occurred late in our second fiscal quarter.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE and our smart security solutions.

Second Quarter Fiscal 2023 Financial Performance

•
Total revenue was $52.7 million, up 12% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 17% year-over-year.
•
Total gross margin was 64%, up from 62% in the prior year quarter.
•
Net income was $0.3 million, compared to a net loss of $0.4 million in the prior year quarter.
•
Adjusted EBITDA was $4.0 million, compared to $4.1 million in the prior year quarter.
•
As of July 31, 2022, we had total cash, cash equivalents and short-term investments of $22.5 million, compared to $31.3 million as of January 31, 2022. Cash usage reflected our business acquisition of OnSIP for $9.8 million.

Ooma | FY2023 Form 10-Q | 19

Impact of COVID-19

During the first half of fiscal 2023, we have remained focused on executing our growth strategy while adapting to the evolving changes in our market environment and business activities driven by the COVID-19 pandemic. We and our third-party reseller partners have experienced, and expect to continue to experience, challenges in attracting and retaining sales employees and contractors, which we believe is largely attributable to the ongoing effects of the pandemic. We have re-opened our corporate offices in the San Francisco Bay Area and certain other locations for employees to voluntarily return, electing to adopt a hybrid approach to working in our offices.

The severity and duration of the pandemic, including any resurgences, and the extent to which it may impact our business operations and financial results remains uncertain. In recent periods, we have increased our inventory levels and non-cancelable purchase commitments to mitigate global supply chain disruptions caused by component shortages and longer lead times. However, these increased levels may result in excess and/or obsolete inventory in future periods. In addition, although we have seen some improvement in our customer churn rate from the increased levels that we experienced in the early periods of the pandemic, our churn could again increase in future periods which may result in a decline to our core user growth rate. Moreover, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations and their demand for our products and services may persist for an indefinite period, even after the effects of the pandemic have subsided. The overall effects of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. See “Risk Factors” in Part II, Item 1A below for more information.

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	July 31, 2022	July 31, 2021
Core users *	1,181	1,091
Annualized exit recurring revenue (AERR)	$186,782	$170,326
Net dollar subscription retention rate	94%	98%
Adjusted EBITDA	$3,983	$4,085
* Core users as of July 31, 2022 included approximately 50,000 acquired OnSIP users.

Core Users increased year-over-year, which was primarily driven by growth in business users. As of July 31, 2022, Ooma Business users comprised approximately 33% of our total core users, up from 27% as of July 31, 2021. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue.

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

For definitions of each of these key metrics, refer to Item 7. MD&A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

Ooma | FY2023 Form 10-Q | 20

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income (loss) before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of acquired intangible assets and other acquisition-related costs, stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of acquired intangible assets and other acquisition-related charges; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table provides a reconciliation of net income (loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
GAAP net income (loss)	$338	$(439)	$(428)	$(1,326)
Reconciling items:
Interest and other income, net	(17)	(19)	(50)	(98)
Income tax benefit	(1,967)	—	(1,927)	—
Depreciation and amortization of capital expenditures	889	775	1,739	1,548
Intangible asset amortization and acquisition-related costs	1,173	326	1,499	652
Stock-based compensation and related taxes	3,567	3,442	7,007	6,767
Adjusted EBITDA	$3,983	$4,085	$7,840	$7,543

Ooma | FY2023 Form 10-Q | 21

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

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise devices or other products, we would expect our total gross margin to be impacted.

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

Ooma | FY2023 Form 10-Q | 22

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Revenue:
Subscription and services	$47,995	$43,537	$94,718	$85,502
Product and other	4,658	3,520	8,272	7,127
Total revenue	52,653	47,057	102,990	92,629

Cost of revenue:
Subscription and services	12,675	12,326	25,884	24,665
Product and other	6,161	5,428	11,337	10,579
Total cost of revenue	18,836	17,754	37,221	35,244
Gross profit	33,817	29,303	65,769	57,385

Operating expenses:
Sales and marketing	17,432	14,331	33,583	28,347
Research and development	11,119	9,416	21,617	18,723
General and administrative	6,912	6,014	12,974	11,739
Total operating expenses	35,463	29,761	68,174	58,809
Loss from operations	(1,646)	(458)	(2,405)	(1,424)
Interest and other income, net	17	19	50	98
Loss before income taxes	(1,629)	(439)	(2,355)	(1,326)
Income tax benefit	1,967	—	1,927	—
Net income (loss)	$338	$(439)	$(428)	$(1,326)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Cost of revenue	$248	$296	$496	$585
Sales and marketing	540	526	1,044	1,035
Research and development	1,181	1,120	2,324	2,235
General and administrative	1,598	1,500	3,143	2,912
Total stock-based compensation and related taxes	$3,567	$3,442	$7,007	$6,767

Ooma | FY2023 Form 10-Q | 23

Comparison of the three and six months ended July 31, 2022 and 2021 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2022	July 31, 2021	Change		July 31, 2022	July 31, 2021	Change
Revenue:
Subscription and services	$47,995	$43,537	$4,458	10%	$94,718	$85,502	$9,216	11%
Product and other	4,658	3,520	1,138	32%	8,272	7,127	1,145	16%
Total revenue	$52,653	$47,057	$5,596	12%	$102,990	$92,629	$10,361	11%
Percentage of revenue:
Subscription and services	91%	93%			92%	92%
Product and other	9%	7%			8%	8%
Total	100%	100%			100%	100%

Three months ended July 31, 2022 Compared to Three months ended July 31, 2021

We derived approximately 50% and 48% of our total revenue from Ooma Business and approximately 47% and 50% from Ooma Residential for the three months ended July 31, 2022 and 2021, respectively.

Subscription and services revenue increased $4.5 million or 10% year-over-year, primarily attributable to an increase in our core business users and an increase in the average revenue per core user, driven by the growth in sales of Ooma Business and a higher mix of sales of our Office Pro tier services. Subscription and services revenue from Ooma Business and Ooma Residential grew 17% and 3% year-over-year, respectively.

Product and other revenue increased $1.1 million or 32% year-over-year, primarily attributable to an increase in shipments of Ooma Business products.

Six months ended July 31, 2022 Compared to Six months ended July 31, 2021

We derived approximately 50% and 47% of our total revenue from Ooma Business and approximately 47% and 50% from Ooma Residential for the six months ended July 31, 2021 and 2020, respectively.

Subscription and services revenue increased $9.2 million or 11% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by the growth in sales of Ooma Business and a higher mix of sales of our Office Pro tier services.

Product and other revenue increased $1.1 million or 16% year-over-year, primarily attributable to an increase in shipments of Ooma Business products.

Ooma | FY2023 Form 10-Q | 24

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2022	July 31, 2021	Change		July 31, 2022	July 31, 2021	Change
Cost of revenue:
Subscription and services	$12,675	$12,326	$349	3%	$25,884	$24,665	$1,219	5%
Product and other	6,161	5,428	733	14%	11,337	10,579	758	7%
Total cost of revenue	$18,836	$17,754	$1,082	6%	$37,221	$35,244	$1,977	6%
Gross margin:
Subscription and services	74%	72%			73%	71%
Product and other	(32)%	(54)%			(37)%	(48)%
Total	64%	62%			64%	62%

Three months ended July 31, 2022 Compared to Three months ended July 31, 2021

Subscription and services gross margin of 74% increased year-over-year from 72%, reflecting the continued growth of Ooma Business and associated benefits of economies of scale. Cost of subscription and services revenue increased $0.3 million or 3% year-over-year, primarily due to higher personnel-related costs that support the growth of Ooma Business.

Product and other revenue gross margin of negative 32% improved from negative 54% in the prior year period, primarily due to nonrecurring product sales of approximately $0.5 million for legacy inventories that were previously written-down in fiscal 2022.

Six months ended July 31, 2022 Compared to Six months ended July 31, 2021

Subscription and services gross margin of 73% increased year-over-year from 71%, reflecting the continued growth of Ooma Business revenues and associated benefits of economies of scale. Cost of subscription and services revenue increased $1.2 million year-over-year, primarily due to a $0.6 million increase in personnel related costs and a $0.6 million increase in infrastructure costs.

Product and other revenue gross margin of negative 37% improved from negative 48% in the prior year period, primarily due to nonrecurring sales of legacy inventories as described above.

Ooma | FY2023 Form 10-Q | 25

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2022	July 31, 2021	Change		July 31, 2022	July 31, 2021	Change
Sales and marketing	$17,432	$14,331	$3,101	22%	$33,583	$28,347	$5,236	18%
Research and development	11,119	9,416	1,703	18%	21,617	18,723	2,894	15%
General and administrative	6,912	6,014	898	15%	12,974	11,739	1,235	11%
Total operating expenses	$35,463	$29,761	$5,702	19%	$68,174	$58,809	$9,365	16%

Three months ended July 31, 2022 Compared to Three months ended July 31, 2021

Sales and marketing expenses increased $3.1 million or 22% year-over-year, primarily due to a $2.3 million increase in advertising and marketing costs, a $0.4 million increase in amortization of capitalized sales commissions and a $0.4 million increase in personnel-related costs. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and development expenses increased $1.7 million or 18% year-over-year, primarily due to an increase in personnel-related costs, driven by higher headcount for both employees and contractors. Overall, the year-over-year increase in research and development was designed to support our efforts in the development of new features for both Ooma Office and Ooma Enterprise, as well as new products such as Ooma AirDial.

General and administrative expenses increased $0.9 million or 15% year-over-year, primarily due to acquisition-related transaction expenses associated with our recent acquisition of OnSIP in July 2022.

Six months ended July 31, 2022 Compared to Six months ended July 31, 2021

Sales and marketing expenses increased $5.2 million or 18% year-over-year, primarily due to a $4.1 million increase in advertising and marketing costs, a $0.8 million increase in amortization of capitalized sales commissions, and a $0.4 million increase in personnel and travel related costs.

Research and development expenses increased $2.9 million or 15% year-over-year, primarily due to a $2.5 million increase in personnel-related costs, driven by higher headcount, and a $0.4 million increase in other engineering costs.

General and administrative expenses increased $1.2 million or 11% year-over-year, primarily due to a $0.8 million increase in acquisition-related expenses and a $0.5 million increase in personnel-related costs to scale with the overall growth of our business.

Income tax benefit

We recorded an income tax benefit of $2.0 million and $1.9 million during the three and six months ended July 31, 2022, respectively, which was primarily attributable to the release of a $2.0 million valuation allowance on certain preexisting deferred tax assets that were realized in the second quarter of fiscal 2023 as a result of deferred tax liabilities assumed in our recent acquisition of OnSIP.

Ooma | FY2023 Form 10-Q | 26

Liquidity and Capital Resources

As of July 31, 2022, we had $22.5 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced product and service offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. For example, in the second quarter of fiscal 2023, we completed the acquisition of OnSIP for approximately $9.8 million in cash consideration.

The table below provides selected cash flow information, for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2022	July 31, 2021
Net cash provided by operating activities	$2,982	$2,994
Net cash used in investing activities	(7,327)	(701)
Net cash provided by financing activities	870	476
Net (decrease) increase in cash and cash equivalents	$(3,475)	$2,769

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2022	July 31, 2021
Net loss	$(428)	$(1,326)
Non-cash charges	8,711	10,270
Changes in operating assets and liabilities:
Decrease in accounts receivable	973	400
Increase in inventories and deferred inventory costs	(7,158)	(1,600)
Increase in prepaid expenses and other assets	(2,326)	(3,007)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,690	(2,127)
Increase in deferred revenue	520	384
Net cash provided by operating activities	$2,982	$2,994

For the six months ended July 31, 2022, our net loss of $0.4 million included non-cash items of $8.7 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense, and an income tax benefit related to our business acquisition. Operating asset and liability changes for the six months ended July 31, 2022 included:

•
a decrease of $1.0 million in accounts receivable due to the timing of customer cash collections
•
an increase of $7.2 million in inventories and deferred inventory costs to mitigate the risk of global supply chain disruptions caused by component shortages and longer lead times, as well as to scale our need for new products
•
an increase of $2.3 million in prepaid expenses and other current and non-current assets primarily due to inventory prepayments and the capitalization of sales commissions
•
a net increase of $2.7 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for the six months ended July 31, 2022 was comparable year-over-year. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2023 Form 10-Q | 27

Investing Activities

For the six months ended July 31, 2022, cash used in investing activities was $7.3 million, which consisted of cash consideration paid for the OnSIP business acquisition of $9.8 million, short-term investment purchases of $3.9 million and capital expenditures of $2.8 million, partly offset by proceeds of $9.1 million from maturities and sales of short-term investments. Cash used by investing activities increased $6.6 million year-over-year due to the business acquisition, partly offset by higher net proceeds from short-term investments.

Financing Activities

For the six months ended July 31, 2022, cash provided by financing activities was $0.9 million, which consisted of proceeds of $1.6 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $0.7 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.4 million year-over-year due to lower share repurchases.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. As of July 31, 2022, we have no outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Item 7. MD&A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 for a discussion of our critical accounting policies and estimates. Except for the addition of business combinations to Note 1: Overview in the notes to our condensed consolidated financial statements above, there have been no changes to the Company’s significant accounting policies and estimates in fiscal 2023 as outlined in our fiscal 2022 Annual Report.

Ooma | FY2023 Form 10-Q | 28

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first half of fiscal 2023. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2023 Form 10-Q | 29

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
•
Our customers may terminate their subscriptions for our services in most cases without penalty, and increased customer turnover, as well as costs we incur to retain our customers and induce them to add users and/or functionality could materially and adversely affect our financial performance.
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

Ooma | FY2023 Form 10-Q | 30

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
•
If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.
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

Ooma | FY2023 Form 10-Q | 31

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

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, as well as costs we incur to retain our customers, encourage them to add users and, purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to three years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term. Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our core user growth, financial performance and results of operations, and thereby increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control, including the impact of rising inflation and a slowing economy. As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations. Our efforts to mitigate risk of customer churn due to any factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

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

Ooma | FY2023 Form 10-Q | 32

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the ongoing COVID-19 pandemic and war in the Ukraine. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs have become subject to inflationary pressure in the current global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

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

Ooma | FY2023 Form 10-Q | 33

We rely on third parties, including third parties located in Russia, for some of our software development, quality assurance and operations, and anticipate we will continue to do so for the foreseeable future.

We outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in a number of international locations, including Russia. Our dependence on third-party contractors creates numerous risks; in particular, international sanctions imposed as a result of Russia’s ongoing invasion of Ukraine could limit our ability to transact with our third-party contractors in Russia, which could disrupt or delay current or future planned research and development activities, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies.

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

Ooma | FY2023 Form 10-Q | 34

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

The COVID-19 pandemic has had a material impact on the United States, Canada, and global economies and could materially impact our business in a number of ways. The COVID-19 pandemic continues to evolve and it remains difficult to predict the full impact of the pandemic on the broader economy and how consumer behavior may change, and whether such change is temporary or permanent. In Northern California, where our corporate headquarters is located, the process of gradually returning our employees to work onsite may be delayed by the occurrence of new and unforeseen developments in the pandemic, which could adversely impact the effectiveness of our organization.

Although we have seen improvement in our customer churn rate from increased levels during the early periods of the pandemic, our churn could again increase in future periods, which may result in a decline to our user growth rate. Moreover, current or potential customers may delay or decrease spending with us, or may not pay us or may delay paying us for previously performed services, due to the lingering effects that the COVID-19 pandemic may have on their business. A significant portion of our current revenues come from small and medium-sized businesses and these customers may be especially susceptible to the negative economic impact stemming from the pandemic, which could reduce their demand for our products and services. Current or potential customers and partners may also not be interested in taking sales meetings or cancel existing sales meetings with our sales representatives, which could materially lengthen our sales cycle and slow our sales growth. Traditional “brick-and-mortar” retailers have reduced, and could continue to reduce, purchases of our products as retailers shift focus to online channels, close some of their physical stores and make other operational changes, which may negatively affect our sales and operating results. Additionally, the ongoing impact of the pandemic may also adversely affect the ability of our contract manufacturers, vendors and suppliers to operate and fulfill their contractual obligations, and result in an increase in product costs, delays or disruptions in performance.

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, the widespread use of effective vaccines, the severity of breakthrough cases and emergence of new COVID-19 variants, and the impact of these and other factors on our employees, customers, partners, and vendors. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

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

Ooma | FY2023 Form 10-Q | 35

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

We face competition in our markets and may lack sufficient financial or other resources to compete successfully. Mergers or other strategic transactions involving our competitors could adversely affect our ability to compete effectively and harm our results of operations.

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

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. For example, Equinix, Inc. and others provide data center facilities, and Inteliquent and others provide origination services. Inteliquent is also our primary provider of 911 services. We also rely on third-party service providers for our SMS and speech-to-text services which are sole-sourced. If any of these network service providers stop providing us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma | FY2023 Form 10-Q | 36

We rely on purchased or leased hardware and software licensed from third parties in order to offer our services. In some cases, we integrate third-party licensed software components into our platforms. This hardware and software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our employees in the U.S. The ability to support our customers may be disrupted by natural disasters, inclement weather conditions, civil unrest, strikes, acts of terrorism, breaches of data security, and other adverse events in the Philippines. Furthermore, as we expand our operations internationally, we have made and will need to continue to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. We currently offer support almost exclusively in English. In addition, a significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner. Industry consolidation among providers of services to us may impact our ability to obtain these services or increase our costs for these services.

Ooma | FY2023 Form 10-Q | 37

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

We continue to experience significant growth in our business, including through our expansion domestically and internationally, as well as through our acquisition of OnSIP in July 2022. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts, add additional sales and marketing personnel worldwide and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows. Our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

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

Ooma | FY2023 Form 10-Q | 38

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

We have incurred net losses since our inception, including net losses of approximately $1.8 million in fiscal 2022. We have expended significant resources to develop, market, promote, and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $6.7 million for fiscal 2022, we cannot assure you that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma | FY2023 Form 10-Q | 39

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

During 2019, the U.S. federal government announced new and increased tariffs on certain Chinese imported goods, and China has imposed tariffs in response to the actions of the U.S. Such actions subject a wide range of our products to tariffs and increased existing tariffs on certain of our products, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions, including quotas, embargoes, safeguards and customs restrictions, are placed on goods imported into the United States from China or other countries, or any related counter-measures are taken by China or other countries, our revenue and results of operations may be materially harmed. We cannot assure you that the current U.S. administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the U.S. National Defense Authorization Act for Fiscal Year 2019, imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. Further, on November 11, 2021, President Biden signed into law the Secure Equipment Act of 2021 which requires the FCC to adopt rules clarifying that it will no longer review or approve any authorization application for certain surveillance, telecommunications, and other equipment that poses an unacceptable risk to national security. While these measures have not had a direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly or other products that we import, which may result in higher costs and disruption to our business.

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns and rising inflation than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

Ooma | FY2023 Form 10-Q | 40

If we are not able to manage our inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or shortages of inventory that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices, as well as new products such as AirDial, frequently have lead times of several months or longer for delivery and are built based on our estimates of future demand. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions. In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

It is likely that from time to time we will have either an excess or shortage of product inventory. For example, in recent periods, we have increased our inventory levels and non-cancelable purchase commitments to third party contract manufacturers and other suppliers to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, our increased inventory levels reflect higher unit costs for some products that have been impacted by inflationary pressure in the current global macroeconomic environment. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Our business strategy has in the past and may, from time to time in the future, include acquiring or investing in complementary services, technologies or businesses. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, customers or investors. If we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional

Ooma | FY2023 Form 10-Q | 41

stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations.

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

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings, draw down under our existing credit facility or enter into new credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all, due to among other factors, general macro-economic conditions, including rising interest rates and inflation. For example, our existing credit facility contains affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions. Any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, volatility in the credit markets may have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and the trading price of our common stock would likely decline. Additionally, any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing under our credit facility or alternative sources on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

If we are unable to develop, acquire and/or sell new products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2022, we derived approximately 49% of our revenue from Ooma Business and approximately 49% from Ooma Residential and expect they will continue to account for most of our revenue for the foreseeable future.

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

The introduction or announcement of new services and technologies by our competitors could make our existing solutions obsolete, cause customers to defer purchases of our products and services, or otherwise adversely affect our business and results of operations. Further, we may experience higher product returns from retailers or reseller partners and may face challenges managing the inventory of new or existing products, which could lead to excess inventory charges

Ooma | FY2023 Form 10-Q | 42

and/or discounting of such products. In addition, new products may have varying selling prices and higher costs compared to legacy products, which could negatively impact our gross margins and operating results.

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

Our Ooma Residential product and services are being sold primarily to individuals and families. With the growth of mobile technologies, many consumers have chosen to eliminate their home telephone service. Our ability to continue growing our user base depends on our ability to convince our customers and potential customers that our service is sufficiently useful and cost-effective, that it makes sense to maintain or establish home telephone services with us. Our growth could slow and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

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

Ooma | FY2023 Form 10-Q | 43

We are continuing to expand our international operations, which may expose us to significant risks.

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

Ooma | FY2023 Form 10-Q | 44

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

Ooma | FY2023 Form 10-Q | 45

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

Ooma | FY2023 Form 10-Q | 46

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

Ooma | FY2023 Form 10-Q | 47

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

Ooma | FY2023 Form 10-Q | 48

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

Ooma | FY2023 Form 10-Q | 49

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

Ooma | FY2023 Form 10-Q | 50

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

Ooma | FY2023 Form 10-Q | 51

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”) will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected to be issued during either the third or fourth quarter of 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. The CPRA modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

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

Ooma | FY2023 Form 10-Q | 52

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

Ooma | FY2023 Form 10-Q | 53

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

Ooma | FY2023 Form 10-Q | 54

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

Ooma | FY2023 Form 10-Q | 55

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

Ooma | FY2023 Form 10-Q | 56

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

Ooma | FY2023 Form 10-Q | 57

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

Ooma | FY2023 Form 10-Q | 58

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

Ooma | FY2023 Form 10-Q | 59

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

Ooma | FY2023 Form 10-Q | 60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 8, 2022	By:	/s/ Eric B. Stang
Date: September 8, 2022	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2023 Form 10-Q | 61