Form 10-Q
period 2022-10-31
OOMA INC
filed 2022-12-09
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of November 30, 2022, there were 24.8 million shares of the registrant’s common stock outstanding.

Ooma | FY2023 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share data)

	October 31, 2022	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,037	$19,667
Short-term investments	4,495	11,613
Accounts receivable, net	7,125	7,310
Inventories	22,021	13,841
Other current assets	14,550	13,598
Total current assets	68,228	66,029
Property and equipment, net	7,662	6,481
Operating lease right-of-use assets	12,782	14,396
Intangible assets, net	11,256	4,208
Goodwill	8,946	4,264
Other assets	15,640	13,875
Total assets	$124,514	$109,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,827	$7,507
Accrued expenses and other current liabilities	24,805	22,823
Deferred revenue	17,476	16,600
Total current liabilities	54,108	46,930
Long-term operating lease liabilities	10,539	11,194
Other long-term liabilities	39	73
Total liabilities	64,686	58,197
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	191,909	179,860
Accumulated other comprehensive loss	(60)	(20)
Accumulated deficit	(132,026)	(128,788)
Total stockholders’ equity	59,828	51,056
Total liabilities and stockholders’ equity	$124,514	$109,253

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Revenue:
Subscription and services	$51,749	$44,659	$146,467	$130,161
Product and other	4,930	4,513	13,202	11,640
Total revenue	56,679	49,172	159,669	141,801

Cost of revenue:
Subscription and services	14,070	12,274	39,954	36,939
Product and other	6,689	6,652	18,026	17,231
Total cost of revenue	20,759	18,926	57,980	54,170
Gross profit	35,920	30,246	101,689	87,631

Operating expenses:
Sales and marketing	18,019	15,078	51,602	43,425
Research and development	12,498	9,467	34,115	28,190
General and administrative	8,258	6,080	21,232	17,819
Total operating expenses	38,775	30,625	106,949	89,434
Loss from operations	(2,855)	(379)	(5,260)	(1,803)
Interest and other income, net	94	53	144	151
Loss before income taxes	(2,761)	(326)	(5,116)	(1,652)
Income tax (provision) benefit	(49)	—	1,878	—
Net loss	$(2,810)	$(326)	$(3,238)	$(1,652)

Net loss per share of common stock:
Basic and diluted	$(0.11)	$(0.01)	$(0.13)	$(0.07)

Weighted-average shares of common stock outstanding:
Basic and diluted	24,608,685	23,619,406	24,373,836	23,348,529

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2022	October 31, 2021
Cash flows from operating activities:
Net loss	$(3,238)	$(1,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	10,383	9,748
Depreciation and amortization of capital expenditures	2,737	2,328
Amortization of intangible assets	1,492	978
Amortization of operating lease right-of-use assets	2,248	2,230
Facilities consolidation charges (Note 6)	1,402	—
Deferred income tax benefit	(2,133)	—
Other	34	39
Changes in operating assets and liabilities:
Accounts receivable, net	440	(1,057)
Inventories and deferred inventory costs	(8,135)	(1,969)
Prepaid expenses and other assets	(1,304)	(4,362)
Accounts payable, accrued expenses and other liabilities	1,244	(1,738)
Deferred revenue	301	327
Net cash provided by operating activities	5,471	4,872

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	10,900	14,230
Purchases of short-term investments	(3,869)	(14,866)
Capital expenditures	(3,907)	(3,050)
Business acquisition	(9,771)	—
Net cash used in investing activities	(6,647)	(3,686)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,677	2,580
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,131)	(1,624)
Net cash provided by financing activities	1,546	956
Net increase in cash and cash equivalents	370	2,142
Cash and cash equivalents at beginning of period	19,667	17,298
Cash and cash equivalents at end of period	$20,037	$19,440

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,794
Shares repurchased for tax withholdings on RSU vesting	(336)	—	—	(336)
Stock-based compensation	3,505	—	—	3,505
Changes in other comprehensive loss	—	(1)	—	(1)
Net income	—	—	338	338
BALANCE - July 31, 2022	$187,576	$(60)	$(129,216)	$58,300
Issuance of common stock under equity-based plans	1,244	—	—	1,244
Shares repurchased for tax withholdings on RSU vesting	(447)	—	—	(447)
Stock-based compensation	3,541	—	—	3,541
Net loss	—	—	(2,810)	(2,810)
BALANCE - October 31, 2022	$191,914	$(60)	$(132,026)	$59,828

	Common stock		Accumulated	Stockholders'
Fiscal 2022	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2021	$166,581	$7	$(127,037)	$39,551
Issuance of common stock under equity-based plans	1,469	—	—	1,469
Shares repurchased for tax withholdings on RSU vesting	(485)	—	—	(485)
Stock-based compensation	3,194	—	—	3,194
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(887)	(887)
BALANCE - April 30, 2021	$170,759	$3	$(127,924)	$42,838
Issuance of common stock under equity-based plans	152	—	—	152
Shares repurchased for tax withholdings on RSU vesting	(660)	—	—	(660)
Stock-based compensation	3,321	—	—	3,321
Changes in other comprehensive income	—	(2)	—	(2)
Net loss	—	—	(439)	(439)
BALANCE - July 31, 2021	$173,572	$1	$(128,363)	$45,210
Issuance of common stock under equity-based plans	959	—	—	959
Shares repurchased for tax withholdings on RSU vesting	(479)	—	—	(479)
Stock-based compensation	3,233	—	—	3,233
Changes in other comprehensive income	—	(4)	—	(4)
Net loss	—	—	(326)	(326)
BALANCE - October 31, 2021	$177,285	$(3)	$(128,689)	$48,593

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

On July 22, 2022, the Company completed the acquisition of Junction Networks, Inc. ("OnSIP"), a provider of cloud-based phone and unified communications services for small and mid-size businesses. See Note 13: Business Acquisition.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

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

Business Combinations. The Company accounts for its business combinations using the acquisition method of accounting. The purchase consideration is allocated to the assets acquired and liabilities assumed from the acquiree based on their respective fair values as of the acquisition date. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Management is required to make significant estimates and assumptions in determining fair values, especially with respect to acquired intangible assets. Significant judgments and estimates in valuing acquired intangible assets include, but are not limited to, the selection of valuation methodologies, expected future revenue and cash flows, expected customer attrition rates from acquired customers, future changes in technology, and discount rates. Fair value estimates are based on the assumptions that management believes a market participant would use in pricing the asset or liability. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as information on the facts and circumstances that existed as of the acquisition date becomes available. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of an acquisition, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Subscription and services revenue	$51,749	$44,659	$146,467	$130,161
Product and other revenue	4,930	4,513	13,202	11,640
Total revenue	$56,679	$49,172	$159,669	$141,801

The Company derived approximately 55% and 50% of its total revenue from Ooma Business and approximately 43% and 48% from Ooma Residential for the three months ended October 31, 2022 and 2021, respectively. The Company derived approximately 52% and 48% of its total revenue from Ooma Business and approximately 46% and 49% from Ooma Residential for the nine months ended October 31, 2022 and 2021, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	October 31, 2022	January 31, 2022
Customer A	19%	19%
Customer B	*	11%
* Less than 10% of net accounts receivable for the period indicated.

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	October 31, 2022	January 31, 2022
Subscription and services	$17,451	$16,614
Product and other	64	59
Total deferred revenue	$17,515	$16,673
Less: current deferred revenue	17,476	16,600
Non-current deferred revenue included in other long-term liabilities	$39	$73

During the three and nine months ended October 31, 2022, the Company recognized revenue of approximately $2.7 million and $15.6 million, respectively, pertaining to amounts deferred as of January 31, 2022. As of October 31, 2022, deferred revenue was primarily composed of subscription contracts invoiced during the first nine months of fiscal 2023, as well as amounts recorded during fiscal 2022 for annual contracts.

Remaining Performance Obligations. As of October 31, 2022, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $12.6 million. The Company expects to recognize revenue on approximately 47% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of October 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$9,468	$—	$9,468
Total cash equivalents	$9,468	$—	9,468
Cash			10,569
Total cash and cash equivalents			$20,037

Short-term investments:
U.S. treasury securities	$1,962	$—	$1,962
Corporate debt securities	—	2,533	2,533
Total short-term investments	$1,962	$2,533	$4,495

	Balance as of January 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,275	$—	$2,275
Total cash equivalents	$2,275	$—	2,275
Cash			17,392
Total cash and cash equivalents			$19,667

Short-term investments:
U.S. treasury securities	$7,065	$—	$7,065
Commercial paper	—	4,548	4,548
Total short-term investments	$7,065	$4,548	$11,613

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	October 31, 2022	January 31, 2022
Due in one year or less	$4,495	$10,377
Due after one year to two years	—	1,236
Total	$4,495	$11,613

Ooma | FY2023 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2022	January 31, 2022
Finished goods	$13,732	$10,452
Raw materials	8,289	3,389
Total inventory	$22,021	$13,841

Other current and non-current assets

	As of
	October 31, 2022	January 31, 2022
Deferred sales commissions, current	$7,489	$6,395
Convertible note receivable (see "GTC" below)	1,899	1,773
Inventory prepayments	785	1,462
Prepaid expenses and other	4,377	3,968
Total other current assets	$14,550	$13,598

Deferred sales commissions, non-current	$13,617	$13,228
Other assets	2,023	647
Total other non-current assets	$15,640	$13,875

Customer Acquisition Costs. Amortization expense for deferred sales commissions was $2.0 million and $1.5 million for the three months ended October 31, 2022 and 2021, respectively, and $5.5 million and $4.3 million for the nine months ended October 31, 2022 and 2021, respectively. There was no impairment in relation to the costs capitalized for the periods presented.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. The promissory note and accrued interest is currently due and payable upon the Company’s demand. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of October 31, 2022, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $1.9 million, including accrued interest. During the nine months ended October 31, 2022, the Company made total payments to GTC of approximately $2.5 million for inventory purchases and related shipping costs. As of October 31, 2022, the Company did not have any non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	October 31, 2022	January 31, 2022
Payroll and related expenses	$10,657	$10,853
Regulatory fees and taxes	3,685	3,933
Short-term operating lease liabilities	3,671	3,260
Customer-related liabilities	1,007	1,587
Other	5,785	3,190
Total accrued expenses and other current liabilities	$24,805	$22,823

Ooma | FY2023 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets and Goodwill

For the nine months ended October 31, 2022, the Company recognized intangibles of $8.5 million and goodwill of $4.7 million in connection with a business acquisition completed in July 2022. See Note 13: Business Acquisition. The carrying amount of goodwill was $8.9 million and $4.3 million as of October 31, 2022 and January 31, 2022, respectively.

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of October 31, 2022			As of January 31, 2022
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,745	$(4,122)	$10,623	$6,735	$(2,921)	$3,814
Developed technology	2-5	2,219	(1,789)	430	1,809	(1,584)	225
Trade names	2-5	684	(481)	203	564	(395)	169
Total intangible assets		$17,648	$(6,392)	$11,256	$9,108	$(4,900)	$4,208

Amortization expense for acquired intangible assets was $0.8 million and $0.3 million for the three months ended October 31, 2022 and 2021, respectively, and $1.5 million and $1.0 million for the nine months ended October 31, 2022 and 2021, respectively.

At October 31, 2022, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2023 remainder	$793
2024	2,807
2025	2,579
2026	2,435
2027	1,880
Thereafter	762
Total	$11,256

Ooma | FY2023 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office and data center space in various locations under non-cancelable operating lease agreements.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2022	January 31, 2022
Assets
Operating lease right-of-use assets	$12,782	$14,396
Total leased assets	$12,782	$14,396
Liabilities
Short-term operating lease liabilities	$3,671	$3,260
Long-term operating lease liabilities	10,539	11,194
Total lease liabilities	$14,210	$14,454

Weighted-average remaining lease term	5.0 years	5.8 years
Weighted-average discount rate	4.0%	3.7%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the condensed consolidated balance sheet. Short-term operating lease liabilities are included in other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.3 million and $1.2 million for the three months ended October 31, 2022 and 2021, respectively, and $3.8 million and $3.6 million for the nine months ended October 31, 2022 and 2021, respectively. Additionally, for the three and nine months ended October 31, 2022, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, which included $1.3 million for right-of-use asset impairment and $0.1 million for fixed asset impairment, in connection with leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. The Company fully vacated the facilities in October 2022 and remains contractually obligated to the lessor for the underlying lease. As of October 31, 2022, the carrying amount of the acquired OnSIP lease liability on the consolidated balance sheet was approximately $1.3 million.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Cash payments for operating leases	$954	$986	$2,601	$2,950
Right-of-use assets recognized in exchange for new operating lease obligations	$238	$728	$1,955	$10,555

Ooma | FY2023 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of October 31, 2022, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2022
2023 remainder	$963
2024	3,690
2025	3,616
2026	2,136
2027	1,684
Thereafter	3,555
Total future minimum lease payments	15,644
Less: imputed interest	(1,434)
Present value of lease liabilities	$14,210

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

Stock Options. Stock option activity for the nine months ended October 31, 2022 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2022	1,325	$8.93	$12,064
Granted	95	$16.69
Exercised	(113)	$5.28
Balance as of October 31, 2022	1,307	$9.81	$8,459
Vested and exercisable as of October 31, 2022	1,109	$8.85	$8,215

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2022 and 2021 was $1.1 million and $1.2 million, respectively. The weighted-average grant date fair value of options granted during the nine months ended October 31, 2022 and 2021 was $8.06 and $7.89 per share, respectively.

Restricted Stock Units. RSU activity for the nine months ended October 31, 2022 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2022	1,312	$15.05
Granted	975	$16.26
Vested	(589)	$15.15
Canceled	(43)	$14.89
Balance as of October 31, 2022	1,655	$15.73

Employee Stock Purchase Plan. During each of the nine months ended October 31, 2022 and 2021, employees purchased 0.2 million shares at a weighted-average price of $10.44 and $10.22 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Cost of revenue	$239	$202	$713	$754
Sales and marketing	503	448	1,513	1,433
Research and development	1,178	1,047	3,441	3,184
General and administrative	1,621	1,536	4,716	4,377
Total stock-based compensation expense	$3,541	$3,233	$10,383	$9,748

As of October 31, 2022, there was $27.5 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2023 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $49 thousand and a benefit of $1.9 million during the three and nine months ended October 31, 2022, respectively, and no income tax expense or benefit during the three and nine months ended October 31, 2021. The income tax benefit of $1.9 million was primarily attributable to the release of a $2.1 million valuation allowance on certain preexisting deferred tax assets that was realized as a result of deferred tax liabilities assumed in the Company's acquisition of OnSIP in July 2022. See Note 13: Business Acquisition. The Company has continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of October 31, 2022, the Company had unrecognized tax benefits of $9.2 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2022 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2022.

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

Note 10: Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Numerator
Net loss	$(2,810)	$(326)	$(3,238)	$(1,652)
Denominator
Weighted-average common shares	24,608,685	23,619,406	24,373,836	23,348,529
Basic and diluted net loss per share	$(0.11)	$(0.01)	$(0.13)	$(0.07)

Potentially dilutive securities of approximately 0.6 million and 1.3 million for the three months ended October 31, 2022 and 2021, respectively, and approximately 0.7 million and 1.4 million for the nine months ended October 31, 2022 and 2021, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2023 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of October 31, 2022 and January 31, 2022, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $12.4 million and $19.4 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

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

As of October 31, 2022, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

As of October 31, 2022, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2023 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13: Business Acquisition

On July 22, 2022, the Company acquired all outstanding stock of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and mid-size businesses in the U.S. The Company believes the acquisition of OnSIP will accelerate overall growth of Ooma Business. The aggregate fair value consideration transferred for OnSIP was $9.8 million in cash, subject to customary working capital adjustments.

The following table summarizes the preliminary purchase price allocation, as adjusted (in thousands):

Fair Value
Accounts receivable	$255
Operating lease right-of-use asset	1,401
Other current and non-current assets	465
Intangible assets	8,540
Goodwill	4,682
Accounts payable and other liabilities	(2,038)
Deferred tax liability	(2,133)
Operating lease liability	(1,401)
Total purchase consideration	$9,771

Intangible assets acquired primarily consisted of customer relationships of $8.0 million, which represented the estimated fair values of the underlying relationships with OnSIP’s customer base and have an estimated useful life of five years as of the date of acquisition. The goodwill recognized was primarily attributable to the assembled workforce and is not expected to be deductible for income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed were based on management’s estimates and assumptions and may be subject to change as additional information is received and certain working capital adjustments to the purchase consideration are finalized. Certain adjustments were made during the three months ended October 31, 2022 to the preliminary fair values, resulting in a net increase to goodwill of $0.3 million, primarily related to the customer relationship intangible asset, deferred tax liability and other liabilities. The primary areas that remain preliminary relate to the fair values of certain liabilities assumed, legal and other contingencies as of the acquisition date, and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Revenues of OnSIP included in the Company’s consolidated statements of operations from the acquisition date of July 22, 2022 to October 31, 2022 was approximately $3.4 million. The Company believes it is not practicable to separately identify earnings of OnSIP on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2021, the Company’s total revenue would have approximated $52.4 million and $151.5 million for the three and nine months ended October 31, 2021, respectively, and approximated $165.7 million for the nine months ended October 31, 2022. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2021, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

Acquisition-related transaction costs charged to operating expenses during the three and nine months ended October 31, 2022 were approximately $0.6 million and $1.4 million, respectively.

Ooma | FY2023 Form 10-Q | 19

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

Third Quarter Fiscal 2023 Financial Performance

•
Total revenue was $56.7 million, up 15% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 30% year-over-year, driven by user growth and a full quarter contribution from OnSIP.
•
Total gross margin was 63%, up from 62% in the prior year quarter.
•
Net loss was $2.8 million, compared to $0.3 million in the prior year quarter, reflecting continued investments in our operations and $1.4 million in facilities consolidation charges associated with vacating leased office space assumed in connection with the OnSIP acquisition.
•
Adjusted EBITDA was $4.5 million, compared to $4.0 million in the prior year quarter.
•
As of October 31, 2022, we had total cash, cash equivalents and short-term investments of $24.5 million, compared to $31.3 million as of January 31, 2022. Cash usage reflected our acquisition of OnSIP in the second quarter for $9.8 million.

Ooma | FY2023 Form 10-Q | 20

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	October 31, 2022	October 31, 2021
Core users	1,202	1,098
Annualized exit recurring revenue (AERR)	$207,418	$174,309
Net dollar subscription retention rate	96%	98%
Adjusted EBITDA	$4,504	$4,033

Core Users increased year-over-year, which was primarily driven by growth in business users. As of October 31, 2022, Ooma Business users comprised approximately 35% of our total core users, up from 28% as of October 31, 2021. Core users as of October 31, 2022 included approximately 50,000 acquired OnSIP users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users, including the impact of OnSIP. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods.

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

Ooma | FY2023 Form 10-Q | 21

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of acquired intangible assets and other acquisition-related costs, facilities consolidation charges, and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, facilities consolidation charges, amortization of acquired intangible assets and other acquisition-related charges; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of net loss, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
GAAP net loss	$(2,810)	$(326)	$(3,238)	$(1,652)
Reconciling items:
Interest and other income, net	(94)	(53)	(144)	(151)
Income taxes	49	—	(1,878)	—
Depreciation and amortization of capital expenditures	998	780	2,737	2,328
Intangible asset amortization and acquisition-related costs	1,374	326	2,873	978
Facilities consolidation charges	1,402	—	1,402	—
Stock-based compensation and related taxes	3,585	3,306	10,592	10,073
Adjusted EBITDA	$4,504	$4,033	$12,344	$11,576

Ooma | FY2023 Form 10-Q | 22

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

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services; certain telecom taxes and fees, including Federal Universal Service Fund (“USF”) contributions; credit card processing fees; costs to build out and maintain data centers; depreciation and maintenance of servers, equipment and customer-facing websites; personnel costs associated with customer care and network operations support and allocated overhead costs.

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing due to supply chain constraints in the current global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise devices or other products, we would expect our total gross margin to be impacted.

Operating expenses

Sales and marketing expenses consist primarily of personnel costs for employees and contractors, advertising and marketing costs, sales commissions paid to internal sales personnel and third parties, amortization of capitalized sales commissions, amortization of acquired intangible assets, travel expenses and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

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

Ooma | FY2023 Form 10-Q | 23

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Revenue:
Subscription and services	$51,749	$44,659	$146,467	$130,161
Product and other	4,930	4,513	13,202	11,640
Total revenue	56,679	49,172	159,669	141,801

Cost of revenue:
Subscription and services	14,070	12,274	39,954	36,939
Product and other	6,689	6,652	18,026	17,231
Total cost of revenue	20,759	18,926	57,980	54,170
Gross profit	35,920	30,246	101,689	87,631

Operating expenses:
Sales and marketing	18,019	15,078	51,602	43,425
Research and development	12,498	9,467	34,115	28,190
General and administrative	8,258	6,080	21,232	17,819
Total operating expenses	38,775	30,625	106,949	89,434
Loss from operations	(2,855)	(379)	(5,260)	(1,803)
Interest and other income, net	94	53	144	151
Loss before income taxes	(2,761)	(326)	(5,116)	(1,652)
Income tax (provision) benefit	(49)	—	1,878	—
Net loss	$(2,810)	$(326)	$(3,238)	$(1,652)

Costs and expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021
Cost of revenue	$242	$210	$738	$795
Sales and marketing	511	463	1,555	1,498
Research and development	1,193	1,074	3,517	3,309
General and administrative	1,639	1,559	4,782	4,471
Total stock-based compensation and related taxes	$3,585	$3,306	$10,592	$10,073

Ooma | FY2023 Form 10-Q | 24

Comparison of the three and nine months ended October 31, 2022 and 2021 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2022	October 31, 2021	Change		October 31, 2022	October 31, 2021	Change
Revenue:
Subscription and services	$51,749	$44,659	$7,090	16%	$146,467	$130,161	$16,306	13%
Product and other	4,930	4,513	417	9%	13,202	11,640	1,562	13%
Total revenue	$56,679	$49,172	$7,507	15%	$159,669	$141,801	$17,868	13%
Percentage of revenue:
Subscription and services	91%	91%			92%	92%
Product and other	9%	9%			8%	8%
Total	100%	100%			100%	100%

Three months ended October 31, 2022 Compared to Three months ended October 31, 2021

We derived approximately 55% and 50% of our total revenue from Ooma Business and approximately 43% and 48% from Ooma Residential for the three months ended October 31, 2022 and 2021, respectively.

Subscription and services revenue increased $7.1 million or 16% year-over-year, primarily attributable to an increase in our core business users and an increase in the average revenue per core user, driven by organic and OnSIP-related growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services. Subscription and services revenue from Ooma Business and Ooma Residential grew 30% and 2% year-over-year, respectively.

Product and other revenue increased $0.4 million or 9% year-over-year, primarily attributable to an increase in shipments of both Ooma Business and Ooma Residential products.

Nine months ended October 31, 2022 Compared to Nine months ended October 31, 2021

We derived approximately 52% and 48% of our total revenue from Ooma Business and approximately 46% and 49% from Ooma Residential for the nine months ended October 31, 2022 and 2021, respectively.

Subscription and services revenue increased $16.3 million or 13% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by organic and OnSIP-related growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services.

Product and other revenue increased $1.6 million or 13% year-over-year, primarily attributable to increases in shipments of both Ooma Business and Ooma Residential products.

Ooma | FY2023 Form 10-Q | 25

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2022	October 31, 2021	Change		October 31, 2022	October 31, 2021	Change
Cost of revenue:
Subscription and services	$14,070	$12,274	$1,796	15%	$39,954	$36,939	$3,015	8%
Product and other	6,689	6,652	37	1%	18,026	17,231	795	5%
Total cost of revenue	$20,759	$18,926	$1,833	10%	$57,980	$54,170	$3,810	7%
Gross margin:
Subscription and services	73%	73%			73%	72%
Product and other	(36)%	(47)%			(37)%	(48)%
Total	63%	62%			64%	62%

Three months ended October 31, 2022 Compared to Three months ended October 31, 2021

Subscription and services gross margin of 73% was comparable to the prior year. Cost of subscription and services revenue increased $1.8 million or 15% year-over-year, primarily due to a $1.0 million increase in personnel related costs, partly driven by a full quarter impact of acquired OnSIP headcount, as well as a $0.3 million increase in infrastructure costs and a $0.3 million increase in regulatory costs.

Product and other revenue gross margin of negative 36% improved from negative 47% in the prior year period, primarily due to higher sales of certain accessories with more favorable margins.

Nine months ended October 31, 2022 Compared to Nine months ended October 31, 2021

Subscription and services gross margin of 73% increased year-over-year from 72%, reflecting the continued growth of Ooma Business revenues and associated benefits of economies of scale. Cost of subscription and services revenue increased $3.1 million year-over-year, primarily due to a $1.6 million increase in personnel related costs, partly driven by a full quarter impact of acquired OnSIP headcount, as well as a $0.8 million increase in infrastructure costs and a $0.2 million increase in regulatory costs.

Product and other revenue gross margin of negative 37% improved from negative 48% in the prior year period, primarily due to nonrecurring sales of legacy inventories that were previously written-down in fiscal 2022 coupled with higher sales of certain accessories with more favorable margins.

Ooma | FY2023 Form 10-Q | 26

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2022	October 31, 2021	Change		October 31, 2022	October 31, 2021	Change
Sales and marketing	$18,019	$15,078	$2,941	20%	$51,602	$43,425	$8,177	19%
Research and development	12,498	9,467	3,031	32%	34,115	28,190	5,925	21%
General and administrative	8,258	6,080	2,178	36%	21,232	17,819	3,413	19%
Total operating expenses	$38,775	$30,625	$8,150	27%	$106,949	$89,434	$17,515	20%

Three months ended October 31, 2022 Compared to Three months ended October 31, 2021

Sales and marketing expenses increased $2.9 million or 20% year-over-year, primarily due to a $1.2 million increase in advertising and marketing costs, a $0.7 million increase in personnel-related costs, a $0.5 million increase in amortization of capitalized sales commissions and a $0.5 million increase in amortization of acquired intangible assets. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in Ooma Business.

Research and development expenses increased $3.0 million or 32% year-over-year, primarily due to a $2.7 million increase in personnel-related costs, driven by growth in headcount for both employees and contractors, and a $0.3 million increase in acquisition-related transaction expenses. Overall, the year-over-year increase in research and development was designed to support our efforts in the development of new features for both Ooma Office and Ooma Enterprise, as well as new products such as Ooma AirDial.

General and administrative expenses increased $2.2 million or 36% year-over-year, primarily due to facilities consolidation charges of $1.4 million, as well as a $0.5 million increase in personnel-related costs, including stock-based compensation, and a $0.3 million increase in acquisition-related transaction expenses. Facilities consolidation charges included $1.3 million for lease right-of-use asset impairment and $0.1 million for fixed asset impairment associated with vacating leased office space assumed in the OnSIP acquisition that we have determined are not needed to support the future growth of our business.

A portion of the year-over-year increase in personnel-related costs for operating expenses was attributable to a full quarter impact of acquired OnSIP headcount.

Nine months ended October 31, 2022 Compared to Nine months ended October 31, 2021

Sales and marketing expenses increased $8.2 million or 19% year-over-year, primarily due to a $5.2 million increase in advertising and marketing costs, a $1.2 million increase in amortization of capitalized sales commissions, a $1.3 million increase in personnel and travel related costs and a $0.5 million increase in amortization of acquired intangible assets.

Research and development expenses increased $5.9 million or 21% year-over-year, primarily due to a $5.2 million increase in personnel-related costs, driven by growth in headcount for both employees and contractors, as well as a $0.4 million increase in other engineering costs and a $0.3 million increase in acquisition-related transaction expenses.

General and administrative expenses increased $3.4 million or 19% year-over-year, primarily due to facilities consolidation charges of $1.4 million as described above, a $1.1 million increase in acquisition-related transaction expenses and a $1.0 million increase in personnel-related costs to scale with the overall growth of our business, including stock-based compensation.

A portion of the year-over-year increase in personnel-related costs for operating expenses was attributable to a full quarter impact of acquired OnSIP headcount.

Income tax benefit

We recorded an income tax benefit of $1.9 million during the nine months ended October 31, 2022 which was primarily attributable to the release of a $2.1 million valuation allowance on certain preexisting deferred tax assets that was realized as a result of deferred tax liabilities assumed in our recent acquisition of OnSIP.

Ooma | FY2023 Form 10-Q | 27

Liquidity and Capital Resources

As of October 31, 2022, we had $24.5 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months.

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

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2022	October 31, 2021
Net cash provided by operating activities	$5,471	$4,872
Net cash used in investing activities	(6,647)	(3,686)
Net cash provided by financing activities	1,546	956
Net increase in cash and cash equivalents	$370	$2,142

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2022	October 31, 2021
Net loss	$(3,238)	$(1,652)
Non-cash charges	16,163	15,323
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	440	(1,057)
Increase in inventories and deferred inventory costs	(8,135)	(1,969)
Increase in prepaid expenses and other assets	(1,304)	(4,362)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,244	(1,738)
Increase in deferred revenue	301	327
Net cash provided by operating activities	$5,471	$4,872

For the nine months ended October 31, 2022, our net loss of $3.2 million included non-cash items of $16.2 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense, facilities consolidation charges and an income tax benefit related to our business acquisition. Operating asset and liability changes for the nine months ended October 31, 2022 included:

•
a decrease of $0.4 million in accounts receivable due to the timing of customer cash collections
•
an increase of $8.1 million in inventories and deferred inventory costs to mitigate the risk of global supply chain disruptions caused by component shortages and longer lead times, as well as to scale our need for new products
•
an increase of $1.3 million in prepaid expenses and other current and non-current assets primarily due to inventory prepayments and the capitalization of sales commissions
•
a net increase of $1.2 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for the nine months ended October 31, 2022 increased $0.6 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2023 Form 10-Q | 28

Investing Activities

For the nine months ended October 31, 2022, cash used in investing activities was $6.6 million, which consisted of cash consideration paid for the OnSIP business acquisition of $9.8 million, short-term investment purchases of $3.9 million and capital expenditures of $3.9 million, partly offset by proceeds of $10.9 million from maturities of short-term investments. Cash used by investing activities increased $3.0 million year-over-year due to the business acquisition, partly offset by higher net proceeds from short-term investments.

Financing Activities

For the nine months ended October 31, 2022, cash provided by financing activities was $1.5 million, which consisted of proceeds of $2.7 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $1.1 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.6 million year-over-year due to lower share repurchases.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. As of October 31, 2022, we have no outstanding borrowings and were in compliance with all loan covenants.

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

Ooma | FY2023 Form 10-Q | 29

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first nine months of fiscal 2023. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Ooma | FY2023 Form 10-Q | 30

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

Ooma | FY2023 Form 10-Q | 31

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

Ooma | FY2023 Form 10-Q | 32

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

Ooma | FY2023 Form 10-Q | 33

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

We primarily contract with manufacturers in China and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as the continuing impact of the COVID-19 pandemic, global conflicts and other factors. For example, the Chinese government has from time to time imposed certain restrictions on movement of people and goods to limit the spread of COVID-19, including recently, which has disrupted supply chains globally. Further, many other countries had imposed certain restrictions on the movement of people and goods and may reimpose such restrictions as needed.

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

Ooma | FY2023 Form 10-Q | 34

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

Ooma | FY2023 Form 10-Q | 35

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

Ooma | FY2023 Form 10-Q | 36

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

Ooma | FY2023 Form 10-Q | 37

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

Ooma | FY2023 Form 10-Q | 38

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

Ooma | FY2023 Form 10-Q | 39

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

Ooma | FY2023 Form 10-Q | 40

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

Ooma | FY2023 Form 10-Q | 41

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

It is likely that from time to time we will have either an excess or shortage of product inventory. For example, in recent periods, we have increased our inventory levels and non-cancelable purchase commitments to third party contract manufacturers and other suppliers to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, our increased inventory levels reflect higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the current global macroeconomic environment. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand. Conversely, insufficient levels of inventory may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

The duration and extent of the impact from the COVID-19 pandemic on our business will continue to depend on future developments that cannot be accurately forecasted at this time, such as the transmission rate and geographic spread of the disease, the extent and effectiveness of current or future containment actions, the widespread use of effective vaccines, the severity of breakthrough cases and emergence of new COVID-19 variants, and the impact of these and other factors on our employees, customers, partners, contract manufacturers, suppliers and other third-party providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

Ooma | FY2023 Form 10-Q | 42

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

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations. For example, in the third quarter of fiscal 2023, we recorded asset impairment charges of $1.4 million related to leased office facilities assumed in connection with our acquisition of OnSIP in July 2022 that we have determined are not needed to support the future growth of our business.

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

Ooma | FY2023 Form 10-Q | 43

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

However, our future success will also depend on our ability to introduce and sell new services, such as Ooma Office Pro Plus, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as Ooma AirDial in the first quarter of fiscal 2023, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, delays in customer readiness for AirDial installations, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. Moreover, the market for POTS line replacement is relatively new and the launch of Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2023 Form 10-Q | 44

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

Ooma | FY2023 Form 10-Q | 45

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

Ooma | FY2023 Form 10-Q | 46

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

Ooma | FY2023 Form 10-Q | 47

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

Ooma | FY2023 Form 10-Q | 48

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

Ooma | FY2023 Form 10-Q | 49

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

Ooma | FY2023 Form 10-Q | 50

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

Ooma | FY2023 Form 10-Q | 51

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

Ooma | FY2023 Form 10-Q | 52

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

Ooma | FY2023 Form 10-Q | 53

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”) will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected to be issued during the fourth quarter of 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. The CPRA modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Within the EU, strict laws apply in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, comprehensively regulates the processing of personal data of any individual residing in the EU. The GDPR provides for significant penalties in the event of violations, including fines of up to 4% of the violating company’s worldwide revenue. We have taken administrative, contractual and other measures designed to achieve compliance with the GDPR, but we cannot guarantee these measures are sufficient. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, on July 16, 2020, the Court of Justice of the European Union, or the CJEU, invalidated the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for participating companies consistent with European privacy requirements for transfer of such data to non-EU countries. The Court also raised concerns about transfer of personal data to the U.S. under standard contractual clauses, or SCCs. Although European regulators have since issued a new set of SCCs for data transfers to the U.S., the new SCCs do not address every concern raised by the CJEU. As a result, the CJEU decision has created uncertainty about data transfer to the U.S. In March 2022, President Biden and European Commission President von der Leyen announced that they had reached an agreement in principle on a new U.S. Data Privacy Framework intended to replace the invalidated Privacy Shield program. In October 2022, President

Ooma | FY2023 Form 10-Q | 54

Biden signed an Executive Order implementing the U.S. Data Privacy Framework in the U.S. However, uncertainty about data transfer to the U.S. will persist until the European Commission formally approves the adequacy of such Framework.

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

Ooma | FY2023 Form 10-Q | 55

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

Ooma | FY2023 Form 10-Q | 56

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

Ooma | FY2023 Form 10-Q | 57

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

Ooma | FY2023 Form 10-Q | 58

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

Ooma | FY2023 Form 10-Q | 59

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

Ooma | FY2023 Form 10-Q | 60

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

Ooma | FY2023 Form 10-Q | 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2023 Form 10-Q | 62

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

Ooma | FY2023 Form 10-Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 9, 2022	By:	/s/ Eric B. Stang
Date: December 9, 2022	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2023 Form 10-Q | 64