Form 10-K
period 2023-01-31
OOMA INC
filed 2023-04-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $273 million, based upon the closing price reported for such date on the New York Stock Exchange.

25.3 million shares of common stock were issued and outstanding as of March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Ooma Premier, Ooma Telo, Ooma Office, Ooma AirDial, Broadsmart, OnSIP, Talkatone and the Ooma logo referred to or displayed herein are trademarks of Ooma, Inc. and its consolidated subsidiaries. All other company and product names referred to herein may be trademarks of the respective companies with which they are associated.

Ooma | FY2023 Form 10-K | 3

PART I

Item 1. Business

Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to businesses and residential customers through our smart software-as-a-service (“SaaS”) and unified communications platforms. For businesses of all sizes, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants and video conferencing to help them run more efficiently. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then facilitate growth by offering new and innovative connected services to our user base. Our customers typically adopt our platforms by making a purchase or rental of our on-premise devices, connecting to the internet and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer satisfaction, retention and loyalty. Our business and residential phone service solutions are each top-ranked by our customers according to surveys by PC Mag and Consumer Reports.

Our services rely upon the following main elements: our multi-tenant cloud service, on-premise devices, desktop and mobile applications, and calling platforms. Ooma’s cloud provides a high-quality, secure, managed and reliable connection integrating every element of our platforms. Our platforms power all aspects of our business, providing a high-volume, low-cost infrastructure for our communications solutions, and enabling a number of other current and future applications and services for productivity, automation, monitoring, safety, security and networking infrastructure.

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of our on-premise devices and end-point devices. We primarily offer our solutions in the U.S. and Canada, with limited offerings in certain other countries. We believe that our differentiated solutions and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets. We believe that our platforms are particularly well-suited to enable the delivery of connected services because they are always on, monitored and interactive.

We have experienced strong revenue growth in recent periods. Our total revenue was $216.2 million, $192.3 million, and $168.9 million in fiscal 2023, 2022 and 2021, respectively. As of January 31, 2023, our core users totaled 1,210,000 for Ooma Business and Ooma Residential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters are located in Sunnyvale, California. Our primary website address is www.ooma.com.

Ooma | FY2023 Form 10-K | 4

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

Ooma Office

Ooma Office is a cloud-based multi-user communications system for small and medium-sized businesses designed to manage communications in and out of the office with a suite of business features at affordable prices. Ooma Office is simple and intuitive to setup and use, mobile-friendly, scalable, and provides a variety of configurations to meet our customers’ specific needs. Customers have their choice of equipment for voice service, including IP phones, smartphones, PCs and traditional analog phones.

Ooma Office has three service plans, which are generally sold as monthly subscriptions:

Ooma Office Essentials provides a curated set of essential business phone features that enables teams to connect seamlessly with customers and co-workers, including: virtual receptionist, SMS and MMS messaging, extension dialing, multi-device ring options, ring groups, call park, audio conferencing, digital fax, music-on-hold, intercom/paging, and voicemail-to-email audio files. The Office Mobile App allows virtual deployment without hardware, so users can make, receive and transfer phone calls, listen to voicemails, text, and manage their Ooma account on-the-go from any iOS or Android device.

Ooma Office Pro offers everything in Ooma Office Essentials while adding a set of more robust features including: HD video conferencing (Ooma Meetings), call recording, call analytics, caller info match, enhanced robocall blocking, voicemail transcription, and integrations with Google Workspace and Microsoft 365 applications. Additionally, the Office Pro Desktop App conveniently enables Pro users to have their complete business communications system on their PCs and Macs to make and receive calls, host and join video meetings, use SMS and MMS messaging, access company directories, access in-depth caller profiles for both inbound and outbound calls, and other capabilities. The Desktop App works anywhere the computer has an internet connection, keeping employees and teams connected while working from home, on the road, or in the office.

Ooma Office Pro Plus is our top-tier service plan that offers everything in Ooma Office Pro while adding powerful employee and customer tools, including: advanced call management, call queuing for satisfying basic call center needs, hot-desking to facilitate hybrid work environments and shared workspaces, expanded videoconferencing options for Ooma Meetings, and CRM integrations with Salesforce and Microsoft Dynamics 365.

We also offer the following two services to our Ooma Office customers:

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

Ooma Managed Wi-Fi is a plug-and-play enterprise-grade Wi-Fi solution that is designed to take the complexity and high cost out of wireless networking for small and medium-sized businesses. Ooma Managed Wi-Fi enables businesses in industries such as retail, restaurant, and hospitality to support Wi-Fi IP phones on Ooma Office, Wi-Fi access for guests, and securely connect online payment systems and cloud-based applications, such as Microsoft Office, Google Workspace or CRM systems.

Ooma | FY2023 Form 10-K | 5

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

Our enterprise UCaaS platform enables easy drag-and-drop call flow management, using modular applications that can be selectively enabled to suit customer needs. Some of these applications include WebRTC, Call Center, Mobile and Desktop applications, Team Chat, and a distinctive reporting portal for end users and administrators. For our call center customers, we offer agents and call center managers the ability to visualize their performance through their day or over time with custom reporting solutions. Additionally, Ooma Direct Routing for Microsoft Teams allows every device enabled with the Teams app – desktops, laptops, smart phones and tablets – to become a fully functional business phone that connects Teams users to external phone lines.

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

Ooma AirDial

Ooma AirDial is a complete integrated solution for businesses intended to address the decommissioning of legacy copper-wire analog phone service, also known as plain old telephone service (“POTS”). This “copper sunset” has created a significant challenge for maintaining safety communications devices and business-critical systems that today require a POTS line – ranging from fire alarm panels to elevator phones, fax machines, public safety phones, building access systems and more – that often cannot be migrated to voice over internet service. Ooma AirDial provides a turnkey replacement for POTS lines by combining the Ooma AirDial base station with virtual analog phone service and a data connection through a nationwide wireless network at one low monthly rate. Ooma AirDial also comes with an intuitive, web-based portal that enables users to view and manage remotely the status of all Ooma AirDial devices together. Each base station can support up to four safety devices. Ooma AirDial can be self-installed or professionally installed through Ooma or third parties.

OnSIP

In July 2022, we acquired Junction Networks, Inc., which does business as OnSIP, from Intrado. OnSIP provides UCaaS solutions designed to make communications approachable for smaller sized business, much like Ooma Office, allowing customers to utilize modern communications tools to enhance their business while streamlining deployment and ongoing management. OnSIP customers can choose between unlimited monthly plans and metered “pay as you go” plans.

Ooma | FY2023 Form 10-K | 6

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

Home Phone Services

Ooma Basic offers unlimited personal calling within the U.S. and features such as: voicemail access, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home. Our Ooma Mobile HD app allows users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The app includes unlimited mobile domestic calls, subject to normal residential usage limitations, and enables users to make international calls on their mobile devices using Ooma’s low-cost international calling plan.

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

Home Phone Products

We offer three ways to connect to our residential phone services:

Ooma Telo is a complete home communications solution designed to serve as the primary phone line in the home, delivering high-quality voice communications, advanced calling features and connected services that are not offered by traditional landlines. Users make a one-time purchase of an Ooma Telo base station and plug it into a high-speed internet connection and standard home phone devices. Users have the option to transfer their existing phone number for a one-time fee or to select a new number at no cost. Once set up, users have access to free nationwide calling, international calling with low rates and the features described above.

Ooma Telo Air is a wireless Ooma Telo with built-in Wi-Fi and Bluetooth capabilities that connects to the internet using the home’s Wi-Fi network and can be paired with mobile phones to answer incoming calls from any phone in the home.

Ooma Telo LTE combines the Ooma Telo base station with the Ooma LTE Adapter and battery back-up to deliver an always-on home phone solution with all of the advanced features provided by our unique cloud-based residential platform.

Ooma also sells a variety of accessories including: handsets with smartphone-like features, remote phone jacks and battery backup, as well as a range of sensors for home security and monitoring.

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

Ooma | FY2023 Form 10-K | 7

Sales and Marketing

Our sales and marketing objectives are to grow our customer base and sell additional services to our existing customers using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost.

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

Sales, Customers and Backlog

We have a diverse and growing customer base across a wide range of industries. Our business and residential products are sold through direct channels, retailers, value-added resellers, master agents and other resellers. The direct channel, value-added resellers and master agents are our primary distribution channels for business customers. Direct channel and retail are our primary distribution channels for residential customers. Our direct sales force is focused on business sales and includes trained sales representatives located in the U.S. and Canada.

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. We also have strategic partnerships with third parties, such as T-Mobile, which enables us to sell our services and products to certain of their customers. No single customer accounted for 10% or more of our total revenue for fiscal 2023, 2022 and 2021.

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

Ooma | FY2023 Form 10-K | 8

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

Operations and Manufacturing

We currently serve most of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space from Equinix in certain cities in Europe. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility for most of our customers. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We primarily contract with manufacturers in China, Vietnam and other Asian countries to produce our on-premise and end-point devices, including Ooma AirDial. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma | FY2023 Form 10-K | 9

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
Customer satisfaction and brand loyalty; and
•
Ability to effectively access reseller channels

We believe that we generally compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•
Established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•
Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp (acquired by Ericsson), 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., and Alphabet Inc. (Google Voice); and
•
Traditional on-premise hardware business communications providers such as Avaya Inc., Cisco Systems, Inc. and Mitel, Inc.

All of these companies currently or may in the future host their solutions through the cloud.

Additionally, we recently entered the POTS replacement market and our new AirDial product faces competition from other companies, including Verizon Communications Inc., Granite Telecommunications LLC, and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

See the section entitled “Risks Related to Our Business and Industry” in Item 1A. "Risk Factors" below for more information related to competition.

Ooma | FY2023 Form 10-K | 10

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

From time-to-time, we conduct confidential company-wide surveys to capture our employees’ views of the organization, company goals and job satisfaction, which our senior leadership team reviews and acts upon, as appropriate. Our employees are encouraged to engage with company leadership and openly raise concerns and questions, including via our quarterly employee communications meeting with the CEO and senior management team. Our management team also hosts “Ask and Answer” sessions across the organization to create more opportunities for employees to communicate, share ideas and learn about Ooma.

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

Employees and Contractors

As of January 31, 2023, we had a total of 454 full-time employees, all of whom are located in the U.S. and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement. Additionally, we utilize third party contractors and temporary personnel to supplement our workforce.

Ooma | FY2023 Form 10-K | 11

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by U.S. and international copyright laws. As of January 31, 2023, we had 41 issued patents and 4 patent applications pending in the U.S. and 2 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2031 and 2040. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

See the section entitled “Risks Related to Security, IT Systems and Intellectual Property” in Item 1A. "Risk Factors” below for more information on our intellectual property risks.

Regulatory Matters

Traditional telephone service historically has been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of Voice-over-Internet Protocol (“VoIP”) resemble the services provided by traditional telephone companies and others resemble the services provided by internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law. The Federal Communications Commission (“FCC”), the U.S. Congress, and various regulatory bodies in the states and in foreign countries have imposed regulations on VoIP providers and are continuing to consider new regulatory requirements on VoIP services.

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

Ooma | FY2023 Form 10-K | 12

ITEM 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks occur, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Risks Related to Our Business and Industry

•
If we are unable to attract new users in a cost-effective manner, our business will be materially and adversely affected.
•
Our customers may terminate their subscriptions for our services in most cases without penalty, and increased customer turnover, as well as costs we incur to retain our customers and induce them to add users and/or functionality could materially and adversely affect our financial performance.
•
A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, and defaults by financial institutions.
•
If we are unable to develop, acquire and/or sell new, or enhance existing, products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.
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
•
We may not be able to achieve or sustain profitability in the future and our rates of growth may decline.
•
Our quarterly and annual results have fluctuated in the past and may continue to do so. As a result, we may fail to meet or to exceed the expectations of analysts or investors, which could cause our stock price to fluctuate.

Ooma | FY2023 Form 10-K | 13

•
If we do not manage inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or inventory shortages that could adversely affect our results of operations.
•
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

Risks Related to Security, IT Systems and Intellectual Property

•
We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address any actual or perceived security breaches.
•
Failures in internet infrastructure or interference with broadband access, or providers of broadband services blocking or degrading our services, could cause current or potential customers to believe that our systems are unreliable, leading our current customers to switch to our competitors or potential customers to avoid using our services.
•
If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.
•
Any failure to obtain protection of our intellectual property rights could materially and adversely affect our business.

Risks Related to Regulatory and Tax Matters

•
Future legislative or regulatory actions, such as the adoption of additional 911 requirements or new taxes, could increase our costs and adversely affect our business and expose us to liability.
•
If we cannot comply with regulations, including communications and telecommunications laws and the FCC’s rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, restrictions on our business, or other penalties.
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

Ooma | FY2023 Form 10-K | 14

Risks Related to Our Business and Our Industry

If we are unable to attract new users in a cost-effective manner our business will be materially and adversely affected.

In order to grow our business, we must continue to attract new users in a cost-effective manner. We use and periodically adjust the mix of advertising and marketing programs to promote our services. Significant increases in the pricing of one or more of our advertising channels could increase our advertising costs or may cause us to choose less expensive and perhaps less effective channels to promote our services. As we add to or change the mix of our advertising and marketing strategies, we may need to expand into channels with significantly higher costs than our current programs, which could materially and adversely affect our results of operations. We will incur advertising and marketing expenses in advance of when we anticipate recognizing any revenue generated by such expenses, and we may fail to experience an increase in revenue or brand awareness as a result of such expenditures. We have made in the past, and may make in the future, significant expenditures and investments in new advertising campaigns, and we cannot assure you that any such investments will lead to the cost-effective acquisition of additional customers. New users are drawn to our products and services by rankings circulated by organizations such as Amazon, Apple and Google app stores and highly regarded publications such as PCMag and Consumer Reports. If we are unable to maintain effective advertising programs and garner favorable rankings, our ability to attract new customers could be materially and adversely affected, which could lead us to increase our advertising and marketing expenditures substantially, and our results of operations may suffer.

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control, including the impact of rising inflation and a slowing economy. As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers, or one or more larger customers, terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations. Our efforts to mitigate risk of customer churn due to any factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

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

Ooma | FY2023 Form 10-K | 15

A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, and defaults by financial institutions.

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns, rising inflation, and defaults by financial institutions than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. For example, since we believe a significant portion of our customers maintain banking relationships with regional banks or other midsize financial institutions, in the event there are widespread bank failures affecting such banks or financial institutions, a large number of our customers could be unable to access funds or borrowing capacity, which would impact their ability to make payments or enter into new subscriptions or other arrangements with us.

As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the U.S. and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy, defaults by financial institutions, or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

If we are unable to develop, acquire and/or sell new, or enhance existing, products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2023, we derived approximately 53% of our revenue from Ooma Business and approximately 45% from Ooma Residential and expect they will continue to account for most of our revenue for the foreseeable future.

However, our future success will also depend on our ability to introduce and sell new services, such as our fiscal 2023 launch of Ooma Office Pro Plus, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as our fiscal 2023 launch of Ooma AirDial, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, delays in customer readiness for AirDial installations, the quality of AirDial installations performed by third-parties, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. Moreover, the market for POTS line replacement is relatively new and Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2023 Form 10-K | 16

We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. New products, or new features or upgrades to existing products and services, may not be released according to schedule, or, when released, they may contain defects. Either of these situations could result in adverse publicity, loss of revenue, higher than expected costs, delay in market acceptance or claims by customers against us, all of which could harm our reputation, business, results of operations and financial condition.

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

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to, or perform services for, us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable or unwilling to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. For example, we are currently transitioning to a new contract manufacturer in Vietnam. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the COVID-19 pandemic and war in the Ukraine. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs have become subject to inflationary pressure in the current global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

Ooma | FY2023 Form 10-K | 17

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service, or DDOS cyberattacks, and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. Although these attempts were not successful in penetrating our network, we may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, an increase in cyber-attack activity has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

Despite our ongoing efforts to enhance security measures, our infrastructure and those of third parties we rely upon may be vulnerable to hackers, phishing, computer viruses, worms, ransomware other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, a majority of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data. In addition, because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Third parties may attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information, such as user names, passwords, customer proprietary network information ("CPNI"), intellectual property or other information in order to gain access to our customers' data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer's bill. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and contractors may be vulnerable to heightened risks of cyber-attacks, including from or affiliated with nation-state actors, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services and products. Any compromise or perceived compromise of our security could damage our reputation, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

See “Risks Related to Security, IT Systems and Intellectual Property” for further risks related to security breaches.

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

Ooma | FY2023 Form 10-K | 18

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

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. Increased competition may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our services and products or cause us to lose market share, any of which could substantially harm our business and results of operations. We face continued competition from established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc; as well as traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud. Additionally, we recently entered the POTS replacement market and our new AirDial product faces competition from other companies, including Verizon Communications Inc., Granite Telecommunications LLC, and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

Some of our competitors have been acquired, and may in the future consolidate with or be acquired by, other companies and competitors. Some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to downward pricing pressure and our loss of market share, and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

Furthermore, increased competition may result in aggressive business and pricing tactics by our competitors, including: offering products similar to our platforms and solutions on a bundled basis at no charge; announcing competing products combined with extensive marketing efforts; providing financial incentives to consumers; and asserting intellectual property rights irrespective of the validity of the claims. Our retail partners may offer the products and services of competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

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

Ooma | FY2023 Form 10-K | 19

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

We rely on purchased or leased hardware and software licensed from third parties in order to offer our services. In some cases, we integrate third-party licensed software components into our platforms. This hardware and software, or future technology we may want to license, may not continue to provide competitive features and functionality or be available to us at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

We currently serve the majority of our customers from data centers in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in Europe and serve some of our customers from cloud service providers. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

Ooma | FY2023 Form 10-K | 20

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our U.S. employees. The ability to support our customers may be disrupted by natural disasters, inclement weather, civil unrest, strikes, terrorism, breaches of data security, and other adverse events. A significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner, which would adversely impact our ability to deliver on our customer commitments. We currently offer support almost exclusively in English. As we expand our operations internationally, we have made and will need to continue to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. Industry consolidation among customer service providers may impact our ability to obtain these services or increase our costs for these services.

Ooma | FY2023 Form 10-K | 21

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

We continue to experience significant growth in our business, including through our expansion domestically and internationally, as well as through our acquisition of OnSIP in July 2022. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and personnel worldwide, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows, and our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers ("DIDs"), are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the U.S. and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes we generally cannot obtain. Our inability to acquire DIDs for our operations would make our services less attractive to potential customers in the affected local geographic areas, which could adversely affect our revenue growth. In addition, future growth in our customer base and the customer bases of our competitors will increase our dependence on needing sufficiently large quantities of DIDs.

Ooma | FY2023 Form 10-K | 22

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

We may not be able to achieve or sustain profitability in the future and our rates of growth may decline.

We have incurred net losses since our inception, including net losses of approximately $3.7 million in fiscal 2023. We have expended significant resources to develop, market, promote, grow our customer base and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $8.8 million for fiscal 2023, we cannot assure you that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth and growth of our active user base may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), our achievement of greater market penetration, a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, investors’ perceptions of our business may be adversely affected, our financial performance will be harmed and our stock price could be volatile or decline.

Our quarterly and annual results have fluctuated in the past and may continue to do so. As a result, we may fail to meet or to exceed the expectations of analysts or investors, which could cause our stock price to fluctuate.

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
•
the timing, operating cost and capital expenditures for the operation, maintenance, and expansion of our business;
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

Ooma | FY2023 Form 10-K | 23

•
the impact of worldwide economic, industry, and market conditions, such as liquidity constraints and higher levels of inflation; and
•
quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from the actual, imminent or perceived outbreaks of epidemics or pandemics.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations and cash flows. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income (loss) and margins in the short term. If we fail to meet or exceed the expectations of securities analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, during 2019, the U.S. federal government announced new and increased tariffs on certain Chinese imported goods, and China imposed tariffs in response to the actions of the U.S. Such actions subjected a wide range of our products to tariffs and increased existing tariffs on certain of our products, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions, including quotas, embargoes, safeguards and customs restrictions, are placed on goods imported into the United States, or any related counter-measures are taken by other countries, our revenue and results of operations may be materially harmed. We cannot assure you that the current U.S. administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

In addition, the U.S. National Defense Authorization Act for Fiscal Year 2019 imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. Further, in 2021, the Secure Equipment Act of 2021 required the FCC to adopt rules clarifying that it will no longer review or approve any authorization application for certain surveillance, telecommunications, and other equipment that poses an unacceptable risk to national security. While these measures have not had a direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly or other products that we import, which may result in higher costs and disruption to our business.

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

Ooma | FY2023 Form 10-K | 24

If we do not manage inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or inventory shortages that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices, as well as materials and components for new products such as AirDial and enhanced versions of existing products, frequently have lead times of several months or longer for delivery and are built based on our estimates of future demand. If we overestimate our requirements, we may incur liabilities for excess or obsolete inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our suppliers may have inadequate supplies of the devices or materials and components required to assemble our products, which could result in an interruption of the assembly of our products, delays in shipments or installations and deferral or loss of revenue. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions. In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

In recent periods, we have increased our inventory levels and non-cancelable purchase commitments to third party contract manufacturers and other suppliers to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, our increased inventory levels reflect higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the current global macroeconomic environment as well as certain components being subject to end-of-life. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

Conversely, insufficient levels of inventory could interrupt the assembly of our products, delay shipments or installations and cause deferral or loss of revenue, any of which may negatively affect relations with customers. For instance, our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of our services could result in loss of customers or harm to our ability to attract new customers. Additionally, retailers may elect to return any unsold inventory without any penalty, which could result in excess inventory charges. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.

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

Ooma | FY2023 Form 10-K | 25

We are continuing to expand our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the U.S. and Canada, but we have continued to expand operations outside North America as we ramp up to provide services in certain countries internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the U.S. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our expansion efforts may not succeed. We face risks in doing business internationally that could materially and adversely affect our business, including:

•
our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, and certification requirements outside the U.S.;
•
our ability to comply with different and evolving laws, rules, regulations and standards relating to data privacy, data protection, data localization and data security enacted in countries in which we operate or do business;
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
•
reliance on third parties over which we have limited control for marketing and reselling our services;
•
availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•
lower levels of adoption of credit or debit card usage for internet related purchases by foreign customers and compliance with various foreign regulations related to credit or debit card processing and data privacy;
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
•
more limited protection for intellectual property rights in some countries;
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

Failure to manage any of these risks could harm our future international operations and our overall business.

Ooma | FY2023 Form 10-K | 26

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

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations. For example, in the third quarter of fiscal 2023, we recorded asset impairment charges of $1.4 million related to leased office facilities assumed in our acquisition of OnSIP in July 2022 that we determined are not needed for the future growth of our business.

When we enter into strategic transactions in which we acquire other companies, we cannot guarantee we will be able to successfully integrate the teams, assets, technologies or business of these target companies into our business, that we will be able to fully recover the costs of such transactions, that we will retain existing key customer and partner relationships, that we will be successful in leveraging such strategic transactions into increased business for our products, or that we will otherwise be able to achieve the intended results of the acquisitions.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings, draw down under our existing credit facility or enter into new credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all, due to among other factors, general macro-economic conditions, including rising interest rates, volatile credit markets and inflation. For example, our existing credit facility contains affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions. Any debt financing we secure in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Adverse developments that affect financial institutions, or concerns about such developments, have in the past and may in the future lead to market-wide liquidity problems and disruptions in the financial services industry. For example, in March 2023, the closure of Silicon Valley Bank and Signature Bank destabilized many financial institutions and created uncertainty across the industry. Future defaults or other similar destabilizing events could impact the credit markets and adversely impact our ability to access our capital and to obtain debt financing on favorable terms.

If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing under our credit facility or alternative sources on terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline.

Ooma | FY2023 Form 10-K | 27

Our success depends, in part, on increased acceptance of our connected services, applications and products.

Our future growth depends on our ability to significantly increase revenue generated from our Ooma Business and Ooma Residential communications solutions and other connected services. The markets for cloud-based communications and other connected services are evolving rapidly and are characterized by an increasing number of market entrants. If these markets fail to develop, develop more slowly than we anticipate or develop in a manner different than we expect, our services could fail to achieve market acceptance, which in turn could materially and adversely affect our business.

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

Our Ooma Residential product and services are sold primarily to individuals and families. With the growth of mobile technologies, many consumers have chosen to eliminate their home telephone service. Our ability to continue growing our user base depends on our ability to convince customers and potential customers that our service is sufficiently useful and cost-effective, that it makes sense to maintain or establish home telephone services with us. Our growth could slow and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

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

Ooma | FY2023 Form 10-K | 28

Risks Related to Security, IT Systems and Intellectual Property

We have incurred, and expect to continue to incur, significant costs to protect against security breaches. We may incur significant additional costs in the future to address any actual or perceived security breaches.

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

Some of the providers of broadband internet access and high-speed mobile access, such as AT&T and Verizon, market and sell products and services to our current and potential customers that directly compete with our own offerings, which can potentially give such providers a competitive advantage. Broadband providers also may take measures that affect their customers’ ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to

Ooma | FY2023 Form 10-K | 29

charge their customers more for also using our services. A number of states have enacted or are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether state initiatives will be modified, overturned, or vacated by legal action of the court, federal or state legislation, or the FCC.

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

We are currently not in compliance with all of the applicable technical requirements of the Payment Card Industry Data Security Standard, or PCI, but we are working to become fully compliant as soon as is practicable. If we fail to become compliant or maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations may fine us or, while unusual, may impose certain restrictions on our ability to accept credit cards or terminate our agreements with them, rendering us unable to accept credit cards as payment for our services. Our services have been in the past, and may also be in the future, subject to fraudulent or abusive usage in violation of applicable law or our acceptable use policies, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes, any of which could result in our incurring substantial costs for the completion of calls. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have accessed and used our customers’ accounts and extensions through fraudulent means in the past, and they may do so in the future, which also could result in substantial call completion and other costs for us. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage.

Ooma | FY2023 Form 10-K | 30

Although we have implemented multiple fraud prevention and detection controls, we cannot assure you that these controls will be adequate to protect against fraud. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our paid customer base to significantly decrease, could have a material adverse effect on our results of operations, financial condition and ability to grow our business.

Accusations of infringement of intellectual property rights could materially and adversely affect our business.

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation. However, we may be sued for infringement in the future, and we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on favorable terms. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

Certain technology necessary for us to provide our services may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by another person, we would have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering products and services incorporating the technology, which could materially and adversely affect our business and results of operations. If we were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. Among other negative consequences, we could also be prohibited from using or selling certain products or services, prohibited from using certain processes, or required to redesign certain products or services, each of which could have a material adverse effect on our business and results of operations.

Any failure to obtain registration or protection of our intellectual property rights could materially and adversely affect our business.

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret.

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

The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our products and services. Though we have registered numerous trademarks and service marks, have applied for registration of additional trademarks and service marks and have acquired a number of domain names in and outside the U.S. if our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. There have been in the past, and may be in the future, instances where third parties have used our trade names, or have adopted confusingly similar trade names to ours. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.

We may not be able to protect or enforce our proprietary rights in the U.S. or internationally. We typically enter into confidentiality and invention assignment agreements with our employees, consultants, third-party contractors (including contractors located in Russia and the Philippines), customers and vendors in an effort to control access to use and

Ooma | FY2023 Form 10-K | 31

distribution of our technology, software, documentation and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, such agreements may not adequately protect our proprietary rights in foreign countries, where effective intellectual property protection may be unavailable or limited. Our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

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

Ooma | FY2023 Form 10-K | 32

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

International Regulation. As we expand internationally, we are subject to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. Our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs and prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

The adoption of additional 911 requirements by the FCC could increase our costs that could make our service more expensive, decrease our profit margins, or both.

We may not be able to comply with additional 911 requirements adopted by the FCC for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services were required to supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the U.S. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results.

If we cannot comply with the FCC’s rules imposing call signaling requirements on VoIP providers, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, effective June 30, 2021, voice service providers in the U.S. were required to either fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Canada is also currently in the process of implementing STIR/SHAKEN requirements. Although we have implemented STIR/SHAKEN in the U.S. and are in the process of implementing STIR/SHAKEN in Canada, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers. Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

Ooma | FY2023 Form 10-K | 33

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

The FCC and a number of states are considering modifications to USF programs, including the manner in which companies, like us, contribute to the federal USF program, and whether certain non-interconnected VoIP providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states modify contribution obligations that continue to increase our contribution burden, we will either need to absorb the increased costs or raise the amount we currently collect from some of our customers to cover these obligations, which would either reduce our profit margins or diminish our price advantage. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We currently charge our customers certain fees and other surcharges, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

Ooma | FY2023 Form 10-K | 34

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

There are numerous U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection (“Processing”) of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules, and their status remains uncertain.

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, a new privacy law, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Within the EU, strict laws apply in connection with the Processing of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, provides for significant penalties for violations, including fines of up to 4% of the violating company’s worldwide revenue. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, there is uncertainty about data transfer to the US due to the Court of Justice of the European Union’s decision invalidating the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for certain participating companies. In March 2022, the U.S. and the European Commission reached an agreement in principle on a new U.S. Data Privacy Framework intended to replace the invalidated Privacy Shield program. However, uncertainty about data transfer to the U.S. will persist until the European Commission formally approves the adequacy of such Framework.

We have taken administrative, contractual and other measures designed to achieve compliance with applicable privacy laws and standards, but we cannot guarantee these measures are sufficient. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards, in particular as we continue to expand our international operations, may increase the cost of our operations, affect our ability to provide all the current features of our business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may

Ooma | FY2023 Form 10-K | 35

limit our ability to Process data, and to allow our customers to Process data with others through our products and services. Failure to comply with such obligations could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

Our customers may use our services to transmit and store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy such as HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business.

Any failure by us to protect our users’ privacy and data, including as a result of our systems being compromised by hacking or other malicious activity, could result in a loss of user confidence in our services and ultimately in a loss of users, which could materially and adversely affect our business. Our customers may also accidentally disclose their passwords, store them on a mobile device that is lost or stolen, or otherwise fall prey to attacks outside our system, creating the perception that our systems are not secure against third-party access. If our third-party contractors or vendors violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have a material and adverse effect on our business.

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

Ooma | FY2023 Form 10-K | 36

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

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our services. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. The application of existing, new, or future laws, whether in the U.S. or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Ooma | FY2023 Form 10-K | 37

As we expand our operations internationally, certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the U.S. until those earnings are repatriated to the U.S. could affect the tax treatment of our foreign earnings. Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2023, we had federal net operating loss carryforwards of approximately $96.9 million available to offset future income, of which approximately $45.0 million will expire in various amounts beginning in 2030, if not utilized, and the remainder may be carried forward indefinitely. We also had state net operating loss carryforwards of $79.3 million which will expire in various amounts beginning in 2023. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2023 Form 10-K | 38

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2023. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE.

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

Ooma | FY2023 Form 10-K | 39

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

Ooma | FY2023 Form 10-K | 40

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

We were and are currently subject to a class action litigation, and may be subject to other litigation in the future.

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action in connection with its initial public offering, and in October 2019, the Court dismissed the lawsuit with prejudice. In addition, in February 2021 the Company and Ooma Canada Inc. were named as defendants in a class action complaint in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

Ooma | FY2023 Form 10-K | 41

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

Ooma | FY2023 Form 10-K | 42

Climate change may have an impact on our business.

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices and facilities in California have experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, heat waves, wildfires and power shutoffs associated with wildfire prevention. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, our third-party suppliers and our customers, and may cause us to experience higher churn, losses and additional costs to maintain or resume operations.

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

We lease space from third-party data centers under co-location agreements that support our cloud infrastructure, the most significant locations being San Jose, California; Dallas, Texas; Ashburn, Virginia; as well as several locations internationally.

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

Ooma | FY2023 Form 10-K | 43

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of January 31, 2023, there were approximately 58 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph. The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2018 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 31, 2023, the last trading day of our fiscal year 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Ooma, Inc., the NYSE Composite Index
and the NASDAQ Telecommunications Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/18
1/19
1/20
1/21
1/22
1/23
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

Ooma | FY2023 Form 10-K | 44

ITEM 6. [Reserved]

Ooma | FY2023 Form 10-K | 45

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2023 as fiscal 2023, our fiscal year ended January 31, 2022 as fiscal 2022 and our fiscal year ended January 31, 2021 as fiscal 2021. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2023 and 2022 items and year-to-year comparisons between fiscal 2023 and 2022. Discussion regarding our financial condition and results of operations for fiscal 2022 as compared to 2021 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on April 8, 2022.

Executive Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to businesses and residential customers through our smart SaaS and unified communications platforms. For businesses of all sizes, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants, and video conferencing to help them run more efficiently. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of our on-premise devices and end-point devices. We primarily offer our solutions in the U.S. and Canada, with limited offerings in certain other countries.

In July 2022, we completed the acquisition of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and medium-sized businesses, from Intrado Corp. for a base purchase price of approximately $9.8 million in cash. The final aggregate purchase price was $9.5 million, reflecting a $0.3 million reduction for customary working capital adjustments. We believe the acquisition of OnSIP will accelerate overall growth of Ooma Business.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services. See Item 1. Business above for additional information regarding our business, including products and services offered, competitive market and regulatory matters.

Fiscal 2023 Financial Performance

•
Total revenue was $216.2 million, up 12% year-over-year, primarily driven by the continued growth of Ooma Business and the acquisition of OnSIP.
•
Subscription and services revenue from Ooma Business grew 24% year-over-year, driven by user growth and two full quarters contribution from OnSIP.
•
Total gross margin was 64%, up from 62% in fiscal 2022.
•
GAAP net loss was $3.7 million, compared to a net loss of $1.8 million in fiscal 2022. Net loss for fiscal 2023 included $1.4 million in facilities consolidation charges, $1.5 million in acquisition-related transaction costs and a $2.1 million income tax benefit associated with the acquisition of OnSIP.
•
Non-GAAP net income was $13.6 million, compared to $12.6 million in fiscal 2022.
•
Adjusted EBITDA was $17.4 million, or 8% of revenue, compared to $15.6 million in fiscal 2022.
•
As of January 31, 2023, we had total cash, cash equivalents and short-term investments of $26.9 million, down $4.4 million from $31.3 million as of January 31, 2022. Cash usage reflected our acquisition of OnSIP.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2023 Form 10-K | 46

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

Low core user churn. We believe that maintaining our current low core user churn for Ooma Business and Ooma Residential is an important factor in our ability to continue to improve our financial performance and is a distinguishing advantage over many of our competitors. We focus on providing high-quality services and support to our users so they remain with us.

Growth in additional services and products. We believe that there is significant opportunity for us to increase the additional subscription and services that our customers purchase from us in both the business and residential markets, which generates more value to Ooma over the life of our customer relationship. We are investing in Ooma Business to develop additional features to continue our momentum serving businesses of all sizes and further increase our average revenue per user. For example, we launched Office Pro Plus in the first half of fiscal 2023. Additionally, we continue to see a large market opportunity to capitalize on Ooma AirDial as an integrated solution for businesses to replace legacy copper-wire analog phone service. We also plan to evolve our fixed wireless and Wi-Fi solutions as part of our longer-term strategy to provide a more complete solution for small and medium-sized businesses.

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

Ooma | FY2023 Form 10-K | 47

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of January 31,
	2023	2022	2021
Core users	1,210	1,100	1,074
Annualized exit recurring revenue (AERR)	$206,700	$176,900	$160,500
Net dollar subscription retention rate	94%	96%	96%
Adjusted EBITDA	$17,395	$15,568	$14,013

Core Users increased year-over-year, which was primarily driven by growth in business users. As of January 31, 2023, Ooma Business users comprised approximately 35% of our total core users, up from 28% as of January 31, 2022. As of January 31, 2023, core users included approximately 50,000 acquired OnSIP users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate decreased year-over-year due to lower growth year-over-year in average revenue per user, which was primarily due to continuing growth from a large customer with a customized pricing structure that slowed the rate of average revenue per user. Overall, customer churn across our user base remained stable throughout fiscal 2023. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue, and is an indicator of the long-term value of our customer relationships and the stability of our revenue base. It measures the percentage year-over-year change in our recurring subscription revenue per core user (excluding Talkatone revenue), which is then adjusted by factoring in the percentage of our core users we have retained during the same period. Our net dollar subscription retention rate is affected by changes in average amounts that our core users pay to us, fluctuations in the number of our core users, and our core user churn rate.

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

Ooma | FY2023 Form 10-K | 48

Adjusted EBITDA increased year-over-year in line with our revenue growth, representing approximately 8% of our total revenues for fiscal 2023 and fiscal 2022. We use Adjusted EBITDA (Earnings Before Interest, Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of acquired intangible assets and other acquisition-related costs, facilities consolidation charges, and stock-based compensation and related taxes. See "Non-GAAP Financial Measures" below for additional information.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
GAAP net loss	$(3,655)	$(1,751)	$(2,441)
Reconciling items:
Interest and other income, net	(332)	(179)	(419)
Income taxes	(1,770)	—	85
Depreciation and amortization of capital expenditures	3,771	3,117	2,877
Amortization of acquired intangible assets and acquisition-related costs	3,824	1,304	1,304
Facilities consolidation charges	1,402	—	—
Stock-based compensation and related taxes	14,155	13,077	12,607
Adjusted EBITDA	$17,395	$15,568	$14,013

Ooma | FY2023 Form 10-K | 49

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

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services; certain telecom taxes and fees, including Federal USF contributions; credit card processing fees; costs to build out and maintain data centers; depreciation and maintenance of servers and equipment; personnel costs associated with customer care and network operations support; amortization of certain acquired intangible assets, and allocated overhead costs.

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise devices and end-point devices, including Ooma AirDial, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipping and handling costs, tariffs imposed on imported product and allocated overhead costs.

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including revenue mix and fluctuations in the costs described above. We expect our subscription and services gross margin to increase over the long-term, primarily as we achieve scale efficiencies and as Ooma Business revenue becomes a larger majority of total subscription revenue.

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing due to supply chain constraints in the current global macroeconomic environment as well as certain components becoming subject to end-of-life and we may not be able to fully offset such higher costs through price increases. Accordingly, we expect our product and other gross margin during fiscal 2024 will be negatively impacted by these higher component costs. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise devices or other products, we would expect our total gross margin to be impacted.

Operating expenses

Sales and marketing expenses consist primarily of personnel costs for employees and contractors, advertising and marketing costs, sales commissions paid to internal sales personnel and third parties, amortization of capitalized sales commissions, amortization of acquired customer relationship intangible assets, travel expenses and allocated overhead costs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to grow our business.

Research and development expenses are focused on developing new and expanded features for our solutions and improvements to our platforms and backend architecture. Research and development expenses consist primarily of personnel costs for employees and contractors, including third-party development, and allocated overhead costs. We expect our research and development expenses to increase in absolute dollars as we continue to grow our business.

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, certain acquisition-related costs, and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Ooma | FY2023 Form 10-K | 50

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription and services	$199,105	$175,942	$156,873
Product and other	17,060	16,348	12,074
Total revenue	216,165	192,290	168,947

Cost of revenue:
Subscription and services	54,499	49,563	46,134
Product and other	24,018	24,289	18,009
Total cost of revenue	78,517	73,852	64,143
Gross profit	137,648	118,438	104,804

Operating expenses:
Sales and marketing	69,671	58,631	50,919
Research and development	45,939	38,193	36,079
General and administrative	27,795	23,544	20,581
Total operating expenses	143,405	120,368	107,579
Loss from operations	(5,757)	(1,930)	(2,775)
Interest and other income, net	332	179	419
Loss before income taxes	(5,425)	(1,751)	(2,356)
Income tax benefit (provision)	1,770	—	(85)
Net loss	$(3,655)	$(1,751)	$(2,441)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenue	$986	$1,026	$1,054
Sales and marketing	2,068	1,932	1,978
Research and development	4,713	4,373	4,387
General and administrative	6,388	5,746	5,188
Total stock-based compensation expense	$14,155	$13,077	$12,607

Ooma | FY2023 Form 10-K | 51

Comparison of fiscal years 2023, 2022 and 2021 (dollars in tables are in thousands):

Revenue

	Fiscal Year Ended January 31,			Change
	2023	2022	2021	2023 vs. 2022
Revenue:
Subscription and services	$199,105	$175,942	$156,873	$23,163	13%
Product and other	17,060	16,348	12,074	712	4%
Total revenue	$216,165	$192,290	$168,947	$23,875	12%
Percentage of revenue:
Subscription and services	92%	91%	93%
Product and other	8%	9%	7%
Total	100%	100%	100%

Fiscal 2023 Compared to Fiscal 2022

We derived approximately 53% and 49% of our total revenue from Ooma Business and approximately 45% and 49% from Ooma Residential in fiscal 2023 and 2022, respectively.

Subscription and services revenue increased $23.2 million or 13% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per user, driven by both organic and OnSIP-related growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services. Subscription and services revenue from Ooma Business and Ooma Residential grew 24% and 3% year-over-year, respectively. The acquisition of OnSIP in July 2022 contributed approximately $6.5 million to our revenue growth during fiscal 2023.

Product and other revenue increased $0.7 million or 4% year-over-year, which was primarily attributable to shipments of Ooma AirDial.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2023	2022	2021	2023 vs. 2022
Cost of revenue:
Subscription and services	$54,499	$49,563	$46,134	$4,936	10%
Product and other	24,018	24,289	18,009	(271)	(1)%
Total cost of revenue	$78,517	$73,852	$64,143	$4,665	6%
Gross margin:
Subscription and services	73%	72%	71%
Product and other	(41)%	(49)%	(49)%
Total	64%	62%	62%

Fiscal 2023 Compared to Fiscal 2022

Subscription and services gross margin of 73% increased year-over-year from 72% reflecting the continued growth of Ooma Business revenues with higher average revenue per user and associated benefits of economies of scale. Cost of subscription and services revenue for fiscal 2023 increased $4.9 million or 10% year-over-year, primarily due to a $2.6 million increase in personnel related costs, driven in part by increases in headcount attributable to the OnSIP acquisition in July 2022, as well as a $1.1 million increase in infrastructure costs, a $0.5 million increase in regulatory costs and a $0.5 million increase in credit card processing fees that support the growth of Ooma Business. Overall, the year-over-year increase in the cost of subscription and services reflects both organic and OnSIP-related growth of our business.

Product and other revenue gross margin of negative 41% improved from 49% in the prior year, primarily due to nonrecurring sales of legacy inventories that were previously written-down in fiscal 2022 coupled with higher sales of certain accessories with favorable margins. However, during the fourth quarter of fiscal 2023, our results of operations started to be negatively impacted by certain higher cost components that we had procured earlier in the fiscal year to manage pandemic-driven supply chain issues.

Ooma | FY2023 Form 10-K | 52

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2023	2022	2021	2023 vs. 2022
Sales and marketing	$69,671	$58,631	$50,919	$11,040	19%
Research and development	45,939	38,193	36,079	7,746	20%
General and administrative	27,795	23,544	20,581	4,251	18%
Total operating expenses	$143,405	$120,368	$107,579	$23,037	19%

Fiscal 2023 Compared to Fiscal 2022

Sales and marketing expenses increased $11.0 million or 19% year-over-year, primarily due to a $4.3 million increase in advertising and marketing costs for channel development activity, a $2.3 million increase in personnel-related costs, a $1.9 million increase in third-party commissions, a $1.7 million increase in amortization of capitalized sales commissions and a $0.8 million increase in amortization of acquired customer intangible assets. Overall, the year-over-year increase in sales and marketing reflects our strategy to drive continued growth in sales of Ooma Business.

Research and development expenses increased $7.7 million or 20% year-over-year, primarily due to a $7.3 million increase in personnel-related costs, driven by growth in headcount for higher utilization of contractors, and $0.4 million incurred for acquisition-related transition costs. Overall, the year-over-year increase in research and development was designed to support our efforts in the development of new features for both Ooma Office and Ooma Enterprise, as well as new products such as Ooma AirDial.

General and administrative expenses increased $4.3 million or 18% year-over-year, primarily due to a $1.7 million increase in personnel-related costs to scale with the overall growth of our business, including stock-based compensation, as well as $1.4 million incurred for facilities consolidation charges during the third quarter of fiscal 2023 and $1.1 million incurred for OnSIP acquisition-related transaction costs. Facilities consolidation charges included asset write-downs related to leased office space assumed in our OnSIP acquisition that we determined were not needed for the future growth of our business.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the OnSIP acquisition near the end of the second quarter of fiscal 2023.

Income Taxes

We recorded a net income tax benefit of $1.8 million for fiscal 2023 which was primarily attributable to the release of a $2.1 million valuation allowance on certain preexisting deferred tax assets that was realized as a result of deferred tax liabilities assumed in our acquisition of OnSIP.

Ooma | FY2023 Form 10-K | 53

Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income below and Adjusted EBITDA above. These non-GAAP financial measures are presented to provide investors with additional information regarding our financial results and core business operations. Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of our operating results and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted expenses or gains are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together.

These non-GAAP financial measures have limitations as an analytical tool, in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider the impact of interest and other income/expense and does not reflect income tax payments that may represent a reduction in cash available to us;
•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business; although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;
•
Adjusted EBITDA and non-GAAP net income exclude stock-based compensation expense and related payroll taxes because we believe these adjustments provide better comparability to peer company results and because these charges are not viewed by management as part of our core operating performance;
•
Adjusted EBITDA and non-GAAP net income exclude acquisition-related costs including the amortization of acquired intangible assets, as well as third-party transaction costs incurred for legal and other professional services, and an acquisition-related income tax benefit. These items are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because they are not related to our core operating performance or reflective of ongoing operating results in the period, and their frequency and amount vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from these non-GAAP measures, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;
•
Adjusted EBITDA and non-GAAP net income exclude facilities consolidation charges recorded in connection with vacated office facilities assumed in the OnSIP acquisition, including right-of-use asset impairment charges and the related ongoing operating lease cost of those facilities recorded under ASC 842, Leases. These charges do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
•
other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of GAAP net loss to non-GAAP net income for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
GAAP net loss	$(3,655)	$(1,751)	$(2,441)
Stock-based compensation and related taxes	14,155	13,077	12,607
Amortization of acquired intangible assets and acquisition-related costs	3,824	1,304	1,304
Facilities consolidation charges	1,402	—	—
Acquisition-related income tax benefit	(2,133)	—	—
Non-GAAP net income	$13,593	$12,630	$11,470

Ooma | FY2023 Form 10-K | 54

Liquidity and Capital Resources

As of January 31, 2023, we had $26.9 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

In March 2023, the portion of our cash deposits held at Silicon Valley Bank ("SVB") were temporarily unavailable as that financial institution was placed into receivership. We hold our cash and cash equivalents with multiple large U.S. financial institutions, including SVB previously and currently with its purchaser, First Citizens BancShares. As of the date the accompanying consolidated financial statements were issued, we had access to all of our cash, cash equivalents and short-term investments. We continue to believe that we have sufficient assets and liquidity to adequately cover future obligations using cash balances that we maintain.

The following table summarizes cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Net cash provided by operating activities	$8,773	$6,655	$4,367
Net cash (used in) provided by investing activities	(6,146)	(4,887)	229
Net cash provided by financing activities	1,843	601	1,022
Net increase in cash and cash equivalents	$4,470	$2,369	$5,618

Operating Activities

The following table provides selected cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Net loss	$(3,655)	$(1,751)	$(2,441)
Non-cash charges	22,245	20,095	19,700
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	434	(2,082)	(637)
Increase in inventories and deferred inventory costs	(12,333)	(1,571)	(3,378)
Increase in prepaid expenses and other assets	(2,460)	(4,609)	(5,496)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,509	(3,599)	(3,911)
Increase in deferred revenue	33	172	530
Net cash provided by operating activities	$8,773	$6,655	$4,367
For fiscal 2023, our net loss of $3.7 million included non-cash charges primarily related to stock-based compensation expense, operating lease expense, depreciation and amortization expense, facilities consolidation charges and an income tax benefit related to our business acquisition. Operating asset and liability changes for fiscal 2023 included:

•
a decrease of $0.4 million in accounts receivable due to the timing of cash collections
•
an increase of $12.3 million in inventories and deferred inventory costs to mitigate the risk of global supply chain disruptions caused by component shortages and longer lead times, as well as to scale our need for new products
•
an increase of $2.5 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and the timing of prepayments
•
an increase of $4.5 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for fiscal 2023 increased $2.1 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2023 Form 10-K | 55

Investing Activities

Cash used in investing activities was $6.1 million for fiscal 2023, which consisted of cash consideration paid for the OnSIP business acquisition of $9.8 million, short-term investment purchases of $3.9 million and capital expenditures of $5.2 million, partly offset by proceeds of $12.7 million from maturities of short-term investments. Cash used by investing activities increased $1.3 million year-over-year primarily due to funding our business acquisition with proceeds from investment maturities.

Financing Activities

Cash provided by financing activities was $1.8 million for fiscal 2023, which consisted of proceeds of $3.4 million from the issuance of common stock from our Employee Stock Purchase Plan (“ESPP”) and stock option exercises, partly offset by payments of $1.6 million related to shares repurchased for tax withholdings on vesting of restricted stock units (“RSUs”). Cash provided by financing activities increased $1.2 million year-over-year, which primarily reflected higher proceeds from stock option exercises.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25 million and, subject to certain conditions, may be increased to up to $45 million. We currently have no outstanding borrowings. See Note 12: Financing Arrangements in the notes of our consolidated financial statements for more information.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for our headquarters located in Sunnyvale, California, as well as office space and co-location data center facilities in several locations. As of January 31, 2023, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $15.5 million, with payments of $3.7 million due in the next 12 months and $11.8 million due thereafter. As of January 31, 2023, we have payment obligations for a new operating lease that has not yet commenced totaling $6.9 million. See Note 7: Operating Leases in the notes to our consolidated financial statements.

As of January 31, 2023 and 2022, non-cancelable inventory purchase commitments to our contract manufacturers and other suppliers totaled approximately $7.8 million and $19.4 million, respectively. Additionally, we have a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

Ooma | FY2023 Form 10-K | 56

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

Revenue Recognition

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Subscription revenue is generally recognized ratably over the contractual service term. Product and other revenue is primarily generated from the sale of on-premise devices and end-point devices, including shipping and handling fees for our direct customers. We recognize product and other revenue from sales to direct end-customers and channel partners at the point in time that control transfers.

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

Inventories

Inventories consist of raw materials and finished goods and are stated at the lower of actual cost and net realizable value on a first-in, first-out basis. At each balance sheet date, we determine excess or obsolete inventory write-downs based on multiple factors, including: forecast demand for our products within a specified time horizon, generally 12 months, product acceptance and competitiveness in the marketplace, product life cycles, product development plans, and current and historical sales levels. Inventory write-downs for excess and obsolete inventory are recorded in cost of goods sold within the consolidated statement of operations during the period in which such write-downs are determined as necessary by management. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written down in a previous period, related revenues would be recorded without any offsetting charge to cost of product and other revenue resulting in a net benefit to our gross margin in that period. For example, in the second quarter of fiscal 2023, our product and other gross margin was favorably impacted by nonrecurring product sales of approximately $0.5 million for legacy inventories that were previously written-down in fiscal 2022. Overall, our estimates of inventory carrying value adjustments have been materially consistent with actual results.

Ooma | FY2023 Form 10-K | 57

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and short-term investments. Our cash equivalents and investments are held in money market funds, U.S. treasury securities, U.S. agency debt securities, commercial papers, corporate debt securities and asset-backed securities. Due to the short-term nature of these instruments, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio. We did not have any debt as of January 31, 2023 and 2022.

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

Ooma | FY2023 Form 10-K | 58

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2023 Form 10-K | 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Ooma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Ooma | FY2023 Form 10-K | 60

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

Sufficiency of audit evidence over subscription revenue

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription and services revenue as well as product and other revenue. The Company’s subscription revenue recognition process is automated, and revenue is recorded through reliance on customized and proprietary information technology (IT) systems. The Company recorded $199.1 million of subscription and services revenue for the year ended January 31, 2023.

We identified the evaluation of the sufficiency of audit evidence over certain subscription revenue as a critical audit matter. This matter required especially subjective auditor judgment because the revenue recognition process is automated and reliant upon complex IT systems. Involvement of IT professionals with specialized skills and knowledge was required to assist with the determination of IT systems subject to testing and the performance of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscription revenue, including the determination of the IT systems subject to testing. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's subscription revenue process. We involved IT professionals with specialized skills and knowledge, who assisted in the determination and testing of certain IT general and application controls that are used by the Company in its subscription revenue recognition process. We assessed the recorded subscription revenue by comparing revenue to underlying cash receipts. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of such evidence.

/s/ KPMG LLP

We have served as the Company's auditor since 2021.

Santa Clara, California

April 7, 2023

Ooma | FY2023 Form 10-K | 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ooma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 7, 2021, (April 8, 2022 as to the effects of the restatement to the consolidated financial statements for the year ended January 31, 2021)

We began serving as the Company's auditor in 2012. In 2021 we became the predecessor auditor.

Ooma | FY2023 Form 10-K | 62

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2023	January 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,137	$19,667
Short-term investments	2,723	11,613
Accounts receivable, net	7,131	7,310
Inventories	26,246	13,841
Other current assets	14,368	13,598
Total current assets	74,605	66,029
Property and equipment, net	7,996	6,481
Operating lease right-of-use assets	12,702	14,396
Intangible assets, net	10,463	4,208
Goodwill	8,655	4,264
Other assets	16,584	13,875
Total assets	$131,005	$109,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,462	$7,507
Accrued expenses and other current liabilities	26,726	22,823
Deferred revenue	17,216	16,600
Total current liabilities	57,404	46,930
Long-term operating lease liabilities	10,426	11,194
Other long-term liabilities	31	73
Total liabilities	67,861	58,197
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 25.0 million and 23.9 million shares issued and outstanding, respectively	5	4
Additional paid-in capital	195,605	179,860
Accumulated other comprehensive loss	(23)	(20)
Accumulated deficit	(132,443)	(128,788)
Total stockholders’ equity	63,144	51,056
Total liabilities and stockholders’ equity	$131,005	$109,253

See notes to consolidated financial statements.

Ooma | FY2023 Form 10-K | 63

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2023	2022	2021
Revenue:
Subscription and services	$199,105	$175,942	$156,873
Product and other	17,060	16,348	12,074
Total revenue	216,165	192,290	168,947

Cost of revenue:
Subscription and services	54,499	49,563	46,134
Product and other	24,018	24,289	18,009
Total cost of revenue	78,517	73,852	64,143
Gross profit	137,648	118,438	104,804

Operating expenses:
Sales and marketing	69,671	58,631	50,919
Research and development	45,939	38,193	36,079
General and administrative	27,795	23,544	20,581
Total operating expenses	143,405	120,368	107,579
Loss from operations	(5,757)	(1,930)	(2,775)
Interest and other income, net	332	179	419
Loss before income taxes	(5,425)	(1,751)	(2,356)
Income tax benefit (provision)	1,770	—	(85)
Net loss	$(3,655)	$(1,751)	$(2,441)

Net loss per share of common stock:
Basic and diluted	$(0.15)	$(0.07)	$(0.11)
Weighted-average shares of common stock outstanding:
Basic and diluted	24,506,525	23,473,849	22,361,312

See notes to consolidated financial statements.

Ooma | FY2023 Form 10-K | 64

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2020	21,716,128	$152,997	$14	$(124,596)	$28,415
Issuance of common stock under equity-based plans	1,279,820	2,950	—	—	2,950
Shares repurchased for tax withholdings on vesting of RSUs	(122,928)	(1,641)	—	—	(1,641)
Stock-based compensation	—	12,275	—	—	12,275
Other comprehensive loss	—	—	(7)	—	(7)
Net loss	—	—	—	(2,441)	(2,441)
BALANCE - January 31, 2021	22,873,020	166,581	7	(127,037)	39,551
Issuance of common stock under equity-based plans	1,168,245	2,706	—	—	2,706
Shares repurchased for tax withholdings on vesting of RSUs	(105,072)	(2,105)	—	—	(2,105)
Stock-based compensation	—	12,682	—	—	12,682
Other comprehensive loss	—	—	(27)	—	(27)
Net loss	—	—	—	(1,751)	(1,751)
BALANCE - January 31, 2022	23,936,193	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,174,532	3,397	—	—	3,397
Shares repurchased for tax withholdings on vesting of RSUs	(114,633)	(1,554)	—	—	(1,554)
Stock-based compensation	—	13,903	—	—	13,903
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(3,655)	(3,655)
BALANCE - January 31, 2023	24,996,092	$195,610	$(23)	$(132,443)	$63,144

See notes to consolidated financial statements.

Ooma | FY2023 Form 10-K | 65

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended January 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(3,655)	$(1,751)	$(2,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	13,903	12,682	12,275
Depreciation and amortization of capital expenditures	3,771	3,117	2,877
Amortization of intangible assets	2,286	1,304	1,304
Amortization of operating lease right-of-use assets	2,978	2,939	3,198
Facilities consolidation charges	1,402	—	—
Deferred income tax benefit	(2,133)	—	—
Other	38	53	46
Changes in operating assets and liabilities:
Accounts receivable, net	434	(2,082)	(637)
Inventories and deferred inventory costs	(12,333)	(1,571)	(3,378)
Prepaid expenses and other assets	(2,460)	(4,609)	(5,496)
Accounts payable, accrued expenses and other liabilities	4,509	(3,599)	(3,911)
Deferred revenue	33	172	530
Net cash provided by operating activities	8,773	6,655	4,367

Cash flows from investing activities:
Proceeds from maturities of short-term investments	12,705	16,505	22,866
Proceeds from sales of short-term investments	—	300	600
Purchases of short-term investments	(3,869)	(17,488)	(20,077)
Capital expenditures	(5,211)	(4,204)	(3,160)
Business acquisition	(9,771)	—	—
Net cash (used in) provided by investing activities	(6,146)	(4,887)	229

Cash flows from financing activities:
Proceeds from issuance of common stock	3,397	2,706	2,905
Shares repurchased for tax withholdings on vesting of RSUs	(1,554)	(2,105)	(1,641)
Payment of credit facility issuance costs	—	—	(242)
Net cash provided by financing activities	1,843	601	1,022
Net increase in cash and cash equivalents	4,470	2,369	5,618
Cash and cash equivalents at beginning of period	19,667	17,298	11,680
Cash and cash equivalents at end of period	$24,137	$19,667	$17,298

Supplementary cash flow disclosure:
Cash paid for income taxes, net	$409	$34	$—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$243	$324	$1
Purchase price receivable for business acquisition (see Note 13)	$300	$—	$—

See notes to consolidated financial statements.

Ooma | FY2023 Form 10-K | 66

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 1: Overview and Basis of Presentation

Ooma, Inc. and its wholly-owned subsidiaries (collectively, “Ooma” or the “Company”) provides leading communications services and related technologies for businesses and consumers, delivered from its smart SaaS and unified communications platforms. The Company is headquartered in Sunnyvale, California.

Principles of Presentation and Consolidation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2023, fiscal 2022 and fiscal 2021 refer to the fiscal years ended January 31, 2023, January 31, 2022 and January 31, 2021, respectively.

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

Ooma | FY2023 Form 10-K | 67

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

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. Subscription revenue is generally recognized ratably over the contractual service term. A small portion of revenue is recognized on a point-in-time basis from services such as: prepaid international calls, directory assistance, and advertisements displayed through the Talkatone mobile application.

Product and Other Revenue. Product and other revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control is transferred. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and customer sales incentives are deemed to be variable consideration, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2023 and 2022, total reserves for product returns and sales incentives were approximately $0.7 million and $1.2 million, respectively.

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. Amounts billed to customers related to shipping and handling are classified as product and other revenue. Shipping and handling costs are expensed as incurred and classified as cost of product and other revenue.

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

Cash Equivalents and Short-term Investments. All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents. Short-term investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses, net of tax, recorded as a separate component of stockholders’ equity within accumulated other comprehensive loss. The cost of securities sold is based upon the specific identification method.

Ooma | FY2023 Form 10-K | 68

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

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	January 31, 2023	January 31, 2022
Customer A	18%	19%
Customer B	*	11%
* Less than 10% of net accounts receivable for the period indicated.

Accounts Receivable. Accounts receivable are recorded net of an allowance for doubtful accounts for expected credit losses. Allowances are recorded based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2023 and 2022, the allowance for doubtful accounts was $0.3 million. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

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

Ooma | FY2023 Form 10-K | 69

Ooma, Inc.

Notes to Consolidated Financial Statements

Property and Equipment, net. Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of those assets, generally two to five years. Capitalized costs related to development of the Company's customer-facing websites are amortized on a straight-line basis over an estimated useful life of two years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

Operating Leases. Right-of-use lease assets and lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate in determining the present value of lease payments, as the discount rates implicit in the Company’s leases cannot be readily determined. Lease agreements that contain both lease and non-lease components are combined and accounted for as a single component.

Business Combinations. The Company accounts for its business combinations using the acquisition method of accounting. The purchase consideration is allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these assets acquired and liabilities assumed is recorded as goodwill. Management is required to make significant estimates and assumptions in determining fair values, especially with respect to acquired intangible assets, which include but are not limited to: the selection of valuation methodologies, expected future revenue and cash flows, expected customer attrition rates from acquired customers, future changes in technology, and discount rates. These estimates are inherently uncertain and, therefore, actual results may differ from the estimates made. As a result, during the measurement period of up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill as information on the facts and circumstances that existed as of the acquisition date becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations. Acquisition-related expenses are recognized separately from business combinations and are expensed as incurred.

Intangible Assets. Acquired intangible assets, which primarily consist of customer relationships, are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment Assessment. Long-lived assets, such as property and equipment, capitalized website development costs intangible assets and operating lease right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company evaluates goodwill for impairment annually during its fourth quarter of each fiscal year, or more frequently if and when circumstances indicate that goodwill may not be recoverable. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole.

See Note 7: Leases for disclosure of impairment charges recorded in fiscal 2023. The Company did not record any material impairment charges for fiscal 2022 or fiscal 2021.

Advertising. Advertising costs are expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs are included in sales and marketing expense and were $16.4 million, $14.5 million and $12.2 million in fiscal 2023, 2022 and 2021, respectively.

Ooma | FY2023 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation. The majority of the Company's stock-based compensation is derived from RSUs granted to employees and non-employee directors. Stock-based compensation is generally measured based on the closing market price of the Company’s common stock on the date of grant and recognized on a straight-line basis over the vesting period. Forfeitures are recorded in the period in which they occur.

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

Ooma | FY2023 Form 10-K | 71

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 3: Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Subscription and services revenue	$199,105	$175,942	$156,873
Product and other revenue	17,060	16,348	12,074
Total revenue	$216,165	$192,290	$168,947

The Company derived approximately 53%, 49% and 44% of its total revenue from Ooma Business and approximately 45%, 49% and 54% of its total revenue from Ooma Residential in fiscal 2023, 2022 and 2021, respectively.

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

	As of
	January 31, 2023	January 31, 2022
Subscription and services	$17,239	$16,614
Product and other	8	59
Total deferred revenue	$17,247	$16,673
Less: current deferred revenue	17,216	16,600
Non-current deferred revenue included in other long-term liabilities	$31	$73

During fiscal 2023, the Company recognized revenue of approximately $16.6 million pertaining to amounts deferred as of January 31, 2022. As of January 31, 2023, the majority of the Company’s deferred revenue balance was composed of subscription contracts that were invoiced during the fourth quarter of fiscal 2023.

Remaining performance obligations. As of January 31, 2023, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $18.2 million. The Company expects to recognize revenue on approximately 43% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2023 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4: Fair Value Measurements

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of January 31, 2023
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$11,380	$—	$11,380
Total cash equivalents	$11,380	$—	11,380
Cash			12,757
Total cash and cash equivalents			$24,137

Short-term investments:
U.S. treasury securities	$1,232	$—	$1,232
Corporate debt securities	—	1,491	1,491
Total short-term investments	$1,232	$1,491	$2,723

	Balance as of January 31, 2022
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$2,275	$—	$2,275
Total cash equivalents	$2,275	$—	2,275
Cash			17,392
Total cash and cash equivalents			$19,667

Short-term investments:
U.S. treasury securities	$7,065	$—	$7,065
Commercial paper	—	4,548	4,548
Total short-term investments	$7,065	$4,548	$11,613

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

Contractual maturities of short-term investments were as follows (in thousands):

	As of
	January 31, 2023	January 31, 2022
Due in one year or less	$2,723	$10,377
Due after one year to two years	—	1,236
Total	$2,723	$11,613

Ooma | FY2023 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 5: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2023	January 31, 2022
Finished goods	$13,715	$10,452
Raw materials	12,531	3,389
Total inventory	$26,246	$13,841

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2023	January 31, 2022
Computer hardware and software	3-4	$6,847	$6,996
Network and engineering equipment	3-5	6,283	4,979
Website development costs	2	6,251	4,816
Customer premise equipment	3	5,954	3,965
Leasehold improvements	1-7	497	447
Office furniture and fixtures	5	124	124
Total property and equipment		25,956	21,327
Less: accumulated depreciation and amortization		(17,960)	(14,846)
Property and equipment, net		$7,996	$6,481

Depreciation and amortization of property and equipment totaled $3.8 million, $3.1 million and $2.9 million in fiscal 2023, 2022 and 2021, respectively.

Other current and non-current assets

	As of
	January 31, 2023	January 31, 2022
Deferred sales commissions, current	$7,826	$6,395
Prepaid expenses	2,777	4,239
Convertible note receivable (see "GTC" below)	1,899	1,773
Other current assets	1,866	1,191
Total other current assets	$14,368	$13,598

Deferred sales commissions, non-current	$14,467	$13,228
Deposits and other assets	2,117	647
Total other non-current assets	$16,584	$13,875

Customer Acquisition Costs. Amortization of deferred sales commissions was $7.6 million, $6.0 million and $3.9 million in fiscal 2023, 2022 and 2021, respectively.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2023. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of January 31, 2023, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $1.9 million, including accrued interest. The Company made total payments to GTC for inventory purchases

Ooma | FY2023 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

and related shipping costs of approximately $2.6 million and $2.7 million in fiscal 2023 and 2022, respectively. As of January 31, 2023 and 2022, the Company did not have any material non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	January 31, 2023	January 31, 2022
Payroll and related expenses	$13,621	$10,853
Short-term operating lease liabilities	3,617	3,260
Regulatory fees and taxes	3,609	3,933
Customer-related liabilities	1,045	1,587
Other	4,834	3,190
Total accrued expenses and other current liabilities	$26,726	$22,823

Note 6: Goodwill and Acquired Intangible Assets

During fiscal 2023, the Company recognized intangibles of $8.5 million and goodwill of $4.4 million in connection with a business acquisition completed in July 2022. See Note 13: Business Acquisition.

The goodwill balance was as follows (in thousands):

Total
Balance at January 31, 2022	$4,264
Additions due to OnSIP acquisition	4,391
Balance at January 31, 2023	$8,655

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2023
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,745	$(4,775)	$9,970
Developed technology	2-5	2,219	(1,891)	328
Trade names	2-5	684	(519)	165
Total intangible assets		$17,648	$(7,185)	$10,463

		As of January 31, 2022
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$6,735	$(2,921)	$3,814
Developed technology	5	1,809	(1,584)	225
Trade names	5	564	(395)	169
Total intangible assets		$9,108	$(4,900)	$4,208

Amortization expense was $2.3 million, $1.3 million and $1.3 million in fiscal 2023, 2022 and 2021, respectively.

At January 31, 2023, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2024	$2,807
2025	2,579
2026	2,435
2027	1,880
2028	762
Total	$10,463

Ooma | FY2023 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 7: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2030. The lease agreements often include escalating rent payments, renewal provisions and other provisions which require the Company to pay common area maintenance costs, property taxes and insurance. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2023	January 31, 2022
Assets
Operating lease right-of-use assets	$12,702	$14,396
Total leased assets	$12,702	$14,396
Liabilities
Short-term operating lease liabilities	$3,617	$3,260
Long-term operating lease liabilities	10,426	11,194
Total lease liabilities	$14,043	$14,454

Weighted-average remaining lease term	4.8 years	5.8 years
Weighted-average discount rate	4.5%	3.7%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Operating lease costs (1)	$4,030	$3,861	$3,947
Variable lease costs (2)	1,117	972	948
Total lease cost	$5,147	$4,833	$4,895

(1) Recognized on a straight-line basis over the lease term. Includes rent for leases with initial terms of twelve months or less, which were not material.

(2) Primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, which included $1.3 million for right-of-use asset impairment and $0.1 million for fixed asset impairment, in connection with leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. The Company fully vacated the facilities in October 2022 and remains contractually obligated to the lessor for the underlying lease. As of January 31, 2023, the carrying amount of the acquired OnSIP lease liability on the consolidated balance sheet was approximately $1.2 million.

Ooma | FY2023 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Cash payments for operating leases	$3,563	$3,945	$3,343
Right-of-use assets recognized in exchange for new operating lease obligations	$2,599	$11,289	$1,196

As of January 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2023
2024	$3,690
2025	3,754
2026	2,826
2027	1,684
2028	1,647
Thereafter	1,908
Total future minimum lease payments	15,509
Less: imputed interest	(1,466)
Present value of lease liabilities	$14,043

Additionally, in August 2022, the Company entered into a new operating lease agreement to expand its customer contact center and warehouse facilities in Newark, California to scale with the Company's business growth. The lease commenced in March 2023 and will expire in March 2033. Total rental payments are approximately $6.9 million from the commencement date through the expiration date. The Company is also required to pay common area maintenance costs, property taxes and insurance, in accordance with the terms of the lease agreement. In the first quarter of fiscal 2024, the Company will record an operating lease right-of-use asset and lease liability on its consolidated balance sheet based on the present value of the total rental payments.

Ooma | FY2023 Form 10-K | 77

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2023	January 31, 2022
Restricted stock units outstanding	1,466	1,312
Options to purchase common stock	1,217	1,325
Shares available for future issuance under stock plans	2,654	2,354
Shares reserved under ESPP	1,637	1,370
Total shares reserved for issuance	6,974	6,361

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

Stock option activity for fiscal 2023 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2022	1,325	$8.93	$12,064
Granted	95	$16.69
Exercised	(194)	$6.15
Canceled	(9)	$15.57
Balance as of January 31, 2023	1,217	$9.93	$5,949
Vested and exercisable as of January 31, 2023	1,043	$9.04	$5,815

The aggregate intrinsic value of vested options exercised during fiscal 2023, 2022 and 2021 was $1.7 million, $1.9 million, and $1.4 million, respectively. The weighted-average grant date fair value of options granted during fiscal 2023, 2022, and 2021 was $8.06, $7.89 and $4.72, respectively.

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

RSU activity for fiscal 2023 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2022	1,312	$15.05
Granted	981	$16.25
Vested	(770)	$15.19
Canceled	(57)	$14.32
Balance as of January 31, 2023	1,466	$15.81

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $1.6 million, $2.1 million and $1.6 million in fiscal 2023, 2022 and 2021, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which were available under the plan terms for future issuance.

Ooma | FY2023 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During each of the fiscal years 2023, 2022 and 2021, employees purchased 0.2 million shares at a weighted-average purchase price of $10.44, $10.22, and $9.98 per share, respectively.

Note 9: Stock-Based Compensation

Total stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Cost of revenue	$956	$979	$1,015
Sales and marketing	2,019	1,856	1,910
Research and development	4,623	4,216	4,267
General and administrative	6,305	5,631	5,083
Total stock-based compensation expense	$13,903	$12,682	$12,275

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below). As of January 31, 2023, there was $23.7 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of 2.4 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2023	2022	2021
Stock Options:
Expected volatility	49%	51%	47%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.6%	0.9%	0.6%
Dividend yield	NA	NA	NA

	Fiscal Year Ended January 31,
	2023	2022	2021
ESPP:
Expected volatility	41%-55%	41%-58%	46%-83%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.9%-4.0%	0.1%-0.2%	0.1%-0.4%
Dividend yield	NA	NA	NA

The expected term of options granted to employees was based on the simplified method because the Company does not have sufficient historical exercise data, and the expected term of the ESPP is based on the contractual term. For fiscal 2023 and 2022, expected volatility was derived from the average historical volatility of the Company’s own common stock. In prior fiscal years, expected volatility was derived from a combination of the average historical volatility of the Company’s own common stock and a group of comparable publicly traded companies. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term.

Ooma | FY2023 Form 10-K | 79

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
United States	$(2,557)	$1,340	$(120)
Foreign	(2,868)	(3,091)	(2,236)
Loss before income taxes	$(5,425)	$(1,751)	$(2,356)

Income tax (benefit) provision consisted of the following:

	Fiscal Year Ended January 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	363	—	85
Foreign	—	—	—
Total current	363	—	85
Deferred:
Federal	(1,783)	—	—
State	(350)	—	—
Foreign	—	—	—
Total deferred	(2,133)	—	—
Income tax (benefit) provision	$(1,770)	$—	$85

The income tax benefit of $1.8 million for fiscal 2023 was primarily attributable to the release of a $2.1 million valuation allowance on certain preexisting deferred tax assets that was realized as a result of deferred tax liabilities assumed in the Company's acquisition of OnSIP.

Income tax (benefit) provision differed from the amount computed by applying the U.S. federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended January 31,
	2023	Rate	2022	Rate	2021	Rate
Federal tax at statutory rate	$(1,139)	21%	$(368)	21%	$(495)	21%
State taxes, net of federal benefit	(40)	1%	52	(3)%	75	(3)%
Foreign income and withholding taxes	(172)	3%	(185)	11%	(87)	3%
Permanent tax adjustment	543	(10)%	58	(3)%	163	(7)%
Section 162(m)	843	(16)%	1,050	(60)%	598	(25)%
Stock-based compensation	530	(10)%	(1,545)	88%	(251)	11%
Change in valuation allowance	(1,566)	29%	2,959	(169)%	185	(8)%
Research and development credit	(1,288)	24%	(1,980)	113%	(243)	10%
Provision to return adjustments	533	(10)%	—	—	—	—
Other	(14)	1%	(41)	2%	140	(6)%
Income tax (benefit) provision at effective tax rate	$(1,770)	33%	$—	0%	$85	(4)%

Ooma | FY2023 Form 10-K | 80

Ooma, Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$28,771	$34,808
Tax credit carryover	12,205	10,905
Operating lease liabilities	3,547	3,482
Stock-based compensation	923	1,114
Acquired intangible assets	—	256
Capitalized research and development	6,061	—
Deferred revenue	8	18
Other	22	26
Gross deferred tax assets	51,537	50,609
Valuation allowance	(43,545)	(45,111)
Net deferred tax assets	$7,992	$5,498
Deferred tax liabilities:
Operating lease right-of-use assets	$(3,202)	$(3,468)
Deferred sales commissions and other	(2,396)	(1,994)
Acquired intangible assets	(1,543)	—
Fixed assets depreciation	(851)	(36)
Gross deferred tax liabilities	$(7,992)	$(5,498)
Net deferred taxes	$—	$—

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. As of January 31, 2023, the mandatory capitalization requirement resulted in an increase to the Company’s gross deferred tax assets above, which was fully offset by the valuation allowance.

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance was a decrease of $1.6 million for fiscal 2023 and an increase of $3.0 million for fiscal 2022.

As of January 31, 2023, the Company had federal net operating loss carryforwards of approximately $96.9 million available to offset future income, of which approximately $45.0 million will expire in various amounts beginning in 2030 and the remainder may be carried forward indefinitely. As of January 31, 2023, the Company had state net operating loss carryforwards of $79.3 million which will expire in various amounts beginning in 2023. In addition, the Company had research and development tax credits for federal and state tax purposes of approximately $11.6 million and $11.0 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in 2030 and the state credits can be carried forward indefinitely.

Ooma | FY2023 Form 10-K | 81

Ooma, Inc.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $9.1 million as of January 31, 2023. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2023	2022	2021
Unrecognized tax benefits, beginning of fiscal year	$8,090	$6,642	$6,017
Decrease related to prior year tax positions	(331)	—	(362)
Increase related to current year tax positions	1,301	1,448	987
Unrecognized tax benefits, end of fiscal year	$9,060	$8,090	$6,642

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will significantly increase or decrease within 12 months of the year ended January 31, 2023. Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all tax years from 2009 through the current period.

Ooma | FY2023 Form 10-K | 82

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 11: Commitments and Contingencies

Purchase Commitments

As of January 31, 2023 and 2022, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $7.8 million and $19.4 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of January 31, 2023 and 2022, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Ooma | FY2023 Form 10-K | 83

Ooma, Inc.

Notes to Consolidated Financial Statements

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

As of January 31, 2023, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $25.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2023 Form 10-K | 84

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 13: Business Acquisition

On July 22, 2022, the Company acquired all outstanding stock of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and medium-sized businesses in the U.S. The Company believes the acquisition of OnSIP will accelerate overall growth of Ooma Business. The final aggregate fair value consideration transferred for OnSIP was $9.5 million.

In the second quarter of fiscal 2023, the Company paid a base purchase price for OnSIP of $9.8 million, subject to customary working capital adjustments, and prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently in fiscal 2023, certain measurement period adjustments were made to the preliminary fair values that were not material to the Company's consolidated financial statements. As of January 31, 2023, the Company recorded a $0.3 million receivable from the seller for the agreed-upon working capital adjustments between the base purchase price of $9.8 million and the final purchase price of $9.5 million.

The following table summarizes the final purchase price allocation (in thousands):

Fair Value
Accounts receivable	$255
Operating lease right-of-use asset	1,401
Other current and non-current assets	465
Intangible assets	8,540
Goodwill	4,391
Accounts payable and other liabilities	(2,048)
Deferred tax liability	(2,133)
Operating lease liability	(1,401)
Total purchase consideration	$9,471

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

Revenues of OnSIP included in the Company’s consolidated statements of operations from the acquisition date of July 22, 2022 to January 31, 2023 was approximately $6.5 million. The Company believes it is not practicable to separately identify earnings of OnSIP on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2021, the Company’s total revenue would have approximated $222.2 million for fiscal 2023 and approximated $205.1 million for fiscal 2022. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2021, nor do these amounts represent the results that may occur in the future. Pro forma net losses have not been presented because the impact was not material to the consolidated statements of operations.

Acquisition-related transaction and transition costs charged to operating expenses during fiscal 2023 were approximately $1.5 million.

Ooma | FY2023 Form 10-K | 85

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2023	2022	2021
Numerator
Net loss	$(3,655)	$(1,751)	$(2,441)
Denominator
Weighted-average common shares	24,506,525	23,473,849	22,361,312
Basic and diluted net loss per share	$(0.15)	$(0.07)	$(0.11)

Potentially dilutive securities of approximately 0.7 million, 1.4 million and 1.2 million in fiscal 2023, 2022 and 2021, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s unvested RSUs, outstanding stock options and shares to be purchased under the ESPP.

Note 15: Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $0.9 million for fiscal 2023 and $0.7 million for each of fiscal 2022 and 2021.

Ooma | FY2023 Form 10-K | 86

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Ooma | FY2023 Form 10-K | 87

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate two Class II directors for election at our 2023 annual meeting of stockholders. The terms of office of directors in Class III and Class I do not expire until the annual meetings of stockholders held in 2024 and 2025, respectively. The names, ages and positions of our directors as of April 7, 2023 are as follows:

Name	Age	Position	Director Class	Director Since
Susan Butenhoff	63	Director(2)(3)	II	2016
Andrew H. Galligan	66	Director(1)	III	2014
Peter Goettner	59	Director(1)(3)	I	2013
Judi A. Hand	61	Director(3)	III	2020
Russ Mann	54	Director(1)(2)	II	2009
William D. Pearce	60	Director(2)	III	2013
Eric Stang	63	Director, President and Chief Executive Officer	I	2009
Jenny Yeh	49	Director, Vice President and General Counsel	I	2021
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Governance Committee

Susan Butenhoff has served on our Board of Directors since July 2016. Ms. Butenhoff served as Founder, President and CEO at Access Communications from its founding in 1991 to February 2018. Ms. Butenhoff has worked as a business consultant since March 2018. In 2008, she sold Access Communications to Ketchum Public Relations, one of the world’s largest public relations firms and a member of Omnicom. From August 2014 to January 2017, Ms. Butenhoff also served as the Global Tech Director for Ketchum Public Relations. Ms. Butenhoff holds a Bachelor of Arts from University of Sussex, England and an MPhil in International Relations from the University of Cambridge.

The Board believes that Ms. Butenhoff’s leadership and business experience qualify her to serve as a director of the Company. She possesses a proven track record of effectively assisting companies, including leading technology companies, with establishing brand recognition and consumer product power brands. She also brings vast experience in the public relations and communications arena.

Andrew H. Galligan has served on our Board of Directors since December 2014. Mr. Galligan is currently a private investor. From May 2010 to July 2020, Mr. Galligan served as Vice President of Finance and Chief Financial Officer of Nevro Corp., a medical devices company. He served as our Vice President of Finance and Chief Financial Officer from February 2009 to May 2010, and as a consultant for our Company from September 2010 to December 2014. From 2007 to 2008, Mr. Galligan served as Vice President of Finance and CFO of Reliant Technologies, Inc., a medical device company (later acquired by Solta Medical, Inc.). Mr. Galligan has also held the top financial executive position at several other medical device companies and began his career in various financial positions at KPMG and Raychem Corp. Mr. Galligan received a B.B.S. in Business and Finance from Trinity College, Dublin University (Ireland) and is also a Fellow of the Institute of Chartered Accountants in Ireland.
Our Board of Directors believes that Mr. Galligan’s financial expertise, including his numerous years of experience as chief financial officer and financial consultant of publicly traded and privately held companies, brings financial and accounting knowledge to our Board and qualifies him to serve as one of our directors.

Peter J. Goettner has served on our Board of Directors since March 2013. Mr. Goettner has been the General Partner of Worldview Technology Partners, Inc., a venture capital firm, since June 2004. He has been the Founder and Chairman of Crosschq, Inc., an IT security company, since November 2017. Mr. Goettner was previously Founder and Chief Executive Officer of DigitalThink, Inc., an enterprise e-learning solutions company, for seven years. Mr. Goettner holds a B.S. in Computer Engineering from the University of Michigan and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Our Board of Directors believes that Mr. Goettner brings to our Board of Directors extensive experience in the technology industry and his service on a number of boards provides an important perspective on operations and corporate governance matters, and qualifies him to serve as one of our directors.

Judi A. Hand has served on our Board of Directors since June 2020. Since January 2017, Judi Hand is executive vice president and chief revenue officer of TTEC Holdings in Englewood, Colorado, a global customer experience technology and services company serving many of the world’s most iconic and disruptive brands, with 62,700 employees on six continents. Ms. Hand also serves on the board of Sovrn, an online publisher technology platform, since February 2022. In addition, from April 2007 to December 2017, Ms. Hand was President and General Manager of TTEC Customer Growth Services, formerly Revana and Direct Alliance. With more than 25 years of sales and marketing experience, she has held senior positions at telecom industry leaders including AT&T, Northwestern Bell, US West and Qwest. From May 2014 to May 2017, Judi was an independent board member at Manitoba Telecom Services / Allstream. She holds an M.S. degree in management from Stanford University and a B.A. in communications and marketing from the University of Nebraska.

Ooma | FY2023 Form 10-K | 88

Our Board of Directors believes that Ms. Hand is qualified to serve as a director because of her extensive corporate experience. She also brings valuable expertise in corporate governance to our Board of Directors and nominating and corporate governance committee.

Russ Mann has served on our Board of Directors since September 2009. From January 2019 to November 2022, he served as Chief Executive Officer and as a board member of WineBid, an online auction market for vintage wine. He was also an investor and Chairman of the Board of Directors of Demandstar, a B2B marketplace, from June 2018 to May 2022. From January 2017 until acquisition in November 2017 by Deltek, a Roper company, Mr. Mann was CEO of Onvia, then a publicly traded company providing B2G commerce intelligence and database information services to businesses. From May 2016 until January 2017, he was Chief Marketing Officer and SVP of Outerwall’s EcoATM kiosk network as well as General Manager of Gazelle.com, a leader in the purchase and sale of used cell phones and electronics, until Outerwall's acquisition by Apollo Management Group. He was CMO of Nintex USA LLC, a mid-market workflow software and services company from November 2014 to November 2015. Mr. Mann was Chairman and Chief Executive Officer of Covario, Inc., an advertising technology and digital marketing agency from January 2006 to May 2014. Covario specialized in the online marketing of consumer electronics and financial services and was acquired by Dentsu. Mr. Mann holds a B.A. in Asian Studies from Cornell University and an M.B.A. from Harvard Business School.

Our Board of Directors believes that Mr. Mann is qualified to serve as a member of our Board of Directors because of his extensive business experience, skills and acumen developed as a senior executive at companies operating in the technology industry, as well as his experience serving as the chairman of a board of directors.

William D. Pearce has served on our Board of Directors since March 2013, and as our Lead Non-Management Director since June 2017. He is currently a member of the Board of Directors of Algonomy Software Private Limited (formerly RichRelevance, Inc.), a personalized shopping experience firm, a director of SpendGo, Inc., a marketing solutions company for restaurants and retailers, and Marketing Faculty at the Haas School of Business at the University of California, Berkeley. From 2012 to 2014, Mr. Pearce was Partner and Marketing Practice Director at The Partnering Group, a global consumer products and retail management consulting firm. From 2008 to 2011, he was Senior Vice President and Chief Marketing Officer at Del Monte Foods, Inc., a food production and distribution company. Mr. Pearce previously served as President and Chief Executive Officer of Foresight Medical Technology LLC, a medical devices company, from 2007 to 2008; Chief Marketing Officer at Taco Bell Corp., a fast food restaurant company and subsidiary of the firm Yum! Brands, Inc., from 2004 to 2007; and Vice President Marketing at Campbell Soup Company, a food manufacturer, from 2003 to 2004. Mr. Pearce holds a B.A. in Economics from Syracuse University and an M.B.A. from the S.C. Johnson Graduate School of Management, Cornell University.

Our Board of Directors believes that Mr. Pearce is qualified to serve as a director based on his prior experience as an executive at several publicly-traded companies and his considerable experience as a board member of several privately-held companies.

Eric B. Stang has served as our President and Chief Executive Officer and as a member of our Board of Directors since January 2009 and as Chairman of our Board of Directors since December 2014. He is currently a member of the Board of Directors of Rambus Inc., a technology licensing company, a member of the Board of Directors of Avalanche Technology, Inc., a memory technology company, and a member of the board of directors of UltraSense Systems, a touch sensor solutions company. Mr. Stang was previously a director of InvenSense, Inc., a MEMS semiconductor company, from 2014 to 2017, and Solta Medical, Inc., a medical aesthetics company, from 2008 to 2014. From 2006 to 2008, Mr. Stang was President and Chief Executive Officer and a member of the board of directors of Reliant Technologies, a developer of medical technologies for aesthetic applications. From 2001 to 2006, he was President and Chief Executive Officer of Lexar Media, Inc., a solid-state memory products company and currently a subsidiary of Micron Technology. Mr. Stang also served as Chairman of the Board of Directors of Lexar Media from 2004 to 2006. Mr. Stang holds an A.B. in Economics from Stanford University and an M.B.A. from Harvard Business School.

Our Board of Directors believes that Mr. Stang is qualified to serve as a director because of his operational and historical expertise gained from serving as our President and Chief Executive Officer, his extensive public and private company board experience, and his experience as an executive in the technology industry. Our Board of Directors also believes that he brings continuity to the Board of Directors.

Jenny C. Yeh has served on our Board of Directors since January 2021, and has been our Vice President and General Counsel since December 2018. Prior to joining us, she served as Senior Vice President and General Counsel from November 2017 to December 2018, and as Vice President and General Counsel from October 2015 to November 2017, of Sphere 3D Corp., an information technology company. From September 2011 to March 2015, Ms. Yeh served as Executive Counsel, Transactions and Finance, at General Electric Company, a global power, renewable energy, aviation, healthcare and finance company, where she was a senior legal advisor to GE Corporate business development group, supporting global corporate strategy and transactions across all GE industrial businesses worldwide. From 2007 to 2011, Ms. Yeh was a corporate partner at Baker & McKenzie LLP, where she advised clients in general corporate and securities matters, with a specialization in complex cross-border transactions. Ms. Yeh holds a Juris Doctorate from Georgetown University Law Center, and Bachelor of Arts degrees from the University of California at Berkeley.

Our Board of Directors believes that the extensive experience in the legal and technology industries Ms. Yeh brings to our Board of Directors qualifies her to serve as one of our directors. Our Board of Directors also believes that she brings an important perspective on risk management and compliance issues to the Board.

Ooma | FY2023 Form 10-K | 89

Executive Officers

The names, ages and positions of our executive officers as of April 7, 2023 are as follows:

Name	Age	Position
Eric B. Stang	63	President and Chief Executive Officer
James A. Gustke	61	Vice President of Marketing
Shig Hamamatsu	50	Chief Financial Officer
Namrata Sabharwal	52	Chief Accounting Officer
Jenny Yeh	49	Vice President and General Counsel

Background information for Mr. Stang and Ms. Yeh is included above under “Board of Directors.”

James A. Gustke has served as our Vice President of Marketing since August 2010. Prior to joining us, he was an independent consultant from 2009 to 2010. From 2006 to 2008, Mr. Gustke served as Vice President of Marketing for Intuit Inc., a financial software company and from 2001 to 2006, Mr. Gustke worked at Lexar Media, where he was responsible for business unit management, global branding and product marketing. He also served as the founding Vice President of Marketing for Ofoto, an online photography service, which was acquired by Eastman Kodak in 2001. He joined America Online in 1996 as the marketing leader for GNN, the company’s first internet service provider, and was previously a marketing manager at Polaroid. Mr. Gustke holds a B.S. in Business from Arizona State University.

Shig Hamamatsu has served as our Chief Financial Officer since September 2021. Prior to joining us, he worked for Accuray Incorporated, a publicly traded medical device company (“Accuray”), where he served as Chief Financial Officer from November 2018 to September 2021, as Interim Chief Financial Officer from October 2018 to November 2018 and as Vice President, Finance and Chief Accounting Officer from September 2017 to September 2018. Prior to joining Accuray, Mr. Hamamatsu served as VP, Corporate Controller at Cepheid, a publicly traded molecular diagnostics company that was acquired by Danaher Corporation, from November 2015 to May 2017. From June 2014 to November 2015, he served as VP, Finance and Corporate Controller at Cypress Semiconductor Corporation, a publicly traded global semiconductor manufacturer. From May 2012 until May 2014, Mr. Hamamatsu served as VP, Finance at RPX Corporation, a publicly traded patent risk management solutions provider. Mr. Hamamatsu began his career as an auditor at PricewaterhouseCoopers LLP. Mr. Hamamatsu holds a B.A. Business Administration, concentration in accounting, from the University of Washington. He is a certified public accountant in the state of California (inactive).

Namrata Sabharwal has been our Chief Accounting Officer since June 2022. Prior to that, Ms. Sabharwal served as our Vice President, Corporate Controller since May 2016, during which time she also served as our interim Chief Financial Officer from June 2021 to September 2021. From March 2015 to May 2016, she served as our Director of SEC Reporting & SOX. Prior to joining us, Ms. Sabharwal served as Assistant Controller and Senior Director of Finance at Gigamon Inc. from July 2012 to March 2015. Ms. Sabharwal started her career with Deloitte & Touche LLP as a certified public accountant. She holds a Bachelor of Commerce degree in accounting and finance from Mumbai University, India.

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed for 2022, with the exception of the following reports that were filed late due to a clerical error: Ms. Sabharwal’s Form 3 filed on June 17, 2022 to report her initial beneficial ownership.

Ooma | FY2023 Form 10-K | 90

Code of Ethics

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

Identification of Audit Committee and Financial Expert

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our Board of Directors has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	Andrew H. Galligan Peter Goettner Russ Mann
Financial Experts:

Our Board of Directors has unanimously determined that each member of our audit committee meets the requirements for independence of audit committee members and financial literacy under the current listing standards of the New York Stock Exchange (“NYSE”). In addition, our Board of Directors has determined that Mr. Galligan is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Board’s Role in Risk Oversight," “Outside Director Compensation,” and “Compensation Committee Interlocks and Insider Participation” under the heading “Directors, Executive Officers and Corporate Governance” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Potential Payments upon Termination or Change in Control” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2023 Proxy Statement and is incorporated herein by reference.

Ooma | FY2023 Form 10-K | 91

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2023 Form 10-K | 92

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certification of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.2	9/11/2015

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Form of Indenture	S-3	4.2	12/09/2022

4.5	Description of Securities	10-K	4.5	4/14/2020
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.7	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.8	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.9+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	06/08/2018

10.10	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.11	Credit and Security Agreement by and among the Company and KeyBank National Association, dated as of January 8, 2021	10-K	10.12	04/07/2021

10.12	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	06/09/2021

10.13+	Transition and Consulting Agreement between the Company and Ravi Narula dated June 15, 2021	10-K	10.13	04/08/2022

Ooma | FY2023 Form 10-K | 93

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Date Filed

10.14+	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	10-Q	10.14	12/08/2021

10.15+	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	10-Q	10.15	12/08/2021

10.16+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	10-Q	10.16	12/08/2021

10.17+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	10-Q	10.17	12/08/2021

10.18+	Amended Form of Executive Change in Control and Severance Agreement	10-Q	10.18	12/08/2021

10.19	Side Letter between the Company and Ravi Narula dated May 2, 2022	10-Q	10.19	06/08/2022

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma | FY2023 Form 10-K | 94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 7, 2023	Ooma, Inc.

	By:	/s/ Eric B. Stang
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 7, 2023

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 7, 2023

/s/ Namrata Sabharwal Namrata Sabharwal	Chief Accounting Officer (Principal Accounting Officer)	April 7, 2023

/s/ Susan Butenhoff Susan Butenhoff	Director	April 7, 2023

/s/ Andrew Galligan Andrew Galligan	Director	April 7, 2023

/s/ Peter J. Goettner Peter J. Goettner	Director	April 7, 2023

/s/ Judi A. Hand Judi A. Hand	Director	April 7, 2023

/s/ Russell Mann Russell Mann	Director	April 7, 2023

/s/ William D. Pearce William D. Pearce	Lead Director	April 7, 2023
/s/ Jenny Yeh Jenny Yeh	Vice President, General Counsel and Director	April 7, 2023

Ooma | FY2023 Form 10-K | 95