Form 10-Q
period 2023-04-30
OOMA INC
filed 2023-06-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of May 31, 2023, there were 25.3 million shares of the registrant’s common stock outstanding.

Ooma | FY2023 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	April 30, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$27,390	$24,137
Short-term investments	987	2,723
Accounts receivable, net	8,734	7,131
Inventories	25,320	26,246
Other current assets	13,620	14,368
Total current assets	76,051	74,605
Property and equipment, net	8,448	7,996
Operating lease right-of-use assets	16,887	12,702
Intangible assets, net	9,722	10,463
Goodwill	8,655	8,655
Other assets	17,972	16,584
Total assets	$137,735	$131,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,872	$13,462
Accrued expenses and other current liabilities	20,600	26,726
Deferred revenue	16,630	17,216
Total current liabilities	56,102	57,404
Long-term operating lease liabilities	13,987	10,426
Non-current deferred revenue	23	31
Total liabilities	70,112	67,861
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	200,398	195,605
Accumulated other comprehensive loss	(11)	(23)
Accumulated deficit	(132,769)	(132,443)
Total stockholders’ equity	67,623	63,144
Total liabilities and stockholders’ equity	$137,735	$131,005

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2023	April 30, 2022
Revenue:
Subscription and services	$53,049	$46,723
Product and other	3,803	3,614
Total revenue	56,852	50,337

Cost of revenue:
Subscription and services	14,725	13,209
Product and other	6,175	5,176
Total cost of revenue	20,900	18,385
Gross profit	35,952	31,952

Operating expenses:
Sales and marketing	17,990	16,151
Research and development	11,953	10,498
General and administrative	6,617	6,062
Total operating expenses	36,560	32,711
Loss from operations	(608)	(759)
Interest and other income, net	415	33
Loss before income taxes	(193)	(726)
Income tax provision	(133)	(40)
Net loss	$(326)	$(766)

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.03)

Weighted-average shares of common stock outstanding:
Basic and diluted	25,178,008	24,116,144

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(326)	$(766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,500	3,337
Depreciation and amortization of capital expenditures	1,063	850
Amortization of intangible assets	741	326
Amortization of operating lease right-of-use assets	647	717
Other	(2)	15
Changes in operating assets and liabilities:
Accounts receivable, net	(1,603)	1,688
Inventories and deferred inventory costs	965	(493)
Prepaid expenses and other assets	(755)	(2,681)
Accounts payable, accrued expenses and other liabilities	(2,352)	(1,951)
Deferred revenue	(594)	(223)
Net cash provided by operating activities	1,284	819

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	1,750	4,800
Purchases of short-term investments	—	(3,380)
Capital expenditures	(1,374)	(1,459)
Business acquisition, working capital adjustments	300	0
Net cash provided by (used in) investing activities	676	(39)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,724	1,554
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(431)	(348)
Net cash provided by financing activities	1,293	1,206
Net increase in cash and cash equivalents	3,253	1,986
Cash and cash equivalents at beginning of period	24,137	19,667
Cash and cash equivalents at end of period	$27,390	$21,653

See notes to condensed consolidated financial statements

Ooma | FY2023 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,974

(1) Additional paid-in capital

(2) Accumulated other comprehensive loss

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2024 and fiscal 2023 refer to the fiscal years ended January 31, 2024 and January 31, 2023, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2023 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC on April 7, 2023 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 2: Revenue and Deferred Revenue

The Company derives its revenue from two sources:

Subscription and Services Revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. Subscription revenue is generally recognized ratably over the contractual service term. A small portion of revenue is recognized on a point-in-time basis from services such as: prepaid international calls, and advertisements displayed through the Talkatone mobile application.

Product and Other Revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control is transferred.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Subscription and services revenue	$53,049	$46,723
Product and other revenue	3,803	3,614
Total revenue	$56,852	$50,337

The Company derived approximately 56% and 50% of its total revenue from Ooma Business and approximately 42% and 47% from Ooma Residential for the three months ended April 30, 2023 and 2022, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	April 30, 2023	January 31, 2023
Customer A	23%	18%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	April 30, 2023	January 31, 2023
Subscription and services	$16,651	$17,239
Product and other	2	8
Total deferred revenue	$16,653	$17,247
Less: current deferred revenue	16,630	17,216
Non-current deferred revenue	$23	$31

During the three months ended April 30, 2023, the Company recognized revenue of approximately $10.7 million pertaining to amounts deferred as of January 31, 2023. As of April 30, 2023, deferred revenue was primarily composed of subscription contracts invoiced during the first quarter of fiscal 2024, as well as amounts recorded during fiscal 2023 for annual contracts.

Remaining Performance Obligations. As of April 30, 2023, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $19.8 million. The Company expects to recognize revenue on approximately 46% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

Level 3: Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of April 30, 2023
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	11,268	$—	$11,268
Total cash equivalents	$11,268	$—	11,268
Cash			16,122
Total cash and cash equivalents			$27,390

Short-term investments:
U.S. treasury securities	$490	$—	$490
Corporate debt securities	—	497	497
Total short-term investments	$490	$497	$987

	Balance as of January 31, 2023
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$11,380	$—	$11,380
Total cash equivalents	$11,380	$—	11,380
Cash			12,757
Total cash and cash equivalents			$24,137

Short-term investments:
U.S. treasury securities	$1,232	$—	$1,232
Corporate debt securities	—	1,491	1,491
Total short-term investments	$1,232	$1,491	$2,723

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

Short-term investments due in less than a year were $1.0 million and $2.7 million as of April 30, 2023 and January 31, 2023, respectively.

Ooma | FY2023 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2023	January 31, 2023
Finished goods	$14,331	$13,715
Raw materials	10,989	12,531
Total inventory	$25,320	$26,246

Other current and non-current assets

	As of
	April 30, 2023	January 31, 2023
Deferred sales commissions, current	$7,580	$7,826
Prepaid expenses and other	3,089	2,777
Convertible note receivable (see "GTC" below)	2,025	1,899
Other current assets	926	1,866
Total other current assets	$13,620	$14,368

Deferred sales commissions, non-current	$15,807	$14,467
Other assets	2,165	2,117
Total other non-current assets	$17,972	$16,584

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.2 million and $1.7 million for the three months ended April 30, 2023 and 2022, respectively.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2023. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of April 30, 2023, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $2.0 million, including accrued interest. As of April 30, 2023, the Company did not have any non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	April 30, 2023	January 31, 2023
Payroll and related expenses	$7,601	$13,621
Short-term operating lease liabilities	4,165	3,617
Regulatory fees and taxes	3,551	3,609
Customer-related liabilities	853	1,045
Other	4,430	4,834
Total accrued expenses and other current liabilities	$20,600	$26,726

Ooma | FY2023 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of April 30, 2023			As of January 31, 2023
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,745	$(5,407)	$9,338	$14,745	$(4,775)	$9,970
Developed technology	2-5	2,219	(1,966)	253	2,219	(1,891)	328
Trade names	2-5	684	(553)	131	684	(519)	165
Total intangible assets		$17,648	$(7,926)	$9,722	$17,648	$(7,185)	$10,463

Amortization expense was $0.7 million and $0.3 million for each of the three months ended April 30, 2023 and 2022, respectively.

At April 30, 2023, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2023 remainder	$2,066
2024	2,579
2025	2,435
2026	1,880
2027	762
Total	$9,722

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2023	January 31, 2023
Assets
Operating lease right-of-use assets	$16,887	$12,702
Total leased assets	$16,887	$12,702
Liabilities
Short-term operating lease liabilities	$4,165	$3,617
Long-term operating lease liabilities	13,987	10,426
Total lease liabilities	$18,152	$14,043

Weighted-average remaining lease term	6.0 years	4.8 years
Weighted-average discount rate	3.1%	4.5%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.3 million and $1.2 million for the three months ended April 30, 2023 and 2022, respectively. Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, which included $1.3 million for right-of-use asset impairment and $0.1 million for fixed asset impairment, in connection with leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. The Company vacated the facility subsequently but remains contractually obligated to the lessor for the underlying lease. As of April 30, 2023, the carrying amount of the acquired OnSIP lease liability on the consolidated balance sheet was approximately $1.1 million.

Ooma | FY2023 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In August, 2022, the Company entered into a new operating lease agreement to expand its warehouse facilities and customer contact center in Newark, California to scale with the Company’s business growth. The lease commenced in March 2023 and will expire in March 2033. Total rental payments are approximately $6.9 million from the commencement date through the expiration date.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Cash payments for operating leases	$897	$822
Right-of-use assets recognized in exchange for new operating lease obligations	$4,902	$316

As of April 30, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2023
2023 remainder	$3,186
2024	4,345
2025	3,745
2026	2,385
2027	2,312
Thereafter	5,789
Total future minimum lease payments	21,762
Less: imputed interest	(3,610)
Present value of lease liabilities	$18,152

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

Stock Options. Stock option activity for the three months ended April 30, 2023 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2023	1,217	$9.93	$5,949
Granted	—	$—
Exercised	(25)	$3.49
Balance as of April 30, 2023	1,192	$10.06	$3,876
Vested and exercisable as of April 30, 2023	1,044	$9.28	$3,827

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2023 and 2022 was $0.2 million and $0.6 million, respectively. There were no stock options granted during the three months ended April 30, 2023. The weighted-average grant date fair value of options granted during the three months ended April 30, 2022 was $8.06 per share.

Restricted Stock Units. RSU activity for the three months ended April 30, 2023 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2023	1,466	$15.81
Granted	980	$13.15
Vested	(178)	$15.26
Canceled	(21)	$15.60
Balance as of April 30, 2023	2,247	$14.70

Employee Stock Purchase Plan. During each of the three months ended April 30, 2023 and 2022, employees purchased 0.1 million shares at a weighted-average price of $10.60 and $10.22 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Cost of revenue	$249	$233
Sales and marketing	499	482
Research and development	1,146	1,106
General and administrative	1,606	1,516
Total stock-based compensation expense	$3,500	$3,337

As of April 30, 2023, there was $33.6 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2023 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $0.1 million during the three months ended April 30, 2023, and $40 thousand during the three months ended April 30, 2022. The Company has continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of April 2023, the Company had unrecognized tax benefits of approximately $9.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2023 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2023.

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

Note 10: Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2023	April 30, 2022
Numerator
Net loss	$(326)	$(766)
Denominator
Weighted-average common shares	25,178,008	24,116,144
Basic and diluted net loss per share	$(0.01)	$(0.03)

Potentially dilutive securities of approximately $0.5 million and 3.8 million for the three months ended April 30, 2023 and 2022, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of April 30, 2023 and January 31, 2023, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $5.1 million and $7.8 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and July 2023 and $2.5 million between August 2023 and July 2024.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of April 30, 2023, the Company does not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Note 12: Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Credit Agreement”) with KeyBank National Association ("Key Bank") as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $25.0 million, which includes a $10.0 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for working capital and other general corporate purposes.

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

As of April 30, 2023, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. On June 2, 2023, ("Notice Date"), the Company gave notice to KeyBank of its intent to terminate the Credit Facility. See Note 14 "Subsequent Event".

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

In the second quarter of fiscal 2023, the Company paid a base purchase price for OnSIP of $9.8 million, subject to customary working capital adjustments. As of January 31, 2023, the Company recorded a $0.3 million receivable from the seller for the agreed-upon working capital adjustments between the base purchase price of $9.8 million and the final purchase price of $9.5 million.

During first fiscal quarter of fiscal 2024, the Company received $0.3 million from the seller which is recorded in investing activities in the Company’s condensed consolidated statements of cash flows.

The following table summarizes the final purchase price allocation, as adjusted (in thousands):

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

The Company believes it is not practicable to separately identify earnings of OnSIP on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $53.5 million for the three months ended April 30, 2022. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

Note 14: Subsequent Event

On June 2, 2023, the Company gave notice to KeyBank of its intent to terminate the commitments (the “Termination”) under the Credit Agreement.

At no time, including at the time of the Termination of the Credit Facility, were there were any amounts outstanding under the Credit Facility. The Company did not incur any termination penalties in connection with the termination of the Credit Agreement.

The Termination became effective on June 7, 2023.

Ooma | FY2023 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2023 filed with the SEC on April 7, 2023. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services.

First Quarter Fiscal 2024 Financial Performance

•
Total revenue was $56.9 million, up 13% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 30% year-over-year, driven by user growth and a full quarter contribution from OnSIP.
•
Total gross margin was 63%, comparable to 63% in the prior year quarter.
•
GAAP net loss was $0.3 million, compared to $0.8 million in the prior year quarter, reflecting continued investments in our operations and $1.4 million in facilities consolidation charges associated with vacating leased office space assumed in connection with the OnSIP acquisition.
•
Adjusted EBITDA was $4.8 million, compared to $3.9 million in the prior year quarter.
•
As of April 30, 2023, we had total cash, cash equivalents and short-term investments of $28.4 million, compared to $26.9 million as of January 31, 2023.

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

Ooma | FY2023 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of
	April 30, 2023	April 30, 2022
Core users	1,225	1,111
Annualized exit recurring revenue (AERR)	$209,818	$182,657
Net dollar subscription retention rate (1)	99%	99%
Adjusted EBITDA	$4,791	$3,857

(1) Revised April 30, 2022 due to new methodology as described below

Core Users increased year-over-year, which was primarily driven by growth in business users. As of April 30, 2023, Ooma Business users comprised approximately 37% of our total core users, up from 29% as of April 30, 2022. As of April 30, 2023, core users included approximately 50,000 acquired OnSIP users. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate

Effective in the first quarter of fiscal 2024, we transitioned to a new calculation methodology for our net dollar subscription retention rate (“NDRR”). Since the majority of our subscription revenue is now generated from Ooma Business customers, we believe the new methodology better reflects our operational performance during the reporting period and is more in alignment with the reporting of our industry peers. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Prior to the current fiscal year, we calculated the NDRR as a function of the year-over-year growth in average revenue per user and churn. Under the new methodology, we define our NDRR as (i) one plus (ii) the quotient of Net Dollar Change divided by Average Monthly Recurring Subscription Revenue. We define Net Dollar Change as the quotient of (i) the difference of our Monthly Recurring Subscription Revenue at the end of a period minus our Monthly Recurring Subscription Revenue at the beginning of a period minus our Monthly Recurring Subscription Revenue at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscription Revenue as the average of the Monthly Recurring Subscription Revenue at the beginning and end of the measurement period.

For example, if our Monthly Recurring Subscription Revenue was $115 at the end of a quarterly period and $100 at the beginning of the period, and $18 at the end of the period from new customers we added during the period, then the Net Dollar Change would be equal to ($1.00), or the amount equal to the difference of $115 minus $100 minus $18, all divided by three months. Our Average Monthly Recurring Subscription Revenue would equal $105, or the sum of $115 plus $100, divided by two. Our NDDR would then equal 99.1%, or approximately 99%, or one plus the quotient of the Net Dollar Change divided by the Average Monthly Recurring Subscriptions.

Monthly Recurring Subscription Revenue is defined as recurring subscription amounts from Residential and Business customers at the end of the most recent month.

The table below shows our historical NDDR for the four prior quarters calculated under the new method as well as under the old method (as historically reported):

	Q4'FY23	Q3'FY23	Q2'FY23	Q1'FY23
Historical NDRR under the new methodology	99%	99%	99%	99%
Historical NDRR as previously reported under the old methodology	94%	95%	94%	96%

Ooma | FY2023 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
GAAP net loss	$(326)	$(766)
Reconciling items:
Interest and other income, net	(415)	(33)
Income tax provision	133	40
Depreciation and amortization of capital expenditures	1,063	850
Amortization of intangible assets	741	326
Stock-based compensation and related taxes	3,595	3,440
Adjusted EBITDA	$4,791	$3,857

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

Ooma | FY2023 Form 10-Q | 19

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

Ooma | FY2023 Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Revenue:
Subscription and services	$53,049	$46,723
Product and other	3,803	3,614
Total revenue	56,852	50,337

Cost of revenue:
Subscription and services	14,725	13,209
Product and other	6,175	5,176
Total cost of revenue	20,900	18,385
Gross profit	35,952	31,952

Operating expenses:
Sales and marketing	17,990	16,151
Research and development	11,953	10,498
General and administrative	6,617	6,062
Total operating expenses	36,560	32,711
Loss from operations	(608)	(759)
Interest and other income, net	415	33
Loss before income taxes	(193)	(726)
Income tax provision	(133)	(40)
Net loss	$(326)	$(766)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Cost of revenue	$260	$248
Sales and marketing	520	504
Research and development	1,180	1,143
General and administrative	1,635	1,545
Total stock-based compensation and related taxes	$3,595	$3,440

Comparison of the three months ended April 30, 2023 and 2022 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2023	April 30, 2022	Change
Revenue:
Subscription and services	$53,049	$46,723	$6,326	14%
Product and other	3,803	3,614	189	5%
Total revenue	$56,852	$50,337	$6,515	13%
Percentage of revenue:
Subscription and services	93%	93%
Product and other	7%	7%
Total	100%	100%

Ooma | FY2023 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended April 30, 2023 Compared to Three months ended April 30, 2022

We derived approximately 56% and 50% of our total revenue from Ooma Business and approximately 43% and 47% from Ooma Residential for the three months ended April 30, 2023 and 2022, respectively.

Subscription and services revenue increased $6.3 million or 14% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by organic and OnSIP-related growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services. Subscription and services revenue from Ooma Business grew 27% year-over-year while the contribution from Ooma Residential was roughly flat year-over-year. Subscription and services revenue from Ooma Business is 56% of total subscription and services revenue.

Product and other revenue increased $0.2 million or 5% year-over-year, which was primarily attributable to shipments of Ooma AirDial.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2023	April 30, 2022	Change
Cost of revenue:
Subscription and services	$14,725	$13,209	$1,516	11%
Product and other	6,175	5,176	999	19%
Total cost of revenue	$20,900	$18,385	$2,515	14%
Gross profit:
Gross margin:
Subscription and services	72%	72%
Product and other	(62)%	(43)%
Total	63%	63%

Three months ended April 30, 2023 Compared to Three months ended April 30, 2022

Subscription and services gross margin remained consistent at 72%. Cost of subscription and services revenue increased $1.5 million or 11% year-over-year, primarily due to a $1.2 million increase in personnel related costs, driven in part by increases in headcount attributable to the OnSIP acquisition in July 2022, as well as a $0.5 million increase in regulatory costs offset in part by a $0.2 million decrease in infrastructure costs. Overall, the increase in the cost of subscription and services reflects both organic and OnSIP-related growth of our business.

Product and other revenue gross margin decreased to negative 62% from negative 43% in the prior year period. Product margins declined year-over-year due to the impact of certain higher cost components that we had procured in prior fiscal year to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended
	April 30, 2023	April 30, 2022	Change
Sales and marketing	$17,990	$16,151	$1,839	11%
Research and development	11,953	10,498	1,455	14%
General and administrative	6,617	6,062	555	9%
Total operating expenses	$36,560	$32,711	$3,849	12%

Three months ended April 30, 2023 Compared to Three months ended April 30, 2022

Sales and marketing expenses increased $1.8 million or 11% year-over-year, primarily due to a $0.8 million increase in personnel-related and travel costs, a $0.5 million increase in commission costs and $0.4 million increase in amortization of intangibles related to our acquisition of OnSIP in second fiscal quarter of 2023.

Research and development expenses increased $1.5 million or 14% year-over-year, primarily due to a $1.4 million increase in personnel-related costs, driven by growth in headcount and higher utilization of contractors, offset in part by a $0.2 decrease in other engineering costs.

Ooma | FY2023 Form 10-Q | 22

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

General and administrative expenses increased $0.6 million or 9% year-over-year, primarily due to a $0.4 million increase in personnel-related costs to scale with the overall growth of our business, as well as a $0.2 million increase in certain license fees.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the OnSIP acquisition near the end of the second quarter of fiscal 2023.

Liquidity and Capital Resources

As of April 30, 2023, we had $28.4 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Net cash provided by operating activities	$1,284	$819
Net cash provided by (used in) investing activities	676	(39)
Net cash provided by financing activities	1,293	1,206
Net increase in cash and cash equivalents	$3,253	$1,986

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2023	April 30, 2022
Net loss	$(326)	$(766)
Non-cash charges	5,949	5,245
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,603)	1,688
Increase (decrease) in inventories and deferred inventory costs	965	(493)
Increase in prepaid expenses and other assets	(755)	(2,681)
Decrease in accounts payable, accrued expenses and other liabilities	(2,352)	(1,951)
Decrease in deferred revenue	(594)	(223)
Net cash provided by operating activities	$1,284	$819

For the three months ended April 30, 2023, our net loss of $0.3 million included non-cash items of $5.9 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2023 included:

•
an increase of $1.6 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $1.0 million in inventories and deferred inventory costs;
•
an increase of $0.8 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and timing of prepayments; and
•
a net decrease of $2.4 million in accounts payable, accrued expenses and other liabilities due to the timing of payments.

Cash provided by operating activities for the three months ended April 30, 2023 increased $0.5 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2023 Form 10-Q | 23

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investing Activities

For the three months ended April 30, 2023, cash provided by investing activities was $0.7 million, which consisted of proceeds of $1.8 million from maturities of short-term investments and $0.3 million of cash received for the working capital adjustments from the seller related to the “OnSIP acquisition” which occurred in the second fiscal quarter of 2023, which was offset by capital expenditures of $1.4 million. Cash used by investing activities increased $0.7 million year-over-year primarily due to maturity of certain short-term investments.

Financing Activities

For the three months ended April 30, 2023, cash provided by financing activities was $1.3 million, which consisted of proceeds of $1.7 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $0.4 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.1 million year-over-year which primarily reflected higher proceeds from stock option exercises.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. As of April 30, 2023, we have no outstanding borrowings and were in compliance with all loan covenants. On June 7, 2023, the Credit Facility was terminated. Refer to Note 14: Subsequent Event.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Item 7. MD&A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates in fiscal 2024 as outlined in our fiscal 2023 Annual Report.

Ooma | FY2023 Form 10-Q | 24

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of fiscal 2024. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2023 Form 10-Q | 25

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 26

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 27

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 28

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, and defaults by financial institutions.

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns, rising inflation, and defaults by financial institutions than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. For example, since we believe a significant portion of our customers maintain banking relationships with regional banks or other midsize financial institutions, in the event there are widespread bank failures affecting such banks or financial institutions, a large number of our customers could be unable to access or borrow funds, which would impact their ability to make payments or enter into new subscriptions or other arrangements with us.

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

However, our future success will also depend on our ability to introduce and sell new services, such as our fiscal 2023 launch of Ooma Office Pro Plus, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as our fiscal 2023 launch of Ooma AirDial, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, delays in customer readiness for AirDial installations, the quality of AirDial installations performed by third-parties, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. Moreover, the market for plain old telephone service ("POTS") line replacement is relatively new and Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2023 Form 10-Q | 29

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We primarily contract with manufacturers in Vietnam and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as the continuing impact of the COVID-19 pandemic, global conflicts and other factors.

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the COVID-19 pandemic and war in the Ukraine. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs have become subject to inflationary pressure in the current global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

Ooma | FY2023 Form 10-Q | 30

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 31

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 32

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 33

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 34

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 35

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 36

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 37

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In recent periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, our increased inventory levels reflect higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the current global macroeconomic environment as well as certain components being subject to end-of-life. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2023 Form 10-Q | 38

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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
•
the need to offer customer care in various languages;
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

Ooma | FY2023 Form 10-Q | 39

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 40

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings or enter into new credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all, due to among other factors, general macro-economic conditions, including rising interest rates, volatile credit markets and inflation. Any debt financing we secure in the future could contain affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Adverse developments that affect financial institutions, or concerns about such developments, have in the past and may in the future lead to market-wide liquidity problems and disruptions in the financial services industry. For example, in March 2023, the closure of Silicon Valley Bank and Signature Bank destabilized many financial institutions and created uncertainty across the industry which currently persists. Future defaults or other similar destabilizing events could impact the credit markets and adversely impact our ability to access our capital and to obtain debt financing on favorable terms.

If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing terms satisfactory to us, our ability to continue pursuing our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition and prospects could be materially and adversely affected, and the trading price of our common stock would likely decline.

Ooma | FY2023 Form 10-Q | 41

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our Ooma Residential product and services are sold primarily to individuals and families. With the growth of mobile technologies, many consumers have chosen to eliminate their home telephone service as alternative services have proliferated. Our ability to continue growing our user base depends on our ability to convince customers and potential customers that our service is sufficiently useful and cost-effective, that it makes sense to maintain or establish home telephone services with us over other alternatives. Our growth could slow as it has in recent periods and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

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

Ooma | FY2023 Form 10-Q | 42

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 43

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 44

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 45

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 46

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 47

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 48

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

There are numerous U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure, and protection (“Processing”) of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules, and their status remains uncertain.

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

The EU has implemented strict laws that apply in connection with the Processing of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, provides for significant penalties for violations, including

Ooma | FY2023 Form 10-Q | 49

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

fines of up to 4% of the violating company’s worldwide revenue. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, there is uncertainty about data transfer to the US due to the Court of Justice of the European Union’s decision invalidating the Privacy Shield program, which allowed transfers of EU personal data to the U.S. for certain participating companies. In March 2022, the U.S. and the European Commission reached an agreement in principle on a new U.S. Data Privacy Framework intended to replace the invalidated Privacy Shield program. However, uncertainty about data transfer to the U.S. will persist until the European Commission formally approves the adequacy of such Framework.

We have taken administrative, contractual and other measures designed to achieve compliance with applicable privacy laws and standards, but we cannot guarantee these measures are sufficient. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards, in particular as we continue to expand our international operations, may increase the cost of our operations, affect our ability to provide all the current features of our business, residential and mobile products and services and our customers’ ability to use our products and services, and could require us to modify the features and functionality of our products and services. Such obligations and restrictions may limit our ability to Process data, and to allow our customers to Process data with others through our products and services. Failure to comply with such obligations could subject us to lawsuits, fines, criminal penalties, statutory damages, consent decrees, injunctions, adverse publicity and other losses that could harm our business.

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

Ooma | FY2023 Form 10-Q | 50

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other anti-bribery and anti‑money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party representatives for product testing, customs, export, and import matters outside of the U.S. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to sell our products and services abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

Ooma | FY2023 Form 10-Q | 51

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 52

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 53

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 54

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 55

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia would not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

Ooma | FY2023 Form 10-Q | 56

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5. Other Information

The information below is reported in lieu of information that would be reported under Item 1.02 under Form 8-K.

On June 2, 2023, Ooma, Inc. (the “Company”) gave notice to KeyBank National Association (“KeyBank”) of its intent to terminate the commitments (the “Termination”) under that certain credit and security agreement, dated as of January 8, 2021 (the “Credit Agreement”), among the Company, as borrower, the lenders from time to time party thereto, KeyBank, as administrative agent and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. A copy of the Credit Agreement is filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2023, filed with the Securities and Exchange Commission on April 7, 2023. A description of the Credit Agreement was included in the Current Report on Form 8-K filed by the Company on January 12, 2021, and is incorporated herein by reference.

At no time, including at the time of the Termination of the Credit Facility, were there were any amounts outstanding under the Credit Facility. The Credit Facility, which was scheduled to terminate in January 2024, was terminated by the Company because certain conditions to maintain it were no longer acceptable to the Company.

The Termination became effective on June 7, 2023.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2023 Form 10-Q | 57

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Ooma | FY2023 Form 10-Q | 58

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 8, 2023	By:	/s/ Eric B. Stang
Date: June 8, 2023	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2023 Form 10-Q | 59