Form 10-Q
period 2023-07-31
OOMA INC
filed 2023-09-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of August 31, 2023, there were 25.6 million shares of the registrant’s common stock outstanding.

Ooma | FY2024 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	July 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,979	$24,137
Short-term investments	495	2,723
Accounts receivable, net	8,612	7,131
Inventories	22,806	26,246
Other current assets	14,508	14,368
Total current assets	75,400	74,605
Property and equipment, net	9,253	7,996
Operating lease right-of-use assets	16,129	12,702
Intangible assets, net	9,030	10,463
Goodwill	8,655	8,655
Other assets	17,722	16,584
Total assets	$136,189	$131,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,505	$13,462
Accrued expenses and other current liabilities	22,379	26,726
Deferred revenue	17,391	17,216
Total current liabilities	52,275	57,404
Long-term operating lease liabilities	12,692	10,426
Other long-term liabilities	17	31
Total liabilities	64,984	67,861
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	203,703	195,605
Accumulated other comprehensive loss	(5)	(23)
Accumulated deficit	(132,498)	(132,443)
Total stockholders’ equity	71,205	63,144
Total liabilities and stockholders’ equity	$136,189	$131,005

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Revenue:
Subscription and services	$54,726	$47,995	$107,775	$94,718
Product and other	3,627	4,658	7,430	8,272
Total revenue	58,353	52,653	115,205	102,990

Cost of revenue:
Subscription and services	15,456	12,675	30,181	25,884
Product and other	6,309	6,161	12,484	11,337
Total cost of revenue	21,765	18,836	42,665	37,221
Gross profit	36,588	33,817	72,540	65,769

Operating expenses:
Sales and marketing	18,842	17,432	36,832	33,583
Research and development	11,768	11,119	23,721	21,617
General and administrative	5,972	6,912	12,589	12,974
Total operating expenses	36,582	35,463	73,142	68,174
Income (loss) from operations	6	(1,646)	(602)	(2,405)
Interest and other income, net	532	17	947	50
Income (loss) before income taxes	538	(1,629)	345	(2,355)
Income tax (provision) benefit	(267)	1,967	(400)	1,927
Net income (loss)	$271	$338	$(55)	$(428)

Net income (loss) per share of common stock:
Basic and diluted	$0.01	$0.01	$(0.00)	$(0.02)

Weighted-average shares of common stock outstanding:
Basic	25,330,545	24,388,275	25,327,255	24,254,465
Diluted	25,935,018	24,873,764	25,327,255	24,254,465

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2023	July 31, 2022
Cash flows from operating activities:
Net loss	$(55)	$(428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,124	6,842
Depreciation and amortization of capital expenditures	2,188	1,739
Amortization of intangible assets	1,433	698
Amortization of operating lease right-of-use assets	1,460	1,449
Deferred income tax benefit	—	(2,043)
Facilities consolidation gain	(956)	—
Other	(4)	26
Changes in operating assets and liabilities:
Accounts receivable, net	(1,481)	973
Inventories and deferred inventory costs	3,347	(7,158)
Prepaid expenses and other assets	(1,485)	(2,326)
Accounts payable, accrued expenses and other liabilities	(6,896)	2,690
Deferred revenue	161	520
Net cash provided by operating activities	4,836	2,982

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	2,250	9,125
Purchases of short-term investments	—	(3,869)
Capital expenditures	(3,518)	(2,812)
Business acquisition and related working capital adjustments	300	(9,771)
Net cash used in investing activities	(968)	(7,327)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,888	1,554
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(914)	(684)
Net cash provided by financing activities	974	870
Net increase (decrease) in cash and cash equivalents	4,842	(3,475)
Cash and cash equivalents at beginning of period	24,137	19,667
Cash and cash equivalents at end of period	$28,979	$16,192

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623
Issuance of common stock under equity-based plans	164	—	—	164
Shares repurchased for tax withholdings on RSU vesting	(483)	—	—	(483)
Stock-based compensation	3,624	—	—	3,624
Changes in other comprehensive loss	—	6	—	6
Net income	—	—	271	271
BALANCE - July 31, 2023	$203,708	$(5)	$(132,498)	$71,205

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,794
Shares repurchased for tax withholdings on RSU vesting	(336)	—	—	(336)
Stock-based compensation	3,505	—	—	3,505
Changes in other comprehensive loss	—	(1)	—	(1)
Net loss	—	—	338	338
BALANCE - July 31, 2022	$187,576	$(60)	$(129,216)	$58,300

(1) Additional paid-in capital

(2) Accumulated other comprehensive loss

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 6

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.

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

Ooma | FY2024 Form 10-Q | 7

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Subscription and services revenue	$54,726	$47,995	$107,775	$94,718
Product and other revenue	3,627	4,658	7,430	8,272
Total revenue	$58,353	$52,653	$115,205	$102,990

The Company derived approximately 57% and 50% of its total revenue from Ooma Business and approximately 41% and 47% from Ooma Residential for the three months ended July 31, 2023 and 2022, respectively. The Company derived approximately 56% and 50% of its total revenue from Ooma Business and approximately 41% and 47% from Ooma Residential for the six months ended July 31, 2023 and 2022, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	July 31, 2023	January 31, 2023
Customer A	21%	18%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	July 31, 2023	January 31, 2023
Subscription and services	$17,404	$17,239
Product and other	4	8
Total deferred revenue	$17,408	17,247
Less: current deferred revenue	17,391	17,216
Non-current deferred revenue included in other long-term liabilities	$17	$31

During the three and six months ended July 31, 2023, the Company recognized revenue of approximately $3.1 million and $13.8 million, respectively pertaining to amounts deferred as of January 31, 2023. As of July 31, 2023, deferred revenue was primarily composed of subscription contracts invoiced during the first half of fiscal 2024, as well as amounts recorded during fiscal 2023 for annual contracts.

Remaining Performance Obligations. As of July 31, 2023, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $20.8 million. The Company expects to recognize revenue on approximately 43% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2024 Form 10-Q | 8

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

Level 3: Unobservable inputs that are supported by little or no market activity.

Financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

	Balance as of July 31, 2023
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$14,936	$—	$14,936
Total cash equivalents	$14,936	$—	14,936
Cash			14,043
Total cash and cash equivalents			$28,979

Short-term investments:
U.S. treasury securities	$495	$—	$495
Total short-term investments	$495	$—	$495

	Balance as of January 31, 2023
	Level 1	Level 2	Total
Cash and cash equivalents:
Money market funds	$11,380	$—	$11,380
Total cash equivalents	$11,380	$—	11,380
Cash			12,757
Total cash and cash equivalents			$24,137

Short-term investments:
U.S. treasury securities	$1,232	$—	$1,232
Commercial paper	—	1,491	1,491
Total short-term investments	$1,232	$1,491	$2,723

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

Short-term investments due in less than a year were $0.5 million and $2.7 million as of July 31, 2023 and January 31, 2023, respectively.

Ooma | FY2024 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2023	January 31, 2023
Finished goods	$12,841	$13,715
Raw materials	9,965	12,531
Total inventory	$22,806	$26,246

Other current and non-current assets

	As of
	July 31, 2023	January 31, 2023
Deferred sales commissions, current	$8,291	$7,826
Prepaid expenses and other	3,025	2,777
Convertible note receivable (see "GTC" below)	2,081	1,899
Other current assets	1,111	1,866
Total other current assets	$14,508	$14,368

Deferred sales commissions, non-current	$15,265	$14,467
Other assets	2,457	2,117
Total other non-current assets	$17,722	$16,584

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.2 million and $1.8 million for the three months ended July 31, 2023 and 2022, respectively, and $4.4 million and $3.6 million for the six months ended July 31, 2023 and 2022, respectively.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2023. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of July 31, 2023, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $2.1 million, including accrued interest. As of July 31, 2023, the Company did not have any non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	July 31, 2023	January 31, 2023
Payroll and related expenses	$9,329	$13,621
Short-term operating lease liabilities	3,686	3,617
Regulatory fees and taxes	4,150	3,609
Customer-related liabilities	986	1,045
Other	4,228	4,834
Total accrued expenses and other current liabilities	$22,379	$26,726

Ooma | FY2024 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of July 31, 2023			As of January 31, 2023
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,745	$(6,016)	$8,729	$14,745	$(4,775)	$9,970
Developed technology	2-5	2,219	(2,020)	199	2,219	(1,891)	328
Trade names	2-5	684	(582)	102	684	(519)	165
Total intangible assets		$17,648	$(8,618)	$9,030	$17,648	$(7,185)	$10,463

Amortization expense was $0.7 million and $0.4 million for each of the three months ended July 31, 2023 and 2022, respectively, and was $1.4 million and $0.7 million for each of the six months ended July 31, 2023 and 2022, respectively.

At July 31, 2023, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2024 remainder	$1,378
2025	2,579
2026	2,435
2027	1,880
2028	758
Total	$9,030

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2023	January 31, 2023
Assets
Operating lease right-of-use assets	$16,129	$12,702
Total leased assets	$16,129	$12,702
Liabilities
Short-term operating lease liabilities	$3,686	$3,617
Long-term operating lease liabilities	12,692	10,426
Total lease liabilities	$16,378	$14,043

Weighted-average remaining lease term	6.0 years	4.8 years
Weighted-average discount rate	3.0%	4.5%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its consolidated statements of operations of $1.5 million and $1.2 million for the three months ended July 31, 2023 and 2022, respectively, and $2.8 million and $2.4 million for the six months ended July 31, 2023 and 2022, respectively. Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, in connection with the leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. In July 2023, upon the lessor's sale of the property, the Company wrote off the remaining $1.0 million lease liability related to the lease as facilities consolidation gain in general and administrative expense in the condensed consolidated statements of operations.

Ooma | FY2024 Form 10-Q | 11

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

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Cash payments for operating leases	$1,131	$825	$2,028	$1,647
Right-of-use assets recognized in exchange for new operating lease obligations	$—	$1,401	$4,902	$1,717

As of July 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2023
2024 remainder	$1,866
2025	3,826
2026	3,526
2027	2,385
2028	2,312
Thereafter	5,789
Total future minimum lease payments	19,704
Less: imputed interest	(3,326)
Present value of lease liabilities	$16,378

Ooma | FY2024 Form 10-Q | 12

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

Stock Options. Stock option activity for the six months ended July 31, 2023 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2023	1,217	$9.93	$5,949
Granted	—	$—
Exercised	(49)	$5.14
Canceled	2	$14.01
Balance as of July 31, 2023	1,170	$10.11	$6,034
Vested and exercisable as of July 31, 2023	1,038	$9.43	$5,942

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2023 and 2022 was $0.4 million and $0.6 million, respectively. There were no stock options granted during the six months ended July 31, 2023. The weighted-average grant date fair value of options granted during the six months ended July 31, 2022 was $8.06 per share.

Restricted Stock Units. RSU activity for the six months ended July 31, 2023 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2023	1,466	$15.81
Granted	1,071	$13.18
Vested	(446)	$14.75
Canceled	(51)	$15.48
Balance as of July 31, 2023	2,040	$14.67

Employee Stock Purchase Plan. During each of the six months ended July 31, 2023 and 2022, employees purchased 0.1 million shares at a weighted-average price of $10.60 and $10.22 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Cost of revenue	$253	$241	$502	$474
Sales and marketing	498	528	997	1,010
Research and development	1,150	1,157	2,296	2,263
General and administrative	1,723	1,579	3,329	3,095
Total stock-based compensation expense	$3,624	$3,505	$7,124	$6,842

As of July 31, 2023, there was $30.5 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3 years.

Ooma | FY2024 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.4 million during the three and six months ended July 31, 2023, and an income tax benefit of $2.0 million and $1.9 million during the three and six months ended July 31, 2022. The income tax expense recorded in the first half of fiscal 2024 was primarily attributable to state income taxes. The income tax benefit recorded in the first half of fiscal 2023 was primarily attributable to the release of a $2.0 million valuation allowance on certain preexisting deferred tax assets that were realized as a result of deferred tax liabilities assumed in the Company's acquisition of OnSIP in July 2022.

The Company periodically evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of the net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during the periods prior to the expiration of tax attributes to fully utilize these assets. As of July 31, 2023, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets. The Company evaluated the recent profitability trends and believes that, if current trends persist, there is a reasonable possibility that in the near future, sufficient positive evidence may become available to allow the Company to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets ("DTA") which may create an income tax benefit or a decrease in income tax expense in the period the release is recorded. However, the exact timing and amount of the valuation allowance to be released are subject to change based on the positive evidence, including, but not limited to, the level of expected profitability, that the Company will achieve in future periods.

As of July 31, 2023, the Company had unrecognized tax benefits of approximately $9.7 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2023 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2023.

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

Note 10: Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Numerator
Net income (loss)	$271	$338	$(55)	$(428)
Denominator
Basic weighted average common shares	25,330,545	24,388,275	25,327,255	24,254,465
Potentially dilutive shares from equity plans	604,473	485,489	—	—
Diluted weighted-average common shares	25,935,018	24,873,764	25,327,255	24,254,465
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.00)	$(0.02)

Potentially dilutive securities of approximately 0.6 million and 1.4 million for the six months ended July 31, 2023 and 2022, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2024 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of July 31, 2023 and January 31, 2023, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $4.2 million and $7.8 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and February 2024 and $2.5 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of July 31, 2023, the Company accrued an immaterial amount of loss contingencies in its consolidated financial statements.

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

Ooma | FY2024 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12: Financing Arrangements

Revolving Credit Facility

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Credit Agreement”) with KeyBank National Association ("Key Bank") as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. Prior to its termination as described below, the Credit Agreement provided for a secured revolving credit facility (“Credit Facility”) under which the Company could have borrowed up to an aggregate amount of $25.0 million, which included a $10.0 million sub-facility for letters of credit. The Company and its lenders were able to increase the total commitments under the Credit Facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Permitted uses of funds borrowed under the Credit Agreement included working capital and other general corporate purposes.

The Credit Agreement contained customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Credit Agreement included restrictive financial covenants that required the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis.

The Company terminated the Credit Agreement on June 7, 2023.

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

During the six months ended July 31, 2023, the Company received $0.3 million from the seller which is recorded in investing activities in the Company’s condensed consolidated statements of cash flows.

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

The Company believes it is not practicable to separately identify earnings of OnSIP on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $55.5 million for the three months ended July 31, 2022, and approximated $109.1 million for the six months ended July 31, 2022. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

Ooma | FY2024 Form 10-Q | 16

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

Second Quarter Fiscal 2024 Financial Performance

•
Total revenue was $58.4 million, up 11% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 27% year-over-year, driven by user growth and a full quarter contribution from OnSIP.
•
Total gross margin was 63%, comparable to 64% in the prior year quarter.
•
GAAP net income was $0.3 million, or flat compared to the prior year quarter.
•
Adjusted EBITDA was $4.9 million, compared to $4.0 million in the prior year quarter.
•
As of July 31, 2023, we had total cash, cash equivalents and short-term investments of $29.5 million, compared to $26.9 million as of January 31, 2023.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2024 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	July 31, 2023	July 31, 2022
Core users *	1,237	1,181
Annualized exit recurring revenue (AERR)	$215,355	$186,782
Net dollar subscription retention rate (1)	99%	99%
Adjusted EBITDA	$4,862	$3,983
* Core users as of July 31, 2022, and July 31, 2023 included approximately 50,000 acquired OnSIP users.

(1) Revised July 31, 2022 due to new methodology as described below

Core Users increased year-over-year, which was primarily driven by growth in business users. As of July 31, 2023, Ooma Business users comprised approximately 38% of our total core users, up from 33% as of July 31, 2022. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and office user extensions. We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

For example, if our Monthly Recurring Subscription Revenue was $115 at the end of a quarterly period and $100 at the beginning of the period, and $18 at the end of the period from new customers we added during the period, then the Net Dollar Change would be equal to ($1.00), or the amount equal to the difference of $115 minus $100 minus $18, all divided by three months. Our Average Monthly Recurring Subscription Revenue would equal $107.5, or the sum of $115 plus $100, divided by two. Our NDRR would then equal 99.1%, or approximately 99%, or one plus the quotient of the Net Dollar Change divided by the Average Monthly Recurring Subscriptions.

Monthly Recurring Subscription Revenue is defined as recurring subscription amounts from Residential and Business customers at the end of the most recent month.

Ooma | FY2024 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below shows our historical NDRR for the three prior quarters calculated under the new method as well as under the old method (as historically reported):

	Q4'FY23	Q3'FY23	Q2'FY23
Historical NDRR under the new methodology	99%	99%	99%
Historical NDRR as previously reported under the old methodology	94%	95%	94%

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets and acquisition-related costs, stock-based compensation and related taxes, facilities consolidation gain, and legal settlement costs.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets and acquisition-related costs, facilities consolidation gain, and legal settlement costs; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
GAAP net income (loss)	$271	$338	$(55)	$(428)
Reconciling items:
Interest and other income, net	(532)	(17)	(947)	(50)
Income tax provision (benefit)	267	(1,967)	400	(1,927)
Depreciation and amortization of capital expenditures	1,125	889	2,188	1,739
Amortization of intangible assets and acquisition-related costs	692	1,173	1,433	1,499
Stock-based compensation and related taxes	3,695	3,567	7,290	7,007
Facilities consolidation gain	(956)	—	(956)	—
Legal settlement costs	300	—	300	—
Adjusted EBITDA	$4,862	$3,983	$9,653	$7,840

Ooma | FY2024 Form 10-Q | 19

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing we experienced due to supply chain constraints in the global macroeconomic environment as well as certain components becoming subject to end-of-life and we may not be able to fully offset such higher costs through price increases. Another factor is the high AirDial installation costs due to ramp up efforts. Accordingly, we expect our product and other gross margin during fiscal 2024 will be negatively impacted by these higher component costs and AirDial installation costs. We expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Ooma | FY2024 Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Revenue:
Subscription and services	$54,726	$47,995	$107,775	$94,718
Product and other	3,627	4,658	7,430	8,272
Total revenue	58,353	52,653	115,205	102,990

Cost of revenue:
Subscription and services	15,456	12,675	30,181	25,884
Product and other	6,309	6,161	12,484	11,337
Total cost of revenue	21,765	18,836	42,665	37,221
Gross profit	36,588	33,817	72,540	65,769

Operating expenses:
Sales and marketing	18,842	17,432	36,832	33,583
Research and development	11,768	11,119	23,721	21,617
General and administrative	5,972	6,912	12,589	12,974
Total operating expenses	36,582	35,463	73,142	68,174
Income (loss) from operations	6	(1,646)	(602)	(2,405)
Interest and other income, net	532	17	947	50
Income (loss) before income taxes	538	(1,629)	345	(2,355)
Income tax (provision) benefit	(267)	1,967	(400)	1,927
Net income (loss)	$271	$338	$(55)	$(428)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Cost of revenue	$260	$248	$520	$496
Sales and marketing	512	540	1,032	1,044
Research and development	1,177	1,181	2,357	2,324
General and administrative	1,746	1,598	3,381	3,143
Total stock-based compensation and related taxes	$3,695	$3,567	$7,290	$7,007

Comparison of the three and six months ended July 31, 2023 and 2022 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2023	July 31, 2022	Change		July 31, 2023	July 31, 2022	Change
Revenue:
Subscription and services	$54,726	$47,995	$6,731	14%	$107,775	$94,718	$13,057	14%
Product and other	3,627	4,658	(1,031)	(22)%	7,430	8,272	(842)	(10)%
Total revenue	$58,353	$52,653	$5,700	11%	$115,205	$102,990	$12,215	12%
Percentage of revenue:
Subscription and services	94%	91%			94%	92%
Product and other	6%	9%			6%	8%
Total	100%	100%			100%	100%

Ooma | FY2024 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended July 31, 2023 Compared to Three months ended July 31, 2022

We derived approximately 57% and 50% of our total revenue from Ooma Business and approximately 41% and 47% from Ooma Residential for the three months ended July 31, 2023 and 2022, respectively.

Subscription and services revenue increased $6.7 million or 14% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by organic and OnSIP-related growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services. Subscription and services revenue from Ooma Business grew 27% year-over-year while the contribution from Ooma Residential was roughly flat year-over-year. Subscription and services revenue from Ooma Business is 57% of total subscription and services revenue.

Product and other revenue decreased $1.0 million or 22% year-over-year. This was driven in part due to the sales of certain accessories for three months ended July 31, 2022. These sales did not recur during the three months ended July 31, 2023.

Six months ended July 31, 2023 Compared to Six months ended July 31, 2022

We derived approximately 56% and 50% of our total revenue from Ooma Business and approximately 41% and 47% from Ooma Residential for the six months ended July 31, 2023 and 2022, respectively.

Subscription and services revenue increased $13.1 million or 14% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by OnSIP-related growth in sales of Ooma Business and organic growth which was in part due to a higher mix of sales of our Office Pro tier services.

Product and other revenue decreased $0.8 million or 10% year-over-year, primarily attributable to the sale of certain legacy inventories and accessories in the first half of fiscal 2023. These sales did not recur in the first half of fiscal 2024.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2023	July 31, 2022	Change		July 31, 2023	July 31, 2022	Change
Cost of revenue:
Subscription and services	$15,456	$12,675	$2,781	22%	$30,181	$25,884	$4,297	17%
Product and other	6,309	6,161	148	2%	12,484	11,337	1,147	10%
Total cost of revenue	$21,765	$18,836	$2,929	16%	$42,665	$37,221	$5,444	15%
Gross profit:
Subscription and services	$39,270	$35,320	$3,950	11%	$77,594	$68,834	$8,760	13%
Product and other	(2,682)	(1,503)	(1,179)	78%	(5,054)	(3,065)	(1,989)	65%
Total	$36,588	$33,817	$2,771	8%	$72,540	$65,769	$6,771	10%
Gross margin:
Subscription and services	72%	74%			72%	73%
Product and other	(74)%	(32)%			(68)%	(37)%
Total	63%	64%			63%	64%

Ooma | FY2024 Form 10-Q | 22

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended July 31, 2023 Compared to Three months ended July 31, 2022

Subscription and services gross margin of 72% decreased year-over-year from 74%. Cost of subscription and services revenue increased $2.8 million or 22% year-over-year, primarily due to a $1.4 million increase in personnel related costs, driven in part by increases in headcount attributable to the OnSIP acquisition in July 2022, an $0.8 million increase in infrastructure and porting costs, a $0.4 million increase in regulatory costs, and a $0.2 million increase in credit card processing fees. Overall, the increase in the cost of subscription and services reflects both organic and OnSIP-related growth of Ooma Business.

Product and other revenue gross margin decreased to negative 74% from negative 32% in the prior year period. Product margins declined year-over-year primarily due to the usage of certain higher cost components that we had procured in prior fiscal year to stay ahead of pandemic driven supply chain issues. Product and other gross margin for the three months ended July 31, 2023 was also negatively impacted by one-time facility costs as we moved to a new warehouse facility. Product and other gross margin for the three months ended July 31, 2022 benefited from certain accessory sales that did not recur in the same period this fiscal year.

Six months ended July 31, 2023 Compared to Six months ended July 31, 2022

Subscription and services gross margin of 72% decreased year-over-year from 73%. Cost of subscription and services revenue increased $4.3 million year-over-year, primarily due to a $2.6 million increase in personnel related costs, a $0.4 million increase in infrastructure costs, a $0.9 million increase in regulatory fees, as well as a $0.4 million increase in credit card processing fees.

Product and other revenue gross margin decreased to negative 68% from negative 37% in the prior year period, primarily due to the same reasons described above.

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2023	July 31, 2022	Change		July 31, 2023	July 31, 2022	Change
Sales and marketing	$18,842	$17,432	$1,410	8%	$36,832	$33,583	$3,249	10%
Research and development	11,768	11,119	649	6%	23,721	21,617	2,104	10%
General and administrative	5,972	6,912	(940)	(14)%	12,589	12,974	(385)	(3)%
Total operating expenses	$36,582	$35,463	$1,119	3%	$73,142	$68,174	$4,968	7%

Three months ended July 31, 2023 Compared to Three months ended July 31, 2022

Sales and marketing expenses increased $1.4 million or 8% year-over-year, primarily due to a $0.9 million increase in personnel-related and travel costs, a $0.3 million increase in commission costs, a $0.3 million increase in amortization of intangibles related to our acquisition of OnSIP in second fiscal quarter of 2023, and a $0.1 million increase in travel expense, partially offset by a $0.3 million decrease in third-party commission expense.

Research and development expenses increased $0.6 million or 6% year-over-year, primarily due to a $0.7 million increase in personnel-related costs, driven by growth in headcount and higher utilization of contractors, offset in part by a $0.1 million decrease in depreciation and amortization expense.

General and administrative expenses decreased $0.9 million or 14% year-over-year, primarily due to a $1.0 million decrease in facilities consolidation charges, and a $0.9 million decrease in acquisition transaction costs, offset in part by a $0.7 million increase in personnel-related costs to scale with the overall growth of our business, and a $0.3 million increase in litigation settlement costs.

Ooma | FY2024 Form 10-Q | 23

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended July 31, 2023 Compared to Six months ended July 31, 2022

Sales and marketing expenses increased $3.2 million or 10% year-over-year, primarily due to a $0.8 million increase in amortization of capitalized sales commissions, a $1.7 million increase in personnel and travel related costs, a $0.7 million increase in amortization of intangibles related to our acquisition of OnSIP in second fiscal quarter of 2023, and a $0.3 million increase in travel expense, offset in part by a $0.3 million decrease in advertising and marketing costs.

Research and development expenses increased $2.1 million or 10% year-over-year, primarily due to a $2.2 million increase in personnel-related costs, driven by higher headcount, and a $0.1 million increase in other engineering costs, offset in part by a $0.2 million decrease in supplies and equipment costs.

General and administrative expenses decreased $0.4 million or 3% year-over-year, primarily due to a $1.0 million in facility consolidation gain, and a $0.8 million decrease in acquisition-related expenses, offset in part by a $1.1 million increase in personnel-related costs to scale with the overall growth of our business, and a $0.3 million increase in litigation settlement costs.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the OnSIP acquisition near the end of the second quarter of fiscal 2023.

Liquidity and Capital Resources

As of July 31, 2023, we had $29.5 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2023	July 31, 2022
Net cash provided by operating activities	$4,836	$2,982
Net cash used in investing activities	(968)	(7,327)
Net cash provided by financing activities	974	870
Net increase (decrease) in cash and cash equivalents	$4,842	$(3,475)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2023	July 31, 2022
Net loss	$(55)	$(428)
Non-cash charges	11,245	8,711
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,481)	973
Decrease (increase) in inventories and deferred inventory costs	3,347	(7,158)
Increase in prepaid expenses and other assets	(1,485)	(2,326)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,896)	2,690
Increase in deferred revenue	161	520
Net cash provided by operating activities	$4,836	$2,982

Ooma | FY2024 Form 10-Q | 24

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the six months ended July 31, 2023, our net loss of $0.1 million included non-cash items of $11.2 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense, and facilities consolidation gain. Operating asset and liability changes for the six months ended July 31, 2023 included:

•
an increase of $1.5 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $3.3 million in inventories and deferred inventory costs;
•
an increase of $1.5 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and timing of prepayments; and
•
a net decrease of $6.9 million in accounts payable, accrued expenses and other liabilities due to the timing of payments.

Cash provided by operating activities for the six months ended July 31, 2023 increased $1.9 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Investing Activities

For the six months ended July 31, 2023, cash used in investing activities was $1.0 million, which consisted of proceeds of $2.2 million from maturities of short-term investments and $0.3 million of cash received for the working capital adjustments from the seller related to the “OnSIP acquisition” which occurred in the second fiscal quarter of 2023, offset by capital expenditures of $3.5 million. Cash used in investing activities decreased $6.4 million year-over-year primarily due to the absence of business acquisition and purchase of short-term investments during six months ended July 31, 2023.

Financing Activities

For the six months ended July 31, 2023, cash provided by financing activities was $1.0 million, which consisted of proceeds of $1.9 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $0.9 million related to shares repurchased for tax withholdings on vesting of RSUs. Cash provided by financing activities increased by $0.1 million year-over-year which primarily reflected higher proceeds from stock option exercises.

Revolving Credit Facility

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. On June 7, 2023, the Credit Facility was terminated.

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

Ooma | FY2024 Form 10-Q | 25

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first half of fiscal 2024. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2024 Form 10-Q | 26

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

Ooma | FY2024 Form 10-Q | 27

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
•
If we cannot comply with regulations, including communications and telecommunications laws and the Federal Communications Commission’s ("FCC") rules imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, restrictions on our business, or other penalties.
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

Ooma | FY2024 Form 10-Q | 28

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

Ooma | FY2024 Form 10-Q | 29

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

The introduction or announcement of new services and technologies by our competitors could make our existing solutions obsolete, cause customers to defer purchases of our products and services, or otherwise adversely affect our business and results of operations. Further, we may experience higher product returns from retailers or reseller partners and may face challenges managing the inventory of new or existing products, which could lead to excess inventory charges and/or discounting of such products. In addition, new products may have varying selling prices and higher costs or different kinds of costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, as and to the extent sales of AirDial increase, we expect to incur higher levels of support costs.

Ooma | FY2024 Form 10-Q | 30

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions caused in-part by the COVID-19 pandemic and war in the Ukraine. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs have become subject to significantly higher pricing we experienced due to supply chain constraints in the global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

Ooma | FY2024 Form 10-Q | 31

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service, or DDOS cyberattacks, and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. Although these attempts were not successful in penetrating our network, we may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of artificial intelligence and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, an increase in cyber-attack activity has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Ooma | FY2024 Form 10-Q | 32

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

Ooma | FY2024 Form 10-Q | 33

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

Ooma | FY2024 Form 10-Q | 34

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

Ooma | FY2024 Form 10-Q | 35

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

Ooma | FY2024 Form 10-Q | 36

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

Ooma | FY2024 Form 10-Q | 37

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
increased component costs;
•
seasonality of consumers’ purchasing patterns and seasonality of advertising patterns;
•
service outages or security breaches and any related impact on our reputation;
•
our ability to accurately forecast revenue and appropriately plan our expenses;

Ooma | FY2024 Form 10-Q | 38

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

Ooma | FY2024 Form 10-Q | 39

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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. These increased levels may result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2024 Form 10-Q | 40

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

Ooma | FY2024 Form 10-Q | 41

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

Ooma | FY2024 Form 10-Q | 42

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

Ooma | FY2024 Form 10-Q | 43

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

While Ooma Inc. is currently in compliance with the applicable requirements of the Payment Card Industry Data Security Standard, or PCI, certain of Ooma's subsidiaries are currently not in compliance with all of the applicable technical PCI requirements. If we fail to become fully compliant or maintain compliance with current merchant standards, such as PCI, or fail to meet new standards, the credit card associations may fine us or, while unusual, may impose certain restrictions on our ability to accept credit cards or terminate our agreements with them, rendering us unable to accept credit cards as payment for our services. Our services have been in the past, and may also be in the future, subject to fraudulent or abusive usage in violation of applicable law or our acceptable use policies, including but not limited to revenue share fraud, domestic traffic pumping, subscription fraud, premium text message scams, and other fraudulent schemes, any of which could result in our incurring substantial costs for the completion of calls. Although our customers are required to set passwords and Personal Identification Numbers, or PINs, to protect their accounts and may configure in which destinations international calling is enabled from their extensions, third parties have accessed and used our customers’ accounts and extensions through fraudulent means in the past, and they may do so in the future, which also could result in substantial call completion and other costs for us. In addition, third parties may have attempted in the past, and may attempt in the future, to fraudulently induce employees or consultants into disclosing customer credentials and other account information. Communications fraud can result in unauthorized access to customer accounts and data, unauthorized use of customers’ services, and charges to customers for fraudulent usage and expenses we must pay to carriers. We may be required to pay for these charges and expenses with no reimbursement from the customer, and our reputation may be harmed if our services are subject to fraudulent usage.

Ooma | FY2024 Form 10-Q | 44

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

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation. However, we may be sued for infringement in the future, and we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on favorable terms. Our broad range of technology and use of artificial intelligence tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret. Furthermore, any use of artificial intelligence tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights.

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

Ooma | FY2024 Form 10-Q | 45

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

Ooma | FY2024 Form 10-Q | 46

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

Ooma | FY2024 Form 10-Q | 47

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

Ooma | FY2024 Form 10-Q | 48

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

In the U.S. and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and an increasing number of states are adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Ooma | FY2024 Form 10-Q | 49

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The EU has implemented strict laws that apply in connection with the Processing of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, provides for significant penalties for violations, including fines of up to 4% of the violating company’s worldwide revenue. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, there is uncertainty about data transfer to the U.S. For example, although the new U.S. Data Privacy Framework was formally approved by the European Commission in July 2023, the framework may still be invalidated by the Court of Justice of the European Union, which invalidated the framework's predecessor, the Privacy Shield Program, in 2020.

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

Ooma | FY2024 Form 10-Q | 50

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

Ooma | FY2024 Form 10-Q | 51

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

Ooma | FY2024 Form 10-Q | 52

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

Ooma | FY2024 Form 10-Q | 53

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

Ooma | FY2024 Form 10-Q | 54

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

Ooma | FY2024 Form 10-Q | 55

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

Ooma | FY2024 Form 10-Q | 56

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended July 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2024 Form 10-Q | 57

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

Ooma | FY2024 Form 10-Q | 58

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 7, 2023	By:	/s/ Eric B. Stang
Date: September 7, 2023	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2024 Form 10-Q | 59