Form 10-Q
period 2023-10-31
OOMA INC
filed 2023-12-08
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of November 30, 2023, there were 25.8 million shares of the registrant’s common stock outstanding.

Ooma | FY2024 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	October 31, 2023	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,872	$24,137
Short-term investments	—	2,723
Accounts receivable, net	9,224	7,131
Inventories	21,343	26,246
Other current assets	16,377	14,368
Total current assets	65,816	74,605
Property and equipment, net	9,754	7,996
Operating lease right-of-use assets	17,106	12,702
Intangible assets, net	29,637	10,463
Goodwill	22,917	8,655
Other assets	17,678	16,584
Total assets	$162,908	$131,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,992	$13,462
Accrued expenses and other current liabilities	29,359	26,726
Deferred revenue	17,303	17,216
Total current liabilities	53,654	57,404
Long-term operating lease liabilities	13,691	10,426
Debt, net of current portion	18,000	—
Other long-term liabilities	14	31
Total liabilities	85,359	67,861
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	207,758	195,605
Accumulated other comprehensive loss	(1)	(23)
Accumulated deficit	(130,213)	(132,443)
Total stockholders’ equity	77,549	63,144
Total liabilities and stockholders’ equity	$162,908	$131,005

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Revenue:
Subscription and services	$55,886	$51,749	$163,661	$146,467
Product and other	3,970	4,930	11,400	13,202
Total revenue	59,856	56,679	175,061	159,669

Cost of revenue:
Subscription and services	15,993	14,070	46,174	39,954
Product and other	6,924	6,689	19,408	18,026
Total cost of revenue	22,917	20,759	65,582	57,980
Gross profit	36,939	35,920	109,479	101,689

Operating expenses:
Sales and marketing	17,912	18,019	54,744	51,602
Research and development	12,540	12,498	36,261	34,115
General and administrative	7,505	8,258	20,094	21,232
Total operating expenses	37,957	38,775	111,099	106,949
Loss from operations	(1,018)	(2,855)	(1,620)	(5,260)
Interest and other income, net	267	94	1,214	144
Loss before income taxes	(751)	(2,761)	(406)	(5,116)
Income tax benefit (provision)	3,036	(49)	2,636	1,878
Net income (loss)	$2,285	$(2,810)	$2,230	$(3,238)

Net income (loss) per share of common stock:
Basic and diluted	$0.09	$(0.11)	$0.09	$(0.13)

Weighted-average shares of common stock outstanding:
Basic	25,469,997	24,608,685	25,458,063	24,373,836
Diluted	25,990,264	24,608,685	26,052,180	24,373,836

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2023	October 31, 2022
Cash flows from operating activities:
Net income (loss)	$2,230	$(3,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	10,838	10,383
Depreciation and amortization of capital expenditures	3,230	2,737
Amortization of intangible assets	2,226	1,492
Amortization of operating lease right-of-use assets	2,217	2,248
Deferred income tax benefit	(3,234)	(2,133)
Facilities consolidation (gain) charge	(956)	1,402
Other	(5)	34
Changes in operating assets and liabilities:
Accounts receivable, net	(1,903)	440
Inventories and deferred inventory costs	4,671	(8,135)
Prepaid expenses and other assets	(2,231)	(1,304)
Accounts payable, accrued expenses and other liabilities	(10,057)	1,244
Deferred revenue	(261)	301
Net cash provided by operating activities	6,765	5,471

Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	2,750	10,900
Purchases of short-term investments	—	(3,869)
Capital expenditures	(4,884)	(3,907)
Business acquisition, net of cash acquired	(28,910)	(9,771)
Net cash used in investing activities	(31,044)	(6,647)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,725	2,677
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,410)	(1,131)
Proceeds from issuance of long-term debt	18,000	—
Credit facility issuance costs	(301)	—
Net cash provided by financing activities	19,014	1,546
Net (decrease) increase in cash and cash equivalents	(5,265)	370
Cash and cash equivalents at beginning of period	24,137	19,667
Cash and cash equivalents at end of period	$18,872	$20,037

See notes to condensed consolidated financial statements

Ooma | FY2024 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623
Issuance of common stock under equity-based plans	164	—	—	164
Shares repurchased for tax withholdings on RSU vesting	(483)	—	—	(483)
Stock-based compensation	3,624	—	—	3,624
Changes in other comprehensive loss	—	6	—	6
Net income	—	—	271	271
BALANCE - July 31, 2023	$203,708	$(5)	$(132,498)	$71,205
Issuance of common stock under equity-based plans	837	—	—	837
Shares repurchased for tax withholdings on RSU vesting	(496)	—	—	(496)
Stock-based compensation	3,714	—	—	3,714
Changes in comprehensive loss	—	4	—	4
Net income	—	—	2,285	2,285
BALANCE - October 31, 2023	207,763	(1)	(130,213)	77,549

	Common stock		Accumulated	Stockholders'
Fiscal 2023	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2022	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,554	—	—	1,554
Shares repurchased for tax withholdings on RSU vesting	(348)	—	—	(348)
Stock-based compensation	3,337	—	—	3,337
Changes in other comprehensive loss	—	(39)	—	(39)
Net loss	—	—	(766)	(766)
BALANCE - April 30, 2022	$184,407	$(59)	$(129,554)	$54,794
Shares repurchased for tax withholdings on RSU vesting	(336)	—	—	(336)
Stock-based compensation	3,505	—	—	3,505
Changes in other comprehensive loss	—	(1)	—	(1)
Net loss	—	—	338	338
BALANCE - July 31, 2022	$187,576	$(60)	$(129,216)	$58,300
Issuance of common stock under equity-based plans	1,244	—	—	1,244
Shares repurchased for tax withholdings on RSU vesting	(447)	—	—	(447)
Stock-based compensation	3,541	—	—	3,541
Net loss	—	—	(2,810)	(2,810)
BALANCE - October 31, 2022	$191,914	$(60)	$(132,026)	$59,828

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

On October 20, 2023, the Company completed the acquisition of 2600Hz, Inc. ("2600Hz"), a provider of business communications applications targeted at resellers and carriers. See Note 13: Business Acquisition. On July 22, 2022, the Company completed the acquisition of Junction Networks, Inc., which does business as OnSIP, a provider of cloud-based phone and unified communications services for small and mid-size businesses.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2024.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Subscription and services revenue	$55,886	$51,749	$163,661	$146,467
Product and other revenue	3,970	4,930	11,400	13,202
Total revenue	$59,856	$56,679	$175,061	$159,669

The Company derived approximately 58% and 55% of its total revenue from Ooma Business and approximately 39% and 43% from Ooma Residential for the three months ended October 31, 2023 and 2022, respectively. The Company derived approximately 57% and 52% of its total revenue from Ooma Business and approximately 41% and 46% from Ooma Residential for the nine months ended October 31, 2023 and 2022, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	October 31, 2023	January 31, 2023
Customer A	24%	18%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	October 31, 2023	January 31, 2023
Subscription and services	$17,304	$17,239
Product and other	13	8
Total deferred revenue	$17,317	17,247
Less: current deferred revenue	17,303	17,216
Non-current deferred revenue included in other long-term liabilities	$14	$31

During the three and nine months ended October 31, 2023, the Company recognized revenue of approximately $2.2 million and $16.0 million, respectively pertaining to amounts deferred as of January 31, 2023. As of October 31, 2023, deferred revenue was primarily composed of subscription contracts invoiced during the first three quarters of fiscal 2024, as well as amounts recorded during fiscal 2023 for annual contracts.

Remaining Performance Obligations. As of October 31, 2023, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $23.4 million. The Company expects to recognize revenue on approximately 40% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

As of October 31, 2023, the Company had no short-term investments. The Company had $18.9 million in cash. As of January 31, 2023, financial assets measured at fair value on a recurring basis by level were as follows (in thousands):

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

The Company had no short-term investments due as of October 31, 2023. Short-term investments due in less than a year was $2.7 million as of January 31, 2023.

Ooma | FY2024 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2023	January 31, 2023
Finished goods	$12,396	$13,715
Raw materials	8,947	12,531
Total inventory	$21,343	$26,246

Other current and non-current assets

	As of
	October 31, 2023	January 31, 2023
Deferred sales commissions, current	$8,352	$7,826
Prepaid expenses and other	4,021	2,777
Convertible note receivable (see "GTC" below)	2,139	1,899
Other current assets	1,865	1,866
Total other current assets	$16,377	$14,368

Deferred sales commissions, non-current	$15,080	$14,467
Other assets	2,598	2,117
Total other non-current assets	$17,678	$16,584

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.3 million and $2.0 million for the three months ended October 31, 2023 and 2022, respectively, and $6.7 million and $5.5 million for the nine months ended October 31, 2023 and 2022, respectively.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2023. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of October 31, 2023, the Company’s maximum exposure to loss is equal to the carrying value of the convertible note receivable of $2.1 million, including accrued interest. As of October 31, 2023, the Company had $0.4 million in non-cancelable inventory purchase commitments to GTC.

Accrued expenses and other current liabilities

	As of
	October 31, 2023	January 31, 2023
Payroll and related expenses	$11,602	$13,621
Acquisition related costs*	3,066	—
Short-term operating lease liabilities	3,711	3,617
Regulatory fees and taxes	4,223	3,609
Customer-related liabilities	1,065	1,045
Other	5,692	4,834
Total accrued expenses and other current liabilities	$29,359	$26,726

*Acquisition related costs represent the remaining cash purchase consideration for the acquisition of 2600Hz paid by the Company in November 2023.

Ooma | FY2024 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets and Goodwill

For the three and nine months ended October 31, 2023, the Company recognized intangibles of $21.4 million and goodwill of $14.3 million in connection with a business acquisition completed in October, 2023. See Note 13: Business Acquisition. The carrying amount of goodwill was $22.9 million and $8.7 million as of October 31, 2023 and January 31, 2023, respectively.

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of October 31, 2023			As of January 31, 2023
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$16,545	$(6,637)	$9,908	$14,745	$(4,775)	$9,970
Developed technology	2-7	20,817	(2,157)	18,660	2,219	(1,891)	328
Trade names	2-5	1,685	(616)	1,069	684	(519)	165
Total intangible assets		$39,047	$(9,410)	$29,637	$17,648	$(7,185)	$10,463

Amortization expense was $0.8 million and $0.8 million for each of the three months ended October 31, 2023 and 2022, respectively, and was $2.2 million and $1.5 million for each of the nine months ended October 31, 2023 and 2022, respectively.

At October 31, 2023, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2024 remainder	$1,493
2025	5,797
2026	5,652
2027	5,097
2028	3,975
Thereafter	7,623
Total	$29,637

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2023	January 31, 2023
Assets
Operating lease right-of-use assets	$17,106	$12,702
Total leased assets	$17,106	$12,702
Liabilities
Short-term operating lease liabilities	$3,711	$3,617
Long-term operating lease liabilities	13,691	10,426
Total lease liabilities	$17,402	$14,043

Weighted-average remaining lease term	6.2 years	4.8 years
Weighted-average discount rate	6.0%	4.5%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.5 million and $1.3 million for the three months ended October 31, 2023 and 2022, respectively, and $4.3 million and $3.8 million for the nine months ended October 31, 2023 and 2022, respectively. Additionally, in the third quarter of fiscal 2023, the Company

Ooma | FY2024 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

recorded facilities consolidation charges of $1.4 million to general and administrative expense, in connection with the leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. In July 2023, upon the lessor's sale of the property, the Company wrote off the remaining $1.0 million lease liability related to the lease as facilities consolidation gain in general and administrative expense in the condensed consolidated statements of operations.

In August 2022, the Company entered into a new operating lease agreement to expand its warehouse facilities and customer contact center in Newark, California to scale with the Company’s business growth. The lease commenced in March 2023 and will expire in March 2033. Total rental payments are approximately $6.9 million from the commencement date through the expiration date.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Cash payments for operating leases	$931	$954	$2,959	$2,601
Right-of-use assets recognized in exchange for new operating lease obligations	$1,718	$238	$6,619	$1,955

As of October 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2023
2024 remainder	$935
2025	3,845
2026	3,665
2027	2,925
2028	2,656
Thereafter	7,371
Total future minimum lease payments	21,397
Less: imputed interest	(3,995)
Present value of lease liabilities	$17,402

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

Stock Options. Stock option activity for the nine months ended October 31, 2023 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2023	1,217	$9.93	$5,949
Granted	—	$—
Exercised	(54)	$4.90
Canceled	(5)	$13.36
Balance as of October 31, 2023	1,158	$10.14	$2,589
Vested and exercisable as of October 31, 2023	1,049	$9.54	$2,583

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2023 and 2022 was $0.5 million and $1.1 million, respectively. There were no stock options granted during the nine months ended October 31, 2023. The weighted-average grant date fair value of options granted during the nine months ended October 31, 2022 was $8.06 per share.

Restricted Stock Units. RSU activity for the nine months ended October 31, 2023 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2023	1,466	$15.81
Granted	1,079	$13.18
Vested	(643)	$14.68
Canceled	(54)	$15.42
Balance as of October 31, 2023	1,848	$14.68

Employee Stock Purchase Plan. During each of the nine months ended October 31, 2023 and 2022, employees purchased 0.2 million shares at a weighted-average price of $10.60 and $10.44 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Cost of revenue	$255	$239	$757	$713
Sales and marketing	502	503	1,499	1,513
Research and development	1,200	1,178	3,496	3,441
General and administrative	1,757	1,621	5,086	4,716
Total stock-based compensation expense	$3,714	$3,541	$10,838	$10,383

As of October 31, 2023, there was $27.1 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2 years.

Ooma | FY2024 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax benefit of $3.0 million and $2.6 million during the three and nine months ended October 31, 2023, and an income tax provision of $49 thousand and a benefit of $1.9 million during the three and nine months ended October 31, 2022. The income tax benefit recorded in the third quarter of fiscal 2024 was primarily attributable to the release of $3.2 million valuation allowance on certain preexisting deferred tax assets that were realized as a result of deferred tax liabilities assumed in the Company's acquisition of 2600Hz in October 2023. See Note 13: Business Acquisition. The income tax benefit recorded during the nine months ended October 31, 2022 was primarily attributable to the release of a $2.1 million valuation allowance on certain preexisting deferred tax assets that were realized as a result of deferred tax liabilities assumed in the Company's acquisition of OnSIP in July 2022. As of October 31, 2023, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of October 31, 2023, the Company had unrecognized tax benefits of approximately $10.3 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2023 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2023.

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

Note 10: Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Numerator
Net income (loss)	$2,285	$(2,810)	$2,230	$(3,238)
Denominator
Weighted average common shares	25,469,997	24,608,685	25,458,063	24,373,836
Potentially dilutive shares from equity plans	520,267	—	594,117	—
Diluted weighted-average common shares	25,990,264	24,608,685	26,052,180	24,373,836
Basic and diluted net income (loss) per share	$0.09	$(0.11)	$0.09	$(0.13)

Potentially dilutive securities of approximately 0.6 million and 0.7 million for the three and nine months ended October 31, 2022 were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of October 31, 2023 and January 31, 2023, non-cancelable inventory purchase commitments to contract manufacturers and other parties were $2.8 million and $7.8 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and February 2024 and $2.5 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of October 31, 2023, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Note 12: Financing Arrangements

Revolving Credit Facility

On October 20, 2023, the Company, as borrower, entered into a three-year credit and security agreement (“Credit Agreement”) with CITIZENS BANK, N.A as Administrative Agent (“Agent”) and lender. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $30.0 million, which includes a $10.0 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $50.0 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for acquisition, working capital and other general corporate purposes.

Loans under the Credit Agreement will bear interest, at the Company’s option, at either a rate equal to the Alternate Base Rate plus the Applicable Margin (as defined in the Credit Agreement) or Term Secure Overnight Financing Rate ("SOFR") plus the Applicable Margin (as defined in the Credit Agreement). The Alternate Base Rate is the highest of (i) the Agent’s prime rate, (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the Daily SOFR rate plus 1.00% per annum. The SOFR Rate is a rate equal to the secured overnight financing rate as published by the SOFR Administrator and displayed on CME Group Benchmark Administration Limited’s Market Data Platform. The Applicable Margin for Alternative Base Rate Loans is 1.25% and the Applicable Margin for the SOFR Loans is 2.00%. Upon the occurrence of any event of

Ooma | FY2024 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

default, the interest rate on the borrowings increases by 5.00%. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% per annum.

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

As of October 31, 2023, the Company had $18.0 million in outstanding borrowings, which are recorded as debt, net of current portion in the condensed consolidated balance sheets. The funds were used for the acquisition of 2600Hz Inc. at the Term SOFR interest rate of 7.5%. The Company is in compliance with the covenants contained in the Credit Agreement as of October 31, 2023. Accordingly, $12.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

As of October 31, 2023, the Company incurred $0.5 million of debt issuance costs in connection with the Credit Agreement, which was capitalized in the condensed consolidated balance sheets and is amortized on straight-line basis over the term of the Credit Agreement.

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Key Bank Credit Agreement”) with KeyBank National Association ("Key Bank") as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. Prior to its termination as described below, the Key Bank Credit Agreement provided for a secured revolving credit facility (“Credit Facility”) under which the Company could have borrowed up to an aggregate amount of $25.0 million, which included a $10.0 million sub-facility for letters of credit. The Company and its lenders were able to increase the total commitments under the Credit Facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Permitted uses of funds borrowed under the Key Bank Credit Agreement included working capital and other general corporate purposes.

The Key Bank Credit Agreement contained customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Key Bank Credit Agreement included restrictive financial covenants that required the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis.

The Company terminated the Key Bank Credit Agreement on June 7, 2023.

Note 13: Business Acquisition

On October 20, 2023, the Company acquired all outstanding stock of 2600Hz, Inc ("2600Hz"), a provider of business communications applications targeted at resellers and carriers. The Company acquired 2600Hz for total cash consideration of approximately $33.0 million, subject to certain working capital adjustments, of which approximately $29.2 million (net of $1.8 million in cash acquired) was paid in fiscal third quarter of 2024 and $3.1 million was paid in November 2023. These payments are not subject to any contingency requirements. The Company has included the financial results of 2600Hz in the condensed consolidated financial statements from the date of acquisition, which for the three and nine months ended October 31, 2023 were not material.

The following table summarizes the preliminary purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$1,840
Accounts receivable	484
Other current and non-current assets	639
Property plant and equipment, net	195
Intangible assets	21,400
Goodwill	14,262
Accounts payable and other liabilities	(1,470)
Deferred tax liability	(3,234)
Total purchase consideration	$34,116

Intangible assets acquired primarily consisted of developed technology of $18.6 million, which represented the estimated fair values of the acquired 2600Hz developed platform technology and have an estimated useful life of seven years as of the date of acquisition. The goodwill recognized was primarily attributable to the assembled workforce and is not expected to be deductible for income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed were

Ooma | FY2024 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

based on management’s estimates and assumptions and may be subject to change as additional information is received and certain working capital adjustments to the purchase consideration are finalized. The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain liabilities assumed, legal and other contingencies as of the acquisition date, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The Company believes it is not practicable to separately identify earnings of 2600Hz on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the 2600Hz acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $62.0 million and $59.1 million for the three months ended October 31, 2023 and 2022, and approximated $182.0 million and $166.5 million for the nine months ended October 31, 2023 and 2022. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

In connection with the acquisition, the Company agreed to issue approximately 423,000 restricted stock units that are subject to on-going service conditions and vest over a 18-month period. The estimated fair value of these awards of $4.3 million will be recorded as stock compensation expense over the service period.

Acquisition-related transaction costs charged to general and administrative expense during the three and nine months ended October 31, 2023 were approximately $0.4 million.

During the second fiscal quarter of 2023, the Company acquired Junction Networks, Inc. which does business as OnSIP for $9.5 million. During the nine months ended October 31, 2023, the Company received $0.3 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company's condensed consolidated statement of cash flows.

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

On October 20, 2023, we completed the acquisition of 2600Hz, Inc. (“2600Hz”) a provider of cloud-based business applications targeted at resellers and carriers, for approximately $33.0 million in cash, subject to certain working capital adjustments. We believe the acquisition of 2600Hz will accelerate overall growth of Ooma Business. 2600Hz was not material to our financial statements for the periods presented because the acquisition occurred late in our third fiscal quarter.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services.

Third Quarter Fiscal 2024 Financial Performance

•
Total revenue was $59.9 million, up 6% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 15% year-over-year, driven by user growth.
•
Total gross margin was 62%, comparable to 63% in the prior year quarter.
•
GAAP net income was $2.3 million, compared to net loss of $2.8 million in the prior year quarter, mainly due to the income tax benefits realized due to the acquired 2600Hz intangibles.
•
Adjusted EBITDA was $5.0 million, compared to $4.5 million in the prior year quarter.
•
As of October 31, 2023, we had total cash, cash equivalents and short-term investments of $18.9 million, compared to $26.9 million as of January 31, 2023.
•
As of October 31, 2023, we had total debt of $18.0 million, compared to zero outstanding borrowings as of January 31, 2023.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	October 31, 2023	October 31, 2022
Core users	1,241	1,202
Annualized exit recurring revenue (AERR)	$224,865	$207,418
Net dollar subscription retention rate (1)	99%	99%
Adjusted EBITDA	$4,990	$4,504

(1) Revised October 31, 2022 due to new methodology as described below

Core Users increased year-over-year, which was primarily driven by growth in business users. As of October 31, 2023, Ooma Business users comprised approximately 38% of our total core users, up from 35% as of October 31, 2022. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our Core Users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, we have added $7.0 million annual recurring revenue from 2600Hz to AERR.

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

Ooma | FY2024 Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below shows our historical NDRR for the two prior quarters calculated under the new method as well as under the old method (as historically reported):

	Q4'FY23	Q3'FY23
Historical NDRR under the new methodology	99%	99%
Historical NDRR as previously reported under the old methodology	94%	95%

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

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
GAAP net income (loss)	$2,285	$(2,810)	$2,230	$(3,238)
Reconciling items:
Interest and other income, net	(267)	(94)	(1,214)	(144)
Income tax (benefit) provision	(3,036)	49	(2,636)	(1,878)
Depreciation and amortization of capital expenditures	1,041	998	3,230	2,737
Amortization of intangible assets	793	794	2,226	1,492
Acquisition-related costs	408	580	408	1,381
Stock-based compensation and related taxes	3,766	3,585	11,056	10,592
Facilities consolidation charges (gain)	—	1,402	(956)	1,402
Legal settlement costs	—	—	300	—
Adjusted EBITDA	$4,990	$4,504	$14,644	$12,344

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

Ooma | FY2024 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Revenue:
Subscription and services	$55,886	$51,749	$163,661	$146,467
Product and other	3,970	4,930	11,400	13,202
Total revenue	59,856	56,679	175,061	159,669

Cost of revenue:
Subscription and services	15,993	14,070	46,174	39,954
Product and other	6,924	6,689	19,408	18,026
Total cost of revenue	22,917	20,759	65,582	57,980
Gross profit	36,939	35,920	109,479	101,689

Operating expenses:
Sales and marketing	17,912	18,019	54,744	51,602
Research and development	12,540	12,498	36,261	34,115
General and administrative	7,505	8,258	20,094	21,232
Total operating expenses	37,957	38,775	111,099	106,949
Loss from operations	(1,018)	(2,855)	(1,620)	(5,260)
Interest and other income, net	267	94	1,214	144
Loss before income taxes	(751)	(2,761)	(406)	(5,116)
Income tax benefit (provision)	3,036	(49)	2,636	1,878
Net income (loss)	$2,285	$(2,810)	$2,230	$(3,238)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Cost of revenue	$260	$242	$780	$738
Sales and marketing	511	511	1,543	1,555
Research and development	1,217	1,193	3,574	3,517
General and administrative	1,778	1,639	5,159	4,782
Total stock-based compensation and related taxes	$3,766	$3,585	$11,056	$10,592

Comparison of the three and nine months ended October 31, 2023 and 2022 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2023	October 31, 2022	Change		October 31, 2023	October 31, 2022	Change
Revenue:
Subscription and services	$55,886	$51,749	$4,137	8%	$163,661	$146,467	$17,194	12%
Product and other	3,970	4,930	(960)	(19)%	11,400	13,202	(1,802)	(14)%
Total revenue	$59,856	$56,679	$3,177	6%	$175,061	$159,669	$15,392	10%
Percentage of revenue:
Subscription and services	93%	91%			93%	92%
Product and other	7%	9%			7%	8%
Total	100%	100%			100%	100%

Ooma | FY2024 Form 10-Q | 22

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended October 31, 2023 Compared to Three months ended October 31, 2022

We derived approximately 58% and 55% of our total revenue from Ooma Business and approximately 39% and 43% from Ooma Residential for the three months ended October 31, 2023 and 2022, respectively.

Subscription and services revenue increased $4.1 million or 8% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by growth in sales of Ooma Business and a higher mix of sales of our Office Pro and Pro Plus tier services. Subscription and services revenue from Ooma Business grew 15% year-over-year while the contribution from Ooma Residential was roughly flat year-over-year. Subscription and services revenue from Ooma Business is 58% of total subscription and services revenue.

Product and other revenue decreased $1.0 million or 19% year-over-year. This was driven in part due to the sales of certain accessories for three months ended October 31, 2022. These sales did not recur during the three months ended October 31, 2023.

Nine months ended October 31, 2023 Compared to Nine months ended October 31, 2022

We derived approximately 57% and 52% of our total revenue from Ooma Business and approximately 41% and 46% from Ooma Residential for the nine months ended October 31, 2023 and 2022, respectively.

Subscription and services revenue increased $17.2 million or 12% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user. On-SIP revenue was included for all nine months ended October 31, 2023; whereas that was included for months after the July 2022 acquisition for the nine months ended October 31, 2022.

Product and other revenue decreased $1.8 million or 14% year-over-year, primarily attributable to the sale of certain legacy inventories and accessories in the first three quarters of fiscal 2023. These sales did not recur in the first three quarters of fiscal 2024. We acquired OnSIP end of second quarter of fiscal 2023.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2023	October 31, 2022	Change		October 31, 2023	October 31, 2022	Change
Cost of revenue:
Subscription and services	$15,993	$14,070	$1,923	14%	$46,174	$39,954	$6,220	16%
Product and other	6,924	6,689	235	4%	19,408	18,026	1,382	8%
Total cost of revenue	$22,917	$20,759	$2,158	10%	$65,582	$57,980	$7,602	13%
Gross profit:
Subscription and services	$39,893	$37,679	2,214	6%	$117,487	$106,513	$10,974	10%
Product and other	(2,954)	(1,759)	(1,195)	68%	(8,008)	(4,824)	(3,184)	66%
Total	$36,939	35,920	1,019	3%	$109,479	$101,689	$7,790	8%
Gross margin:
Subscription and services	71%	73%			72%	73%
Product and other	(74)%	(36)%			(70)%	(37)%
Total	62%	63%			63%	64%

Ooma | FY2024 Form 10-Q | 23

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended October 31, 2023 Compared to Three months ended October 31, 2022

Subscription and services gross margin of 71% decreased year-over-year from 73%. Cost of subscription and services revenue increased $1.9 million or 14% year-over-year, primarily due to a $0.8 million increase in personnel related costs, an $0.7 million increase in infrastructure and porting costs, a $0.4 million increase in regulatory costs, and a $0.1 million increase in credit card processing fees, offset by a $0.1 million decrease in depreciation and amortization expense. Overall, the increase in the cost of subscription and services reflects growth of Ooma Business.

Product and other revenue gross margin decreased to negative 74% from negative 36% in the prior year period. Product margins declined year-over-year primarily due to the usage of certain higher cost components that we had procured in prior fiscal year to stay ahead of pandemic driven supply chain issues. Product and other gross margin for the three months ended October 31, 2022 benefited from certain accessory sales that did not recur in the same period this fiscal year.

Nine months ended October 31, 2023 Compared to Nine months ended October 31, 2022

Subscription and services gross margin of 72% decreased year-over-year from 73%. Cost of subscription and services revenue increased $6.2 million year-over-year, primarily due to a $3.4 million increase in personnel related costs, a $1.0 million increase in infrastructure costs, a $1.2 million increase in regulatory fees, and a $0.5 million increase in credit card processing fees.

Product and other revenue gross margin decreased to negative 70% from negative 37% in the prior year period, primarily due to the same reasons described above.

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2023	October 31, 2022	Change		October 31, 2023	October 31, 2022	Change
Sales and marketing	$17,912	$18,019	$(107)	(1)%	$54,744	$51,602	$3,142	6%
Research and development	12,540	12,498	42	0%	36,261	34,115	2,146	6%
General and administrative	7,505	8,258	(753)	(9)%	20,094	21,232	(1,138)	(5)%
Total operating expenses	$37,957	$38,775	$-818	(2)%	$111,099	$106,949	$4,150	4%

Three months ended October 31, 2023 Compared to Three months ended October 31, 2022

Sales and marketing expenses decreased $0.1 million or 1% year-over-year, primarily due to a $0.8 million decrease in advertising and marketing expense, and a $0.3 million decrease in third-party commission expense, partially offset by a $0.7 million increase in personnel-related costs, and a $0.3 million increase in commission costs.

Research and development expenses remained flat year-over-year. A $0.1 million increase in facilities expense was offset in part by a $0.1 million decrease in personnel-related costs.

General and administrative expenses decreased $0.8 million or 9% year-over-year, primarily due to a $1.4 million decrease in facilities consolidation charges, offset in part by a $0.6 million increase in personnel-related costs to scale with the overall growth of our business.

Ooma | FY2024 Form 10-Q | 24

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended October 31, 2023 Compared to Nine months ended October 31, 2022

Sales and marketing expenses increased $3.1 million or 6% year-over-year, primarily due to a $2.2 million increase in personnel and travel related costs, a $1.1 million increase in amortization of capitalized sales commissions, a $0.7 million increase in amortization of intangibles related to our acquisition of 2600Hz in third fiscal quarter of 2024, a $0.3 million increase in travel expense, and a $0.1 million increase in supplies and equipment expense, offset in part by a $0.7 million decrease in advertising and marketing costs and a $0.6 million decrease in third-party commissions costs.

Research and development expenses increased $2.1 million or 6% year-over-year, primarily due to a $1.9 million increase in personnel-related costs, driven by higher headcount, a $0.3 million increase in web development costs, and a $0.2 million increase in other engineering costs, offset in part by a $0.3 million decrease in acquisition transaction costs.

General and administrative expenses decreased $1.1 million or 5% year-over-year, primarily due to a $2.3 million in facility consolidation gain, a $0.8 million decrease in acquisition-related expenses, offset in part by a $1.7 million increase in personnel-related costs to scale with the overall growth of our business, a $0.3 million increase in litigation settlement costs.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the OnSIP acquisition near the end of the second quarter of fiscal 2023.

Liquidity and Capital Resources

As of October 31, 2023, we had $18.9 million of total cash, cash equivalents and investments, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2023	October 31, 2022
Net cash provided by operating activities	$6,765	$5,471
Net cash used in investing activities	(31,044)	(6,647)
Net cash provided by financing activities	19,014	1,546
Net (decrease) increase in cash and cash equivalents	$(5,265)	$370

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2023	October 31, 2022
Net income (loss)	$2,230	$(3,238)
Non-cash charges	14,316	16,163
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,903)	440
Decrease (increase) in inventories and deferred inventory costs	4,671	(8,135)
Increase in prepaid expenses and other assets	(2,231)	(1,304)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(10,057)	1,244
(Decrease) Increase in deferred revenue	(261)	301
Net cash provided by operating activities	$6,765	$5,471

Ooma | FY2024 Form 10-Q | 25

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the nine months ended October 31, 2023, our net income of $2.2 million included non-cash items of $14.3 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense, facilities consolidation gain, and an income tax benefit related to our business acquisition. Operating asset and liability changes for the nine months ended October 31, 2023 included:

•
an increase of $1.9 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $4.7 million in inventories and deferred inventory costs;
•
an increase of $2.2 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and timing of prepayments; and
•
a net decrease of $10.1 million in accounts payable, accrued expenses and other liabilities due to the timing of payments.

Cash provided by operating activities for the nine months ended October 31, 2023 increased $1.3 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Investing Activities

For the nine months ended October 31, 2023, cash used in investing activities was $31.0 million, which consisted of cash consideration paid for the 2600Hz acquisition of $29.2 million and capital expenditures of $4.9 million, offset by proceeds of $2.8 million from maturities of short-term investments and $0.3 million of cash received for the working capital adjustments from the seller related to the “OnSIP acquisition” which occurred in the second fiscal quarter of 2023. Cash used in investing activities increased $24.4 million year-over-year primarily due to the 2600Hz business acquisition during nine months ended October 31, 2023.

Financing Activities

For the nine months ended October 31, 2023, cash provided by financing activities was $19.0 million, which consisted of proceeds from issuance of long-term debt of $18.0 million, proceeds of $2.7 million from the issuance of common stock from our ESPP and stock option exercises, partly offset by payments of $1.4 million related to shares repurchased for tax withholdings on vesting of RSUs, and $0.3 million debt issuance costs. Cash provided by financing activities increased by $17.5 million year-over-year which primarily reflected cash proceeds from the drawdown from the line of credit.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of October 31, 2023, we have $18.0 million outstanding borrowings and were in compliance with all loan covenants.

In January 2021, we entered into a credit and security agreement with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $25.0 million and, subject to certain conditions, may be increased to up to $45.0 million. On June 7, 2023, the Key Bank Credit Facility was terminated.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns, rising inflation, and defaults by financial institutions than larger, more established businesses as these businesses typically have fewer financial resources than larger entities. For example, small and medium-sized businesses may have fewer financial resources to weather high inflation rates.

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

However, our future success will also depend on our ability to introduce and sell new services, such as our fiscal 2023 launch of Ooma Office Pro Plus or our newly-acquired 2600Hz solutions, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as our fiscal 2023 launch of Ooma AirDial, depends on a number of factors including, but not limited to: pricing, market and consumer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, delays in customer readiness for AirDial installations, the quality of AirDial installations performed by third-parties, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. Moreover, the market for plain old telephone service ("POTS") line replacement is relatively new and Ooma AirDial may not result in long term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

The introduction or announcement of new services and technologies by our competitors, including artificial intelligence ("AI") tools, could make our existing solutions obsolete, cause customers to defer purchases of our products and services, or otherwise adversely affect our business and results of operations. Further, we may experience higher product returns from retailers or reseller partners and may face challenges managing the inventory of new or existing products, which could lead to excess inventory charges and/or discounting of such products. In addition, new products may have varying selling prices and higher costs or different kinds of costs compared to legacy products, which could negatively impact our gross margins and operating results. For example, as and to the extent sales of AirDial increase, we expect to incur higher levels of support costs.

Ooma | FY2024 Form 10-Q | 31

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced and may in the future experience delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. New products, or new features or upgrades to existing products and services, may not be released according to schedule, or, when released, they may contain defects. Either of these situations could result in adverse publicity, loss of revenue, higher than expected costs, delay in market acceptance or claims by customers against us, all of which could harm our reputation, business, results of operations and financial condition.

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

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations. For example, in the third quarter of fiscal 2024, we incurred $18.0 million of borrowings used for the acquisition of 2600Hz.

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service, or DDOS cyberattacks, and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. Although these attempts were not successful in penetrating our network, we may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, an increase in cyber-attack activity has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

The market for our newly-acquired CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, and (ii) other software companies that compete with portions of these and CCaaS solutions. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive.

Our business, operating results and financial condition also depends, in part, on our ability to establish and maintain relationships through resellers, distributors, and strategic partners. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third-party intermediaries could adversely affect our revenue and other results of operations.

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

Our quarterly and annual results of operations and cash flows, have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•
fluctuations in demand for, pricing of, or usage of, our products, including due to the effects of global macroeconomic conditions, competition, and differing levels of demand for our products based on changing customer priorities, resources, financial conditions and economic outlook;
•
our ability to retain existing customers resellers, expand our existing customers' user base, and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

We intend to continue making expenditures and investments to support the growth of our business. In the future, we may require additional capital to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure, and acquire complementary businesses and technologies. Accordingly, we may decide to engage in equity or debt financings or enter into new credit facilities to secure additional funds. However, additional funds may not be available when we need them on terms acceptable to us, or at all, due to among other factors, general macro-economic conditions, including rising interest rates, volatile credit markets, inflation, and bank defaults or other disruptions in the financial services industry. Any debt financing we secure in the future could contain affirmative and negative covenants relating to our capital raising activities and other financial and operational matters, including covenants which may limit our ability to, among other things, incur additional indebtedness and liens, make certain investments, merge or consolidate with other entities and make certain dispositions, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation. However, we may be sued for infringement in the future, and we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on favorable terms. Our broad range of technology and use of AI tools in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the U.S. and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret. Furthermore, any use of AI tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights.

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

Our customers may use our services to transmit and store protected health information, or PHI, that is protected under HIPAA. Noncompliance with laws and regulations relating to privacy such as HIPAA may lead to significant fines, penalties or liabilities. Our actual compliance, our customers’ perception of our compliance, costs of compliance with such regulations and customer concerns regarding their own compliance obligations (whether factual or in error) may limit the use and adoption of our service and reduce overall demand. Furthermore, privacy concerns, including the inability or impracticality of providing advance notice to customers of privacy issues related to the use of our services, may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our services effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries.

In addition to government activity, privacy advocacy groups and industry groups have adopted and are considering the adoption of various self-regulatory standards and codes of conduct that may place additional burdens on us and our customers, which may further reduce demand for our services and harm our business. Our employees and personnel may also use generative AI technologies to perform their work, and the disclosure and use of personal information in such technologies is subject to various data privacy and security laws and obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs and regulatory investigations and actions. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended October 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2024 Form 10-Q | 58

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

2.1†#	Agreement and Plan of Merger by and among Geneva Merger Sub, Inc., 2600Hz, Inc., and Fortis Advisors LLC, dated as of October 20, 2023.	Filed herewith

3.1	Amended & Restated Bylaws.	Filed herewith

10.1	Credit Agreement by and among the Company and Citizens Bank, N.A., dated as of October 20, 2023.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

† Certain information in this exhibit has been excluded pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally such information to the SEC upon request.

# The exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon its request.

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

Ooma | FY2024 Form 10-Q | 59

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 7, 2023	By:	/s/ Eric B. Stang
Date: December 7, 2023	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2024 Form 10-Q | 60