Form 10-K
period 2024-01-31
OOMA INC
filed 2024-04-02
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $356 million, based upon the closing price reported for such date on the New York Stock Exchange.

26.4 million shares of common stock were issued and outstanding as of March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Ooma Premier, Ooma Telo, Ooma Office, Ooma AirDial, Broadsmart, OnSIP, Talkatone, 2600Hz, and the Ooma logo referred to or displayed herein are trademarks of Ooma, Inc. and its consolidated subsidiaries. All other company and product names referred to herein may be trademarks of the respective companies with which they are associated.

Ooma | FY2024 Form 10-K | 3

PART I

Item 1. Business

Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to business and residential customers through our smart software-as-a-service (“SaaS”) and unified communications platforms. For businesses of all sizes, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants and video conferencing to help them run more efficiently. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

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

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of our on-premise devices and end-point devices. We primarily offer our solutions in the United States and Canada, with limited offerings in certain other countries. We believe that our differentiated solutions and our long-term customer relationships uniquely position us to add new connected services and exploit adjacent markets. We believe that our platforms are particularly well-suited to enable the delivery of connected services because they are always on, monitored and interactive.

We have experienced strong revenue growth in recent periods. Our total revenue was $236.7 million, $216.2 million, and $192.3 million in fiscal 2024, 2023, and 2022, respectively. As of January 31, 2024, our core users totaled 1,243,000 for Ooma Business and Ooma Residential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters are located in Sunnyvale, California. Our primary website address is www.ooma.com.

Ooma | FY2024 Form 10-K | 4

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

Ooma Office Pro Plus is our top-tier service plan that offers everything in Ooma Office Pro while adding powerful employee and customer tools, including: advanced call management, call queuing for satisfying basic call center needs, hot-desking to facilitate hybrid work environments and shared workspaces, online bookings to schedule appointments and meetings, expanded videoconferencing options for Ooma Meetings, and integrations with general CRM systems such as Salesforce and Microsoft Dynamics 365, and industry specific CRM systems such as Clio and AgencyZoom.

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

Ooma | FY2024 Form 10-K | 5

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

Ooma AirDial

Ooma AirDial is a complete integrated solution for businesses to address the decommissioning of legacy copper-wire analog phone service, also known as plain old telephone service (“POTS”). This “copper sunset” has created a significant challenge for maintaining safety communications devices and business-critical systems that today require a POTS line – ranging from fire alarm panels to elevator phones, fax machines, public safety phones, building access systems and more – that often cannot be migrated to voice over internet service. Ooma AirDial provides a turnkey replacement for POTS lines by combining the Ooma AirDial base station with virtual analog phone service and a data connection through a nationwide wireless network at one low monthly rate. Ooma AirDial also comes with an intuitive, web-based portal that enables users to view and manage remotely the status of all Ooma AirDial devices together. Each base station can support up to four safety devices. Ooma AirDial can be self-installed or professionally installed through Ooma or third parties.

OnSIP

OnSIP provides UCaaS solutions designed to make communications approachable for smaller sized business, much like Ooma Office, allowing customers to utilize modern communications tools to enhance their business while streamlining deployment and ongoing management. OnSIP customers can choose between unlimited monthly plans and metered “pay as you go” plans.

2600Hz

In October 2023, we acquired 2600hz, Inc. (“2600Hz”), a provider of business communications applications targeted at resellers and carriers. 2600Hz has a global customer base leveraging Kazoo, its open-source communications solution, and a suite of proprietary applications through open APIs to provide UCaaS, Communications Platform as a Service ("CPaaS"), Call Center as a Service ("CCaaS") and AI tools and applications. Prior to the acquisition, Ooma has been using 2600Hz solutions as the platform for its Ooma Office and Ooma Enterprise service offerings. The acquisition advances Ooma’s integrated business service through the addition of Call Center, CPaaS and artificial intelligence ("AI") capabilities while broadening its customer base to include service providers and resellers utilizing 2600Hz for their bespoke offerings.

Ooma | FY2024 Form 10-K | 6

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

Home Phone Services

Ooma Basic offers unlimited personal calling within the United States and features such as: voicemail access, call waiting, caller ID, network address book and 911 calling, with text alerts when 911 is dialed from the home. Our Ooma Mobile HD app allows users to make and receive phone calls and access Ooma features and settings with any iOS or Android device over a Wi-Fi or cellular data connection. The app includes unlimited mobile domestic calls, subject to normal residential usage limitations, and enables users to make international calls on their mobile devices using Ooma’s low-cost international calling plan.

Ooma Premier offers a suite of advanced calling features on a monthly or annual subscription basis, including: custom and anonymous call blocking, receiving incoming calls on the Ooma Mobile HD App, call forwarding, three-way conference calling, backup number, and integration with a variety of devices and services to enable new functionality and automation, such as Google Voice, Dropbox and Amazon Alexa. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan and voicemail transcription service.

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

Talkatone

Our Talkatone mobile app is available to anyone with an iOS or Android mobile device and can be downloaded from the Apple App Store or Google Play for free. Registered users choose their own phone number to make and receive free texts and calls to most United States and Canadian numbers using a Wi-Fi or cellular data connection within and out-of-network. Talkatone also enables users to call, text, chat and share with friends and family that do not have the app installed. Advertising is displayed within the mobile app and users can choose to purchase premium services such as ad-free usage and international calling plans.

Ooma | FY2024 Form 10-K | 7

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

Sales, Customers and Backlog

We have a diverse and growing customer base across a wide range of industries. Our business and residential products are sold through direct channels, retailers, value-added resellers, master agents and other resellers. The direct channel, value-added resellers and master agents are our primary distribution channels for business customers. Direct channel and retail are our primary distribution channels for residential customers. Our direct sales force is focused on business sales and includes trained sales representatives located in the United States and Canada.

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. We also have strategic partnerships with third parties, such as T-Mobile, which enables us to sell our services and products to certain of their customers. No single customer accounted for 10% or more of our total revenue for fiscal 2024, 2023 and 2022.

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

We maintain two customer contact centers: one operated by us in Newark, California, which primarily supports our business customers, and the other operated by a third-party provider in Manila, Philippines, which primarily supports our residential customers. Our offices located in Vancouver, British Columbia and Boca Raton, Florida support our enterprise and some business customers. We utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials and e-mail.

Ooma | FY2024 Form 10-K | 8

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

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and integrates our solutions, we are able to offer a solution that works seamlessly between software and hardware and responds to customer feedback to add in additional features and services that work across our platforms. Our team consists of a core set of engineers located primarily in the San Francisco Bay Area, augmented by development teams in several international locations.

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

We primarily contract with manufacturers in Vietnam and other Asian countries to produce our on-premise and end-point devices, including Ooma AirDial. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma | FY2024 Form 10-K | 9

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
Ability to effectively access reseller channels

We believe that we generally compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•
Established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•
Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp (acquired by Ericsson), 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., and Alphabet Inc. (Google Voice); and
•
Traditional on-premise hardware business communications providers such as Cisco Systems, Inc. and Mitel, Inc.

All of these companies currently or may in the future host their solutions through the cloud.

Similarly, the market for our newly-acquired CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, such as Twilio Inc., Vonage Holdings Corp (acquired by Ericsson), Plivo Inc., and Sinch Inc., and (ii) other software companies that compete with portions of these and CCaaS solutions, such as RingCentral Inc., 8x8 Inc., Dialpad Inc., Five9 Inc., and NICE Systems Ltd. Additionally, our AirDial product competes in the POTS replacement market, which is relatively new, rapidly developing and subject to change. We face competition from a range of companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

See the section entitled “Risks Related to Our Business and Industry” in Item 1A. "Risk Factors" below for more information related to competition.

Ooma | FY2024 Form 10-K | 10

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

From time-to-time, we conduct confidential company-wide surveys to capture our employees’ views of the organization, company goals and job satisfaction, which our senior leadership team reviews and acts upon, as appropriate. Our employees are encouraged to engage with company leadership and openly raise concerns and questions, including via our quarterly employee communications meeting with the CEO and senior management team. Our management team also hosts “Ask and Answer” sessions across the organization to create more opportunities for employees to communicate, share ideas and learn about Ooma. We have periodic employee surveys that allow employees to voice their perceptions of the Company and their work experience.

Diversity, Equity, Inclusion and Belonging (“DEIB”). Our commitment to DEIB and racial justice is more than the policies and practices we develop and adhere to – it is an integral part of who we are and how we operate. We believe it is our responsibility to embrace a diverse employee workforce, build a strong and caring culture of inclusion and lead with both passion and compassion. We believe our diversity makes us strong and have pledged along with the Silicon Valley Leadership Group to be an agent of sustainable change. Our internal DEIB Committee leads our commitment to put this pledge into action and provides an open door to all of our personnel who would like to actively contribute to the effort. We believe a diverse and inclusive workforce serves to enrich our employee experience.

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

Community Support. We believe in giving back and promoting community outreach through corporate giving and employee volunteerism. Through our “Ooma Giving Back” program, we partner with certain non-profit organizations to help support several local communities. Through our "Corporate Match Program", we support employee charitable donations by matching charitable donations of up to a certain amount per employee per fiscal year.

Employees and Contractors

As of January 31, 2024, we had a total of 1221 employees and contractors, located primarily in the United States, Philippines and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement.

Ooma | FY2024 Form 10-K | 11

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by United States and international copyright laws. As of January 31, 2024, we had 50 issued patents and 2 patent applications pending in the United States and 1 patent applications pending in foreign jurisdictions, all of which are associated with U.S. applications. Our issued patents will expire approximately between 2031 and 2040. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

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

Federal Regulation. As a provider of internet communications services, we are subject to a number of FCC regulations. Among others, these regulatory obligations include: contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; robocall mitigation; and porting phone numbers upon a valid customer request.

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

International Regulation. Our international operations are subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the United States varies from country to country, is often unclear, and may be more onerous than imposed on our services in the United States In Canada, our service is regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”) which, among other things, imposes requirements similar to the United States related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations.

See the section entitled “Risks Related to Regulatory and Tax Matters” in Item 1A. "Risk Factors" below for more information.

Available Information

Our filings with the SEC such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports are available free of charge at http://investors.ooma.com as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports,

Ooma | FY2024 Form 10-K | 12

proxy statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Form 10-K is not incorporated by reference in this Form 10-K unless expressly noted.

ITEM 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Cautionary Note Regarding Forward-Looking Statements,” before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks occur, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Ooma | FY2024 Form 10-K | 13

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
•
Our level of indebtedness could adversely affect our financial condition.
•
Our existing credit agreements impose operating and financial restrictions on us.

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
•
If we cannot comply with regulations, including communications and telecommunications laws and rules of the Federal Communications Commission ("FCC") imposing call signaling requirements on VoIP providers like us, we may be subject to fines, cease and desist orders, restrictions on our business, or other penalties.
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

Ooma | FY2024 Form 10-K | 14

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

Our customers may terminate their subscriptions for our service in most cases without penalty, and increased customer turnover, as well as costs we incur to retain our customers, encourage them to add users and purchase additional functionalities and premium services, could materially and adversely affect our financial performance.

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

Ooma | FY2024 Form 10-K | 15

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

As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the United States and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer default or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy, defaults by financial institutions, or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

If we are unable to develop, acquire and/or sell new, or enhance existing, products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2024, we derived approximately 58% of our revenue from Ooma Business and approximately 40% from Ooma Residential and expect they will continue to account for most of our revenue for the foreseeable future.

However, our future success will also depend on our ability to introduce and sell new services, such as our fiscal 2023 launch of Ooma Office Pro Plus or our newly-acquired 2600Hz solutions, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as our fiscal 2023 launch of AirDial, depends on a number of factors including, but not limited to: pricing, market and customer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, delays in customer readiness for AirDial installations, the quality of AirDial installations performed by third-parties, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. Moreover, the market for plain old telephone service ("POTS") line replacement is relatively new and characterized by long sales cycles, and Ooma AirDial may not result in long-term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2024 Form 10-K | 16

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

We primarily contract with manufacturers in Vietnam and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as, global conflicts and other factors.

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

Ooma | FY2024 Form 10-K | 17

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs have become subject to significantly higher pricing we experienced due to supply chain constraints in the global macroeconomic environment and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service ("DDOS cyberattacks"), and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. Although these attempts were not successful in penetrating our network, we may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, the industry has experienced an increase in cyber-attack activity has been observed in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Ooma | FY2024 Form 10-K | 18

Third parties may attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information, such as user names, passwords, customer proprietary network information ("CPNI"), intellectual property or other information in order to gain access to our customers' data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer's bill. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, as noted above, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors, business partners, and contractors may also be vulnerable to heightened risks of cyber-attacks, including from or affiliated with nation-state actors, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services and products. Any compromise or perceived compromise of our security could damage our reputation, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

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

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. Increased competition may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our services and products or cause us to lose market share, any of which could substantially harm our business and results of operations. We face continued competition from established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc.; as well as from traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud.

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

Furthermore, increased competition may result in aggressive business and pricing tactics by our competitors, including: offering products similar to our platforms and solutions on a bundled basis at no charge; announcing competing products combined with extensive marketing efforts; providing financial incentives to consumers; and asserting intellectual property rights irrespective of the validity of the claims. In addition, our retail partners may offer the products and services of

Ooma | FY2024 Form 10-K | 19

competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

The market for our newly-acquired CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, and (ii) other software companies that compete with portions of these and CCaaS solutions. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Additionally, in connection with our AirDial product offering, we face competition in the POTS replacement market from a range of other companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

Our business, operating results and financial condition also depend, in part, on our ability to establish and maintain relationships through resellers, distributors, and strategic partners. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third-party intermediaries could adversely affect our revenue and other results of operations.

Ooma | FY2024 Form 10-K | 20

We are continuing to expand our international operations, which may expose us to significant risks.

To date, we have not generated significant revenue from outside of the United States and Canada, but we have continued to expand operations outside North America as we ramp up to provide services in certain countries internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the United States. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our expansion efforts may not succeed. We face risks in doing business internationally that could materially and adversely affect our business, including:

•
our ability to comply with differing and evolving technical and environmental standards, telecommunications regulations, and certification requirements outside the United States;
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
•
tariffs imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;
•
compliance with various anti-bribery and anti-corruption laws such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA;
•
more limited protection for intellectual property rights in some countries;
•
adverse tax consequences;
•
fluctuations in currency exchange rates, economic stability, and inflationary conditions which could increase the price of our services outside of the United States, increase the expenses of our international operations, including expenses related to foreign contractors, and expose us to foreign currency exchange rate risk;
•
exchange control regulations, which might restrict or prohibit our conversion of other currencies into U.S. Dollars;
•
restrictions on the transfer of funds;
•
international conflict and sanctions, such as those resulting from Russia’s ongoing invasion of Ukraine;
•
deterioration of political relations between the United States and other countries; and
•
political or social unrest or economic instability in a specific country or region, which could have an adverse impact on our third-party software development and quality assurance operations there.

Ooma | FY2024 Form 10-K | 21

Failure to manage any of these risks could harm our future international operations and our overall business.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. For example, Equinix, Inc. and others provide data center facilities, and Inteliquent and others provide origination services. Inteliquent is also our primary provider of 911 services. We also rely on third-party service providers or are unable to provide for our SMS and speech-to-text services which are sole-sourced. If any of these network service providers stop providing or are unable to provide us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

If problems occur with any of these third-party network or service providers for any reason, including cyberattacks, it may cause errors or reduced quality in our services, and we could encounter difficulty identifying the source of the problem. The occurrence of errors or reduced quality in our service, whether caused by our systems or a third-party network or service provider, may result in the loss of our existing customers, delay or loss of market acceptance of our services, termination of our relationships and agreements with our resellers or liability for failure to meet service level agreements, and may seriously harm our business and results of operations.

We rely on purchased or leased hardware and software licensed from third parties in order to offer our services. In some cases, we integrate third-party licensed software components into our platforms. For example, we are integrating third-party billing software into our platforms. Failure to integrate such billing platforms could result in increased expenses, errors, and delays. Third-party hardware and software, or future technology we may want to license, may not continue to provide competitive features and functionality or be available to us at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Ooma | FY2024 Form 10-K | 22

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

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster, cyberattack, or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements that we have in place, our service could be interrupted. Any defects in, or unavailability of, the components of our platforms that cause interruptions of our services could, among other things: cause a reduction in revenue or a delay in market acceptance of our services; require us to issue refunds to our customers or expose us to claims for damages; cause us to lose existing customers and make it more difficult to attract new customers; divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation; increase our technical support costs; and harm our reputation and brand.

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

Ooma | FY2024 Form 10-K | 23

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

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our services operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about internet-based services, including our services, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our services do not receive a favorable reception from these customers, their blogging could negatively affect our brand and reputation. Complaints or negative publicity about our services or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We continue to experience significant growth in our business, including through our expansion domestically and internationally, as well as through our acquisitions of 2600Hz in October 2023 and OnSIP in July 2022. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and personnel worldwide, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows, and our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

Our business could suffer if we cannot obtain or retain direct inward dialing numbers ("DIDs"), are prohibited from obtaining local or toll-free numbers, or are limited to distributing local or toll-free numbers to only certain customers.

Our future success depends on our ability to procure large quantities of local and toll-free DIDs in the United States and foreign countries in desirable locations at a reasonable cost and without restrictions. Our ability to procure and distribute DIDs depends on factors outside of our control, such as applicable regulations, the practices of the communications carriers that provide DIDs, the cost of these DIDs, and the level of demand for new DIDs. Due to their limited availability, there are certain popular area code prefixes we generally cannot obtain. Our inability to acquire DIDs for our operations would make our services less attractive to potential customers in the affected local geographic areas, which could adversely affect our revenue growth. In addition, future growth in our customer base and the customer bases of our competitors will increase our dependence on needing sufficiently large quantities of DIDs.

Ooma | FY2024 Form 10-K | 24

If we are unable to effectively process local number and toll-free number portability provisioning in a timely manner, our growth may be negatively affected.

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. During the number transfer process, our new customers must maintain both our service and their existing phone service. We depend on third-party carriers to transfer phone numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the CRTC has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the United States, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

We may not be able to achieve or sustain profitability in the future and our rates of growth may decline.

We have incurred net losses since our inception, including net losses of approximately $0.8 million in fiscal 2024. We have expended significant resources to develop, market, promote, grow our customer base and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $12.3 million for fiscal 2024, we cannot assure you that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth and growth of our active user base may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), our achievement of greater market penetration, a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, investors’ perceptions of our business may be adversely affected, our financial performance will be harmed and our stock price could be volatile or decline.

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
•
our ability to retain existing customers, resellers, expand our existing customers' user base, and attract new customers, sell premium solutions to our existing customers and introduce new solutions;
•
the actions of our competitors, including pricing changes or the introduction of new solutions and products;
•
our ability to effectively manage our growth and successfully penetrate the communications and connected services markets for businesses, residential and mobile;
•
the number of monthly, annual and multi-year subscriptions at any given time and the timing of recognition of subscription revenue;
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

Ooma | FY2024 Form 10-K | 25

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

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors located in China and other countries, or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. A wide range of our products are subject to tariffs, including those imposed by the U.S. federal government on certain Chinese imported goods in 2019 and by China in response, which have negatively impacted, and could continue to negatively impact our gross margins. If additional tariffs or other restrictions, including quotas, embargoes, safeguards and customs restrictions, are placed on goods imported into the United States, or any related counter-measures are taken by other countries, our revenue and results of operations may be materially harmed. We cannot assure you that the current U.S. administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China.

In addition, the U.S. National Defense Authorization Act for Fiscal Year 2019 imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the United States. Further, in 2021, the Secure Equipment Act of 2021 required the FCC to adopt rules clarifying that it will no longer review or approve any authorization application for certain surveillance, telecommunications, and other equipment that poses an unacceptable risk to national security. While these measures have not had a direct effect on our supply chain, any expansion to this ban or imposition of any similar bans by the U.S. federal government may require us to find new sources of system assembly or other products that we import, which may result in higher costs and disruption to our business.

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

Ooma | FY2024 Form 10-K | 26

If we do not manage inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or inventory shortages that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices, as well as materials and components for new products such as AirDial and enhanced versions of existing products, frequently have lead times of several months or longer for delivery and are built based on our estimates of future demand. If we overestimate our requirements, we may incur liabilities for excess or obsolete inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our suppliers may have inadequate supplies of the devices or materials and components required to assemble our products, which could result in an interruption of the assembly of our products, delays in shipments or installations and deferral or loss of revenue. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences and length of sales cycle, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions. In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

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

Ooma | FY2024 Form 10-K | 27

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

Our level of indebtedness could adversely affect our financial condition.

As of January 31, 2024, we had an aggregate of $16.0 million of outstanding indebtedness that will mature in 2026, all of which was incurred under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., and we may incur additional indebtedness in the future. In addition, as of January 31, 2024, we had $14.0 million available for borrowing under our revolving credit facility under the Credit Agreement, and from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for our level of indebtedness is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Our level of indebtedness could have important consequences, including the following:

•
We may use a portion of our cash flow from operations to pay interest and principal on the revolving credit facility or any term loans, which will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•
Our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•
We may be exposed to fluctuations in interest rates because borrowings under our Credit Agreement bears interest at variable rates;
•
Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•
We may be more vulnerable to the current economic downturn and adverse developments in our business; and
•
We may be unable to comply with financial and other restrictive covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation.

Our ability to access additional funding under our revolving credit facility will depend upon, among other things, the absence of a default under such facility, including any default arising from a failure to comply with the related covenants. If we are unable to comply with such covenants, our liquidity may be adversely affected.

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the terms of our other indebtedness. Our ability to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

Our existing credit agreements impose operating and financial restrictions on us.

The Credit Agreement contains covenants that limit our ability and the ability of our certain subsidiaries to:

•
Incur additional debt;
•
Create liens on certain assets to secure debt;
•
Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•
Make certain investments or acquisitions or dispositions of assets;
•
Enter into certain sale and leaseback transactions;
•
Enter into certain swap agreements;
•
Pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;

Ooma | FY2024 Form 10-K | 28

•
Enter into certain transactions with affiliates; and
•
Make certain material amendments to any subordinated debt agreement or our certificate of incorporation or bylaws.

In addition, we have agreed that we will not permit our recurring revenue or our liquidity to decrease below certain specified levels. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, our lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured in the future, proceed against any collateral securing that indebtedness.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash will be subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense related to that refinanced indebtedness would increase. Our future cash flow, cash on hand or available borrowings may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service or repay our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, or these actions may not enable us to continue to satisfy our capital requirements. In addition, the Credit Agreement contains, and any of future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debts.

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

Ooma | FY2024 Form 10-K | 29

continue to grow. If the number of consumers using “over-the-top” based communications stagnates or declines, such movement may result in an intensified competition for consumers in this space.

Ooma | FY2024 Form 10-K | 30

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

Ooma | FY2024 Form 10-K | 31

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

A majority of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we have in the past and may in the future incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service, something we have experienced in the past. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time.

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

Ooma | FY2024 Form 10-K | 32

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

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation. However, we may be sued for infringement in the future, and we cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on favorable terms. Our broad range of technology in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret. Furthermore, any use of AI tools to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights.

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

The unlicensed use of our brand, including domain names, by third parties could harm our reputation, cause confusion among our customers and impair our ability to market our products and services. Though we have registered numerous trademarks and service marks, have applied for registration of additional trademarks and service marks and have acquired a number of domain names in and outside the United States, if our applications receive objections or are successfully opposed by third parties, it will be difficult for us to prevent third parties from using our brand without our permission. Moreover, successful opposition to our applications might encourage third parties to make additional oppositions or commence trademark infringement proceedings against us, which could be costly and time consuming to defend against. There have been in the past, and may be in the future, instances where third parties have used our trade names, or have adopted confusingly similar trade names to ours. If we are not successful in protecting our trademarks, our trademark rights may be diluted and subject to challenge or invalidation, which could materially and adversely affect our brand.

Ooma | FY2024 Form 10-K | 33

We may not be able to protect or enforce our proprietary rights in the United States or internationally. We typically enter into confidentiality and invention assignment agreements with our employees, consultants, third-party contractors (including contractors located in Russia and the Philippines), customers and vendors in an effort to control access to use and distribution of our technology, software, documentation and other information. These agreements may not effectively prevent unauthorized use or disclosure of confidential information and may not provide an adequate remedy in the event of such unauthorized use or disclosure, and it may be possible for a third party to legally reverse engineer, copy or otherwise obtain and use our technology without authorization. In addition, such agreements may not adequately protect our proprietary rights in foreign countries, where effective intellectual property protection may be unavailable or limited. Our competitors may independently develop technologies similar or superior to our technology, duplicate our technology in a manner that does not infringe our intellectual property rights or design around any of our patents. Furthermore, detecting and policing unauthorized use of our intellectual property is difficult and resource-intensive. Moreover, litigation may be necessary in the future to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or not, could result in substantial costs and diversion of management time and resources and could have a material adverse effect on our business, financial condition and results of operations.

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

We may implement enhanced information systems in the future to meet the demands resulting from our growth and to provide additional capabilities and functionality. The implementation of new systems could come with its own set of cybersecurity risks. The implementation of new systems and enhancements to existing systems is frequently disruptive to the underlying business of an enterprise, and can be time-consuming and expensive, increase management responsibilities and divert management attention. Any disruptions relating to our systems enhancements or any problems with the implementation, particularly any disruptions impacting our operations or our ability to accurately report our financial performance on a timely basis during the implementation period, could materially and adversely affect our business. Even if we do not encounter these material and adverse effects, the implementation of these enhancements may be much costlier than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations and cash flows could be negatively impacted.

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

Ooma | FY2024 Form 10-K | 34

Regulatory and Tax Matters

Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation. Our business is regulated by the FCC. As a communication services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal USF contributions and other regulatory assessments, E‑911, robocall mitigation, and other matters. If we do not comply with FCC rules and regulations, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, repayment of funds, potential private right of actions and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

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

We may not be able to comply with additional 911 requirements adopted by the FCC for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. We may or may not be able to comply with these obligations. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services were required to supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E‑911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the United States. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors could have a material adverse effect on our business, financial condition or operating results. In addition, customers may attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages, subject to any limitations on a provider's liability provided by applicable laws, regulations, and our customer agreements.

If we cannot comply with the FCC's rules imposing call signaling requirements on VoIP providers, we may be subject to fines, cease and desist orders, or other penalties.

The FCC’s rules regarding the system of compensation for various types of traffic require, among other things, interconnected VoIP providers who originate interstate or intrastate traffic destined for the PSTN, to transmit the telephone number associated with the calling party to the next provider in the call path. Intermediate providers must pass unaltered calling party number or charge number signaling information they receive from other providers to subsequent providers in the call path. In addition, effective June 30, 2021, voice service providers in the United States were required to either fully implement “STIR/SHAKEN” technology on their entire networks or implement a robocall mitigation program on those portions of their networks that are not STIR/SHAKEN-enabled. Canada is also currently in the process of implementing STIR/SHAKEN requirements. Although we have implemented STIR/SHAKEN in the United States and are in the process of implementing STIR/SHAKEN in Canada, to the extent that we inadvertently pass traffic that does not have appropriate calling party number or charge number information, we could be subject to fines, cease and desist orders, or other penalties. Similarly, to the extent that we cannot authenticate our customers, their traffic may be more likely to be blocked or adversely labeled. Additionally, as a VoIP provider, we rely on the FCC to design rules that do not disadvantage our service relative to those of incumbent local exchange carriers and competitive local exchange carriers. Should the FCC decide to do so, it could result in an inferior user experience for Ooma’s service, which may negatively impact our business.

Ooma | FY2024 Form 10-K | 35

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

We rely on a variety of marketing techniques in connection with our sales efforts, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. The FCC continues to adopt and consider additional rules related to robocalling, robotexting, and autodialing. For example, in December 2023, the FCC adopted a one-to-one consent rule requiring companies to obtain consent from consumers to receive automated or robotic calls or texts only from one specific good or service provider at a time. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restrict our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation, which would adversely affect our financial performance and significantly harm our reputation and our business.

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

Ooma | FY2024 Form 10-K | 36

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

In the United States and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and an increasing number of states are adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

Ooma | FY2024 Form 10-K | 37

The EU has implemented strict laws that apply in connection with the Processing of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU’s General Data Protection Regulation, or GDPR, provides for significant penalties for violations, including fines of up to 4% of the violating company’s worldwide revenue. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, there is uncertainty about data transfer to the United States. For example, although the new U.S. Data Privacy Framework was formally approved by the European Commission in July 2023, the framework may still be invalidated by the Court of Justice of the European Union, which invalidated the framework's predecessor, the Privacy Shield Program, in 2020.

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

Ooma | FY2024 Form 10-K | 38

We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other anti-bribery and anti‑money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use third-party representatives for product testing, customs, export, and import matters outside of the United States. As we increase our international sales and business, we may engage with business partners and third-party intermediaries to sell our products and services. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we devote resources to our U.S. and international compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, such as controls over expenditures for foreign contractors, and collusive activity, our employees, partners, vendors, or agents may violate our policies. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources, significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

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

Ooma | FY2024 Form 10-K | 39

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exception, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our services. There is uncertainty as to what constitutes sufficient “in state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. The application of existing, new, or future laws, whether in the United States or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

As we expand our operations internationally, certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States could affect the tax treatment of our foreign earnings. Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2024, we had federal net operating loss carryforwards of approximately $47.8 million available to offset future income, of which approximately $5.8 million will expire in various amounts beginning in fiscal 2038, if not utilized, and the remainder may be carried forward indefinitely. We also had state net operating loss carryforwards of $70.7 million which will expire in various amounts beginning in fiscal 2025. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in fiscal 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2024 Form 10-K | 40

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2024. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE.

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

Ooma | FY2024 Form 10-K | 41

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile, or may fluctuate or decline, resulting in a substantial loss of your investment.

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including as a result of public health crises and global conflicts, such Russia’s ongoing invasion of Ukraine.

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

Ooma | FY2024 Form 10-K | 42

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

Ooma | FY2024 Form 10-K | 43

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

The impact of the COVID-19 pandemic, including any resurgences, could disrupt and cause harm to our business, operating results, or financial condition.

The COVID-19 pandemic has had a material impact on the United States, Canada, and global economies and could materially impact our business in the future in a number of ways. A resurgence of COVID-19 pandemic or the occurrence of any other pandemic could result in suspending travel and restrict the ability of do business in person, which could impact our sales and marketing efforts and our ability to attract new customers and successfully implement our services in a timely manner. In addition, COVID-19 or any future pandemic could disrupt the operations of our customers, partners, contract manufacturers, suppliers and other third-party providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that has been prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia would not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer

Ooma | FY2024 Form 10-K | 44

spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management, Governance and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. This process is owned by the Chief Information Security Officer (“CISO”) and is supported by both management and our board of directors. Our CISO has served in various information technology and security leadership roles for over 30 years. He has a Master of Science degree in Electrical Engineering from Stanford University.

Our board of directors as a whole oversees the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to prevent, detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations, and reputation. We have tools and protocols in place designed to prevent, detect and escalate security incidents within the Company.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments and reviews. As part of our risk assessment process, we may perform cybersecurity risk evaluations when selecting applicable third-party vendors, suppliers, and other service providers. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive cybersecurity reviews of systems and applications, conduct employee phishing training, and monitor emerging laws and regulations related to data protection and information security.

We have implemented incident response and breach management processes. Notifications are made based on the level of threat of the incident. Incidents are evaluated to determine materiality as well as operational and business impact. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and the board of directors.

Although the "Risk Factors" section includes further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.

Although we continue to invest in cybersecurity and to enhance our internal controls and processes, we cannot guarantee these measures will be sufficient to protect us from a network security incident. For further information regarding the risks we face from cybersecurity threats refer to the “Risk Factors” within this Form 10-K.

Ooma | FY2024 Form 10-K | 45

ITEM 2. Properties

Our corporate headquarters are located in Sunnyvale, California and consists of leased office space totaling approximately 33,400 square feet. We lease additional office and warehouse space in the San Francisco Bay Area for various product development, operational and customer support purposes. We also lease offices in Boca Raton, Florida and several other locations throughout the United States as well as Vancouver, British Columbia.

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

Ooma | FY2024 Form 10-K | 46

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of March 28, 2024, there were approximately 56 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph. The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2019 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 31, 2024, the last trading day of our fiscal year 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Ooma, Inc., the NYSE Composite Index
and the NASDAQ Telecommunications Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/19
1/20
1/21
1/22
1/23
1/24
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

Sales of Unregistered Securities. Not applicable.

Use of Proceeds. Not applicable.

Purchases of Equity Securities by Issuer and Affiliated Purchasers. None.

Ooma | FY2024 Form 10-K | 47

ITEM 6. [Reserved]

Ooma | FY2024 Form 10-K | 48

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2024 as fiscal 2024, our fiscal year ended January 31, 2023 as fiscal 2023 and our fiscal year ended January 31, 2022 as fiscal 2022. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2024 and 2023 items and year-to-year comparisons between fiscal 2024 and 2023. Discussion regarding our financial condition and results of operations for fiscal 2023 as compared to 2022 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on April 7, 2023 (the "FY2023 Form 10-K").

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

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of our on-premise devices and end-point devices. We primarily offer our solutions in the United States and Canada, with limited offerings in certain other countries.

On October 20, 2023, we completed the acquisition of 2600hz, Inc. (“2600Hz”) a provider of cloud-based business applications targeted at resellers and carriers, for a base purchase price of approximately $33.0 million in cash. The final aggregate purchase price was approximately $32.2 million, reflecting reduction for customary working capital adjustments, and was funded in part by the incurrence of $18.0 million of borrowings under our Credit Agreement. We believe the acquisition of 2600Hz will accelerate overall growth of Ooma Business.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services. See Item 1. Business above for additional information regarding our business, including products and services offered, competitive market and regulatory matters.

Fiscal 2024 Financial Performance

•
Total revenue was $236.7 million, up 10% year-over-year, primarily driven by the continued growth of Ooma Business and the acquisition of 2600Hz.
•
Subscription and services revenue from Ooma Business grew 22% year-over-year, driven by user growth.
•
Total gross margin was 62%, down from 64% in fiscal 2023.
•
GAAP net loss was $0.8 million, compared to a net loss of $3.7 million in fiscal 2023. GAAP net loss for fiscal 2024 includes tax benefit for the release of a $3.1 million valuation allowance resulting from the recording of certain intangible assets associated with the acquisition of 2600Hz in late October 2023, as well as a $1.0 million gain on consolidation of facility costs, partially offset by $0.7 million in acquisition related costs and $0.5 million in certain restructuring costs.
•
Non-GAAP net income was $15.4 million, compared to $13.6 million in fiscal 2023.
•
Adjusted EBITDA was $19.8 million, or 8% of revenue, compared to $17.4 million in fiscal 2023.
•
As of January 31, 2024, we had total cash, cash equivalents and short-term investments of $17.5 million, down $9.4 million from $26.9 million as of January 31, 2023. Cash usage reflected our acquisition of 2600Hz, including the repayment of borrowings under our Credit Agreement.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2024 Form 10-K | 49

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

Ooma | FY2024 Form 10-K | 50

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of January 31,
	2024	2023	2022
Core users	1,243	1,210	1,100
Annualized exit recurring revenue (AERR)	$227,500	$206,700	$176,900
Net dollar subscription retention rate (1)	99%	99%	99%
Adjusted EBITDA	$19,843	$17,395	$15,568

(1) Revised January 31, 2023 and January 31, 2022 due to new methodology as described below

Core Users increased year-over-year, which was primarily driven by growth in business users. As of January 31, 2024, Ooma Business users comprised approximately 39% of our total core users, up from 35% as of January 31, 2023. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our core users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, we have added $7.8 million annual recurring revenue from 2600Hz to AERR.

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

Prior to the current fiscal year, we calculated the NDRR as a function of the year-over-year growth in average revenue per user and churn as further discussed in the FY2023 Form 10-K. Under the new methodology, we define our NDRR as (i) one plus (ii) the quotient of Net Dollar Change (as defined below) divided by Average Monthly Recurring Subscription Revenue (as defined below). We define “Net Dollar Change” as the quotient of (i) the difference of our Monthly Recurring Subscription Revenue (as defined below) at the end of a period minus our Monthly Recurring Subscription Revenue at the beginning of a period minus our Monthly Recurring Subscription Revenue at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscription Revenue as the average of the Monthly Recurring Subscription Revenue at the beginning and end of the measurement period. “Monthly Recurring Subscription Revenue” is defined as recurring subscription amounts from Ooma Residential and Ooma Business customers at the end of the most recent month, excluding recurring revenue from 2600Hz.

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

NDRR was flat year-over-year due to relatively consistent level of user churn and increase in Average Monthly Recurring Subscription Revenue.

Ooma | FY2024 Form 10-K | 51

Adjusted EBITDA increased year-over-year in line with our revenue growth, representing approximately 8% of our total revenues for fiscal 2024 and fiscal 2023. We use Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, acquisition-related costs, certain litigation settlement costs, restructuring costs, non-recurring gains, and stock-based compensation expense and related taxes. See "Non-GAAP Financial Measures" below for additional information.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
GAAP net loss	$(835)	$(3,655)	$(1,751)
Reconciling items:
Interest and other income, net	(1,188)	(332)	(179)
Income tax benefit	(1,978)	(1,770)	—
Depreciation and amortization of capital expenditures	4,317	3,771	3,117
Amortization of acquired intangible assets	3,711	2,286	1,304
Acquisition-related costs	885	1,538	—
Facilities consolidation (gain) charges	(956)	1,402	—
Stock-based compensation and related taxes	15,110	14,155	13,077
Legal settlement costs	300	—	—
Restructuring costs	477	—	—
Adjusted EBITDA	$19,843	$17,395	$15,568

Ooma | FY2024 Form 10-K | 52

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services and, to a lesser extent, from payments associated with our Talkatone mobile application and prepaid international calls. We expect our subscription and services revenue to grow as we expand our core user base, driven primarily by growth in Ooma Business. We expect revenues from Ooma Business will continue to account for most of our revenue for the foreseeable future.

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing we experienced due to supply chain constraints in the global macroeconomic environment as well as certain components becoming subject to end-of-life and we may not be able to fully offset such higher costs through price increases. Another factor is the high AirDial installation costs due to ramp up efforts. Accordingly, we expect our product and other gross margin will continue to be negatively impacted by these higher component costs and AirDial installation costs. We expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Ooma | FY2024 Form 10-K | 53

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, certain acquisition-related costs, and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Ooma | FY2024 Form 10-K | 54

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription and services	$221,624	$199,105	$175,942
Product and other	15,113	17,060	16,348
Total revenue	236,737	216,165	192,290

Cost of revenue:
Subscription and services	63,667	54,499	49,563
Product and other	25,838	24,018	24,289
Total cost of revenue	89,505	78,517	73,852
Gross profit	147,232	137,648	118,438

Operating expenses:
Sales and marketing	73,503	69,671	58,631
Research and development	49,935	45,939	38,193
General and administrative	27,795	27,795	23,544
Total operating expenses	151,233	143,405	120,368
Loss from operations	(4,001)	(5,757)	(1,930)
Interest and other income, net	1,188	332	179
Loss before income taxes	(2,813)	(5,425)	(1,751)
Income tax benefit	1,978	1,770	—
Net loss	$(835)	$(3,655)	$(1,751)

Cost of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenue	$1,026	$986	$1,026
Sales and marketing	2,276	2,068	1,932
Research and development	4,876	4,713	4,373
General and administrative	6,932	6,388	5,746
Total stock-based compensation expense	$15,110	$14,155	$13,077

Ooma | FY2024 Form 10-K | 55

Comparison of fiscal years 2024, 2023 and 2022 (dollars in tables are in thousands):

Revenue

	Fiscal Year Ended January 31,			Change
	2024	2023	2022	2024 vs. 2023
Revenue:
Subscription and services	$221,624	$199,105	$175,942	$22,519	11%
Product and other	15,113	17,060	16,348	(1,947)	(11)%
Total revenue	$236,737	$216,165	$192,290	$20,572	10%
Percentage of revenue:
Subscription and services	94%	92%	91%
Product and other	6%	8%	9%
Total	100%	100%	100%

Fiscal 2024 Compared to Fiscal 2023

We derived approximately 58% and 53% of our total revenue from Ooma Business and approximately 40% and 45% from Ooma Residential in fiscal 2024 and 2023, respectively.

Subscription and services revenue increased $22.5 million or 11% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user. Revenue increase year-over-year is also attributable to inclusion of revenue from 2600Hz, which we acquired at the end of third quarter of fiscal 2024 and revenue for the entire fiscal year from OnSIP, which we acquired in the second quarter of fiscal 2023.

Product and other revenue decreased $1.9 million or 11% year-over-year, primarily attributable to the sale of certain legacy inventories and accessories in fiscal 2023. These sales did not recur in fiscal 2024.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2024	2023	2022	2024 vs. 2023
Cost of revenue:
Subscription and services	$63,667	$54,499	$49,563	$9,168	17%
Product and other	25,838	24,018	24,289	1,820	8%
Total cost of revenue	$89,505	$78,517	$73,852	$10,988	14%
Gross margin:
Subscription and services	71%	73%	72%
Product and other	(71)%	(41)%	(49)%
Total	62%	64%	62%

Fiscal 2024 Compared to Fiscal 2023

Subscription and services gross margin of 71% decreased year-over-year from 73%. Cost of subscription and services revenue increased $9.2 million or 17% year-over-year, primarily due to a $4.1 million increase in personnel and contractor related costs, a $2.2 million increase in infrastructure costs, a $1.7 million increase in regulatory fees, a $0.7 million increase in intangible amortization expense and a $0.5 million increase in credit card processing fees. Overall, the year-over-year increase in the cost of subscription and services reflects both organic growth and growth related to our acquisitions of 2600Hz and OnSIP in fiscal 2024 and 2023, respectively.

Product and other revenue gross margin changed to negative 71% from negative 41% in the prior year. This change was primarily due to the usage of certain higher cost components that we had procured in the prior fiscal year to stay ahead of pandemic driven supply chain issues. Product and other gross margin for fiscal 2023 benefited from certain accessory sales that did not recur in fiscal year 2024.

Ooma | FY2024 Form 10-K | 56

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2024	2023	2022	2024 vs. 2023
Sales and marketing	$73,503	$69,671	$58,631	$3,832	6%
Research and development	49,935	45,939	38,193	3,996	9%
General and administrative	27,795	27,795	23,544	—	—
Total operating expenses	$151,233	$143,405	$120,368	$7,828	5%

Fiscal 2024 Compared to Fiscal 2023

Sales and marketing expenses increased $3.8 million or 6% year-over-year, primarily due to a $4.1 million increase in personnel and contractor related costs, a $0.4 million increase in commission costs, and a $0.7 million increase in intangible asset amortization, offset in part by a $1.6 million decrease in advertising and marketing expense.

Research and development expenses increased $4.0 million or 9% year-over-year, primarily due to a $3.5 million increase in personnel and contractor related costs, driven by higher headcount, and a $0.5 million increase in restructuring costs.

General and administrative expenses remained the same year-over-year with key movements including a $2.5 million increase in personnel and contractor related costs to scale with the overall growth of our business, offset by a $2.4 million change in facility consolidation gain.

A significant portion of the year-over-year increase in personnel and contractor related costs for operating expenses was due to increases in headcount attributable to the 2600Hz and OnSIP acquisition in fiscal 2024 and 2023, respectively.

Income Taxes

We recorded an income tax benefit of $3.1 million and $2.1 million in fiscal 2024 and 2023, respectively, offset by $1.1 million and $0.3 million of income tax expense in the respective fiscal years. The income tax benefits were related to certain preexisting deferred tax assets realized because of deferred tax liabilities assumed in our acquisitions of 2600Hz and OnSIP in fiscal 2024 and 2023, respectively.

Ooma | FY2024 Form 10-K | 57

Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income and Adjusted EBITDA. These non-GAAP financial measures are presented to provide investors with additional information regarding our financial results and core business operations. Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of our operating results and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted expenses or gains are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together.

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
•
Adjusted EBITDA and non-GAAP net income exclude acquisition-related costs, including the amortization of acquired intangible assets and restructuring costs, as well as third-party transaction costs incurred for legal and other professional services, and an acquisition-related income tax benefit. These items are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because they are not related to our core operating performance or reflective of ongoing operating results in the period, and their frequency and amount vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from these non-GAAP measures, management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;
•
Adjusted EBITDA and non-GAAP net income exclude facilities consolidation gain or charges recorded in connection with vacated office facilities assumed in the OnSIP acquisition. These charges do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
•
Adjusted EBITDA and non-GAAP net income exclude certain legal settlement costs. These charges do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
•
other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of GAAP net loss to non-GAAP net income for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
GAAP net loss	$(835)	$(3,655)	$(1,751)
Stock-based compensation and related taxes	15,110	14,155	13,077
Amortization of acquired intangible assets	3,711	2,286	1,304
Acquisition-related costs	692	1,538	—
Facilities consolidation (gain) charges	(956)	1,402	—
Legal settlement costs	300	—	—
Restructuring costs	477	—	—
Acquisition-related income tax benefit	(3,131)	(2,133)	—
Non-GAAP net income	$15,368	$13,593	$12,630

Ooma | FY2024 Form 10-K | 58

Liquidity and Capital Resources

Our material cash requirements are discussed below under “Contractual Obligations and Commitments.” As of January 31, 2024, we had $17.5 million of total cash, cash equivalents and investments and borrowing capacity of $14.0 million under our Credit Agreement, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The following table summarizes cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2024	January 31, 2023	January 31, 2022
Net cash provided by operating activities	$12,273	8,773	$6,655
Net cash used in investing activities	(35,328)	(6,146)	(4,887)
Net cash provided by financing activities	16,454	1,843	601
Net (decrease) increase in cash and cash equivalents	$(6,601)	$4,470	$2,369

Operating Activities

The following table provides selected cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2024	January 31, 2023	January 31, 2022
Net loss	$(835)	(3,655)	$(1,751)
Non-cash charges	21,735	22,245	20,095
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,587)	434	(2,082)
Decrease (increase) in inventories and deferred inventory costs	6,341	(12,333)	(1,571)
Increase in prepaid expenses and other assets	(2,280)	(2,460)	(4,609)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(9,579)	4,509	(3,599)
(Decrease) Increase in deferred revenue	(522)	33	172
Net cash provided by operating activities	$12,273	$8,773	$6,655

For fiscal 2024, our net loss of $0.8 million included non-cash charges primarily related to stock-based compensation expense, operating lease expense, depreciation and amortization expense, facilities consolidation gain and an income tax benefit related to our business acquisition. Operating asset and liability changes for fiscal 2024 included:

•
an increase of $2.6 million in accounts receivable due to the timing of cash collections;
•
a decrease of $6.3 million in inventories and deferred inventory costs;
•
an increase of $2.3 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and the timing of prepayments; and
•
a decrease of $9.6 million in accounts payable, accrued expenses and other liabilities due to the timing of payments

Cash provided by operating activities for fiscal 2024 increased $3.5 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business and paydown borrowings under our Credit Agreement.

Investing Activities

Cash used in investing activities was $35.3 million for fiscal 2024, which consisted of cash consideration paid for the 2600Hz business acquisition of $32.2 million, and capital expenditures of $6.2 million, partly offset by proceeds of $2.8 million from maturities of short-term investments and $0.3 million of cash received for working capital adjustments from the seller related

Ooma | FY2024 Form 10-K | 59

to the acquisition of OnSIP in the second fiscal quarter of 2023. Cash used in investing activities increased $29.2 million year-over-year primarily due to the 2600Hz acquisition.

Financing Activities

Cash provided by financing activities was $16.5 million for fiscal 2024, which consisted of proceeds from the issuance of long-term debt of $18.0 million to provide funding for the 2600Hz acquisition, proceeds of $2.7 million from the issuance of common stock from our Employee Stock Purchase Plan (“ESPP”) and stock option exercises, partly offset by payments of $1.7 million related to shares repurchased for tax withholdings on vesting of restricted stock units (“RSUs”), $2.0 million repayment of long-term debt, and $0.5 million debt issuance costs. Cash provided by financing activities increased $14.6 million year-over-year, which primarily reflected cash proceeds from borrowings under our Credit Agreement.

Revolving Credit Facility

In October 2023, we entered into the Credit Agreement with certain lenders that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of January 31, 2024, we have $16.0 million of outstanding borrowings and were in compliance with all loan covenants, including having liquidity of $10 million and trailing four-quarter recurring revenue of $180 million at that date.

On June 7, 2023, we terminated our credit and security agreement with KeyBank National Association.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for our headquarters located in Sunnyvale, California, as well as office space and co-location data center facilities in several locations. As of January 31, 2024, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $21.3 million, with payments of $3.8 million due in the next 12 months and $17.5 million due thereafter. See Note 7: Operating Leases in the notes to our consolidated financial statements.

As of January 31, 2024 and 2023, non-cancelable inventory purchase commitments to our contract manufacturers and other suppliers totaled approximately $1.1 million and $7.8 million, respectively. Additionally, we have a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and February 2024 and $2.5 million between March 2024 and February 2025.

Ooma | FY2024 Form 10-K | 60

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

Ooma | FY2024 Form 10-K | 61

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and outstanding debt balance. Due to the nature of these instruments, we do not believe that an immediate 10% shift in interest rates would have a material effect on interest income or expense.

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

Ooma | FY2024 Form 10-K | 62

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2024 Form 10-K | 63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Ooma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Ooma | FY2024 Form 10-K | 64

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

Sufficiency of audit evidence over subscription revenue

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription and services revenue as well as product and other revenue. The Company’s subscription revenue recognition process is automated, and revenue is recorded through reliance on customized and proprietary information technology (IT) systems. The Company recorded $221.6 million of subscription and services revenue for the year ended January 31, 2024.

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

Santa Clara, California

April 2, 2024

Ooma | FY2024 Form 10-K | 65

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2024	January 31, 2023
Assets
Current assets:
Cash and cash equivalents	$17,536	$24,137
Short-term investments	—	2,723
Accounts receivable, net	9,864	7,131
Inventories	19,782	26,246
Other current assets	16,497	14,368
Total current assets	63,679	74,605
Property and equipment, net	9,897	7,996
Operating lease right-of-use assets	17,041	12,702
Intangible assets, net	27,952	10,463
Goodwill	23,069	8,655
Other assets	17,615	16,584
Total assets	$159,253	$131,005

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,848	$13,462
Accrued expenses and other current liabilities	26,586	26,726
Deferred revenue	17,041	17,216
Total current liabilities	51,475	57,404
Long-term operating lease liabilities	13,676	10,426
Debt, net of current portion	16,000	—
Other long-term liabilities	15	31
Total liabilities	81,166	67,861
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 26.0 million and 25.0 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	211,361	195,605
Accumulated other comprehensive loss	(1)	(23)
Accumulated deficit	(133,278)	(132,443)
Total stockholders’ equity	78,087	63,144
Total liabilities and stockholders’ equity	$159,253	$131,005

See notes to consolidated financial statements.

Ooma | FY2024 Form 10-K | 66

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2024	2023	2022
Revenue:
Subscription and services	$221,624	$199,105	$175,942
Product and other	15,113	17,060	16,348
Total revenue	236,737	216,165	192,290

Cost of revenue:
Subscription and services	63,667	54,499	49,563
Product and other	25,838	24,018	24,289
Total cost of revenue	89,505	78,517	73,852
Gross profit	147,232	137,648	118,438

Operating expenses:
Sales and marketing	73,503	69,671	58,631
Research and development	49,935	45,939	38,193
General and administrative	27,795	27,795	23,544
Total operating expenses	151,233	143,405	120,368
Loss from operations	(4,001)	(5,757)	(1,930)
Interest and other income, net	1,188	332	179
Loss before income taxes	(2,813)	(5,425)	(1,751)
Income tax benefit	1,978	1,770	—
Net loss	$(835)	$(3,655)	$(1,751)

Net loss per share of common stock:
Basic and diluted	$(0.03)	$(0.15)	$(0.07)
Weighted-average shares of common stock outstanding:
Basic and diluted	25,573,288	24,506,525	23,473,849

See notes to consolidated financial statements.

Ooma | FY2024 Form 10-K | 67

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2021	22,873,020	166,581	7	(127,037)	39,551
Issuance of common stock under equity-based plans	1,168,245	2,706	—	—	2,706
Shares repurchased for tax withholdings on vesting of RSUs	(105,072)	(2,105)	—	—	(2,105)
Stock-based compensation	—	12,682	—	—	12,682
Other comprehensive loss	—	—	(27)	—	(27)
Net loss	—	—	—	(1,751)	(1,751)
BALANCE - January 31, 2022	23,936,193	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,174,532	3,397	—	—	3,397
Shares repurchased for tax withholdings on vesting of RSUs	(114,633)	(1,554)	—	—	(1,554)
Stock-based compensation	—	13,903	—	—	13,903
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(3,655)	(3,655)
BALANCE - January 31, 2023	24,996,092	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,116,166	2,664	—	—	2,664
Shares repurchased for tax withholdings on vesting of RSUs	(137,387)	(1,741)	—	—	(1,741)
Stock-based compensation	—	14,833	—	—	14,833
Other comprehensive income	—	—	22	—	22
Net loss	—	—	—	(835)	(835)
BALANCE - January 31, 2024	25,974,871	$211,366	$(1)	$(133,278)	$78,087

See notes to consolidated financial statements.

Ooma | FY2024 Form 10-K | 68

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2024	January 31, 2023	January 31, 2022
Cash flows from operating activities:
Net loss	$(835)	$(3,655)	$(1,751)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	14,833	13,903	12,682
Depreciation and amortization of capital expenditures	4,317	3,771	3,117
Amortization of intangible assets	3,711	2,286	1,304
Amortization of operating lease right-of-use assets	2,966	2,978	2,939
Deferred income tax benefit	(3,131)	(2,133)	—
Facilities consolidation (gain) charge	(956)	1,402	—
Other	(5)	38	53
Changes in operating assets and liabilities:
Accounts receivable, net	(2,587)	434	(2,082)
Inventories and deferred inventory costs	6,341	(12,333)	(1,571)
Prepaid expenses and other assets	(2,280)	(2,460)	(4,609)
Accounts payable, accrued expenses and other liabilities	(9,579)	4,509	(3,599)
Deferred revenue	(522)	33	172
Net cash provided by operating activities	12,273	8,773	6,655

Cash flows from investing activities:
Proceeds from maturities of short-term investments	2,750	12,705	16,505
Proceeds from sales of short-term investments	—	—	300
Purchases of short-term investments	—	(3,869)	(17,488)
Capital expenditures	(6,159)	(5,211)	(4,204)
Business acquisition	(31,919)	(9,771)	—
Net cash used in investing activities	(35,328)	(6,146)	(4,887)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,664	3,397	2,706
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,741)	(1,554)	(2,105)
Proceeds from issuance of long-term debt	18,000	—	—
Repayment of long-term debt	(2,000)	—	—
Credit facility issuance costs	(469)	—	—
Net cash provided by financing activities	16,454	1,843	601
Net (decrease) increase in cash and cash equivalents	(6,601)	4,470	2,369
Cash and cash equivalents at beginning of period	24,137	19,667	17,298
Cash and cash equivalents at end of period	$17,536	$24,137	$19,667

Supplementary cash flow disclosure:
Cash paid for income taxes, net	$765	$409	$34
Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$188	$243	$324
Purchase price receivable for business acquisition (see Note 13)	$—	$300	$—

See notes to consolidated financial statements.

Ooma | FY2024 Form 10-K | 69

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2024, fiscal 2023, and fiscal 2022 refer to the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.

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

Ooma | FY2024 Form 10-K | 70

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

Subscription and Services Revenue. Most of the Company’s revenue is derived from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services. Service plans are generally sold as monthly subscriptions; however, certain plans are also offered as annual or multi-year subscriptions. Subscription revenue is generally recognized ratably over the contractual service term. A small portion of revenue is recognized on a point-in-time basis from services such as prepaid international calls, directory assistance, and advertisements displayed through the Talkatone mobile application.

Product and Other Revenue. Product and other revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control is transferred. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and customer sales incentives are deemed to be variable consideration, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2024 and 2023, total reserves for product returns and sales incentives were approximately $0.8 million and $0.7 million, respectively.

Revenue is recorded net of any sales and telecommunications taxes collected from customers to be remitted to government authorities. Amounts billed to customers related to shipping and handling are classified as product and other revenue. Shipping and handling costs are expensed as incurred and classified as cost of product and other revenue.

Multiple performance obligations. The Company’s contracts with customers typically contain multiple performance obligations that consist of communications services and related product(s). For these contracts, individual performance obligations are accounted for separately if they are distinct. The contract transaction price is then allocated to the separate performance obligations on a relative stand-alone selling price basis. The Company determines the stand-alone selling price (“SSP”) for its communications services based on observable historical stand-alone sales to customers, for which a substantial majority of selling prices must fall within a reasonably narrow pricing range. The Company determines the SSP for its on-premise devices and end-point devices based upon management’s best estimates and judgments, considering company-specific factors such as pricing strategies, discounting practices, and estimated product and other costs.

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

Ooma | FY2024 Form 10-K | 71

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

Level 3: Unobservable inputs that are supported by little or no market activity

The carrying value of the Company’s financial instruments, including cash equivalents, accounts receivable, inventory, accounts payable and other current assets and current liabilities approximates fair value due to their short maturities. The carrying value of debt approximates its fair value.

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

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	January 31, 2024	January 31, 2023
Customer A	33%	18%

Accounts Receivable. Accounts receivable are recorded net of an allowance for doubtful accounts for expected credit losses. Allowances are recorded based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2024 and 2023, the allowance for doubtful accounts was $0.3 million. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

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

Ooma | FY2024 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

Property and Equipment, net. Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of those assets, generally two to five years. Capitalized costs related to development of the Company's customer-facing websites are amortized on a straight-line basis over an estimated useful life of three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

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

See Note 7: Leases for disclosure of impairment charges recorded in fiscal 2024. The Company did not record any material impairment charges for fiscal 2023 or fiscal 2022.

Advertising. Advertising costs are expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs are included in sales and marketing expense and were $16.5 million, $16.4 million and $14.5 million in fiscal 2024, 2023 and 2022, respectively.

Ooma | FY2024 Form 10-K | 73

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

Ooma | FY2024 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 3: Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Subscription and services revenue	$221,624	$199,105	$175,942
Product and other revenue	15,113	17,060	16,348
Total revenue	$236,737	$216,165	$192,290

The Company derived approximately 58%, 53% and 49% of its total revenue from Ooma Business and approximately 40%, 45% and 49% of its total revenue from Ooma Residential in fiscal 2024, 2023, and 2022, respectively.

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

	As of
	January 31, 2024	January 31, 2023
Subscription and services	$17,034	$17,239
Product and other	22	8
Total deferred revenue	$17,056	17,247
Less: current deferred revenue	17,041	17,216
Non-current deferred revenue included in other long-term liabilities	$15	$31

During fiscal 2024, the Company recognized revenue of approximately $17.2 million pertaining to amounts deferred as of January 31, 2023. As of January 31, 2024, the majority of the Company’s deferred revenue balance was composed of subscription contracts that were invoiced during the fourth quarter of fiscal 2024.

Remaining performance obligations. As of January 31, 2024, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $26.5 million. The Company expects to recognize revenue on approximately 41% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2024 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4: Fair Value Measurements

As of January 31, 2024, the Company had no short-term investments. The Company had $17.5 million in cash.
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

Ooma | FY2024 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 5: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2024	January 31, 2023
Finished goods	$12,024	$13,715
Raw materials	7,758	12,531
Total inventory	$19,782	$26,246

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2024	January 31, 2023
Computer hardware and software	3-4	$6,995	$6,847
Network and engineering equipment	3-5	7,504	6,283
Website development costs	3-5	9,046	6,251
Customer premise equipment	3-5	7,466	5,954
Office furniture and fixtures	5	204	497
Leasehold improvements	1-5	637	124
Total property and equipment		31,852	25,956
Less: accumulated depreciation and amortization		(21,955)	(17,960)
Property and equipment, net		$9,897	$7,996

Depreciation and amortization of property and equipment totaled $4.3 million, $3.8 million and $3.1 million in fiscal 2024, 2023 and 2022, respectively.

Other current and non-current assets

	As of
	January 31, 2024	January 31, 2023
Deferred sales commissions, current	$8,579	$7,826
Prepaid expenses and other	4,177	2,777
Convertible note receivable (see "GTC" below)	2,257	1,899
Other current assets	1,484	1,866
Total other current assets	$16,497	$14,368

Deferred sales commissions, non-current	$15,257	$14,467
Other assets	2,358	2,117
Total other non-current assets	$17,615	$16,584

Customer Acquisition Costs. Amortization of deferred sales commissions was $9.0 million, $7.6 million and $6.0 million in fiscal 2024, 2023 and 2022, respectively.

Global Telecom Corporation (“GTC”). In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest are due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. As of January 31, 2024, the Company’s maximum exposure to loss was equal to the carrying value of the convertible note receivable of $2.3 million, including accrued interest. The Company made total payments to GTC for inventory purchases

Ooma | FY2024 Form 10-K | 77

Ooma, Inc.

Notes to Consolidated Financial Statements

and related shipping costs of approximately $0.4 million and $2.6 million in fiscal 2024 and 2023, respectively. As of January 31, 2024 and 2023, the Company did not have any material non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible note. Per the terms of the note, in the event of an equity financing all of the outstanding principal and accrued but unpaid interests would be converted to a number of shares of standard preferred stock equal to the Conversion Amount divided by the Conversion Price. Conversion Amount is defined as outstanding principal plus unpaid accrued interest. Conversion Price is 70% of the per share price for the preferred stock. As of the Financing Date, the carrying value of the convertible note of $2.3 million, including accrued interest was converted to 8.2 million shares of preferred stock of GTC.

Accrued expenses and other current liabilities

	As of
	January 31, 2024	January 31, 2023
Payroll and related expenses	$12,301	$13,621
Regulatory fees and taxes	4,598	3,609
Short-term operating lease liabilities	3,742	3,617
Customer-related liabilities	1,118	1,045
Other	4,827	4,834
Total accrued expenses and other current liabilities	$26,586	$26,726

Ooma | FY2024 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 6: Goodwill and Acquired Intangible Assets

During fiscal 2024, the Company recognized intangibles of $21.2 million and goodwill of $14.4 million in connection with a business acquisition completed in October 2023. See Note 13: Business Acquisition.

The goodwill balance was as follows (in thousands):

Total
Balance at January 31, 2023	$8,655
Additions due to 2600Hz acquisition	14,414
Balance at January 31, 2024	$23,069

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2024
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(2,865)	$17,753
Customer relationships	5-7	16,545	(7,336)	9,209
Trade names	2-5	1,685	(695)	990
Total intangible assets		$38,848	$(10,896)	$27,952

		As of January 31, 2023
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Customer relationships	5-7	$14,745	$(4,775)	$9,970
Developed technology	2-5	2,219	(1,891)	328
Trade names	2-5	684	(519)	165
Total intangible assets		$17,648	$(7,185)	$10,463

Amortization expense was $3.7 million, $2.3 million and $1.3 million in fiscal 2024, 2023 and 2022, respectively.

At January 31, 2024, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2025	$5,768
2026	5,624
2027	5,068
2028	3,950
2029	3,030
Thereafter	4,512
Total	$27,952

Ooma | FY2024 Form 10-K | 79

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2024	January 31, 2023
Assets
Operating lease right-of-use assets	$17,041	$12,702
Total leased assets	$17,041	$12,702
Liabilities
Short-term operating lease liabilities	$3,742	$3,617
Long-term operating lease liabilities	13,676	10,426
Total lease liabilities	$17,418	$14,043

Weighted-average remaining lease term	6.0 years	4.8 years
Weighted-average discount rate	6.2%	4.5%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Operating lease costs (1)	$4,581	$4,030	$3,861
Variable lease costs (2)	1,217	1,117	972
Total lease cost	$5,798	$5,147	$4,833

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

Ooma | FY2024 Form 10-K | 80

Ooma, Inc.

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Cash payments for operating leases	$3,895	$3,563	$3,945
Right-of-use assets recognized in exchange for new operating lease obligations	$7,303	$2,599	$11,289

As of January 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2024
2025	$3,845
2026	3,810
2027	3,648
2028	2,656
2029	2,742
Thereafter	4,629
Total future minimum lease payments	21,330
Less: imputed interest	(3,912)
Present value of lease liabilities	$17,418

Additionally, in August 2022, the Company entered into a new operating lease agreement to expand its warehouse facilities and customer contact center in Newark, California to scale with the Company’s business growth. The lease commenced in March 2023 and will expire in March 2033. Total rental payments are approximately $6.9 million from the commencement date through the expiration date.

Ooma | FY2024 Form 10-K | 81

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2024	January 31, 2023
Restricted stock units outstanding	2,075	1,466
Options to purchase common stock	1,161	1,217
Shares available for future issuance under stock plans	2,601	2,654
Shares reserved under ESPP	1,909	1,637
Total shares reserved for issuance	7,746	6,974

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

Stock option activity for fiscal 2024 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2023	1,217	$9.93	$5,949
Granted	—	$—
Exercised	(54)	$4.90
Canceled	(2)	$13.36
Balance as of January 31, 2024	1,161	$10.14	$2,522
Vested and exercisable as of January 31, 2024	1,068	$9.63	$2,520

The aggregate intrinsic value of vested options exercised during fiscal 2024, 2023 and 2022 was $0.5 million, $1.7 million and $1.9 million, respectively. The weighted-average grant date fair value of options granted during fiscal 2023 and 2022, was $8.06 and $7.89, respectively. No options were granted in fiscal 2024.

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

RSU activity for fiscal 2024 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2023	1,466	$15.81
Granted	1,507	$12.30
Vested	(835)	$14.65
Canceled	(63)	$15.24
Balance as of January 31, 2024	2,075	$13.74

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $1.7 million, $1.6 million and $2.1 million in fiscal 2024, 2023 and 2022, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Ooma | FY2024 Form 10-K | 82

Ooma, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During each of the fiscal years 2024, 2023 and 2022, employees purchased 0.2 million shares at a weighted-average purchase price of $10.60, $10.44 and $10.22 per share, respectively.

Note 9: Stock-Based Compensation

Total stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Cost of revenue	$1,000	$956	$979
Sales and marketing	2,226	2,019	1,856
Research and development	4,760	4,623	4,216
General and administrative	6,847	6,305	5,631
Total stock-based compensation expense	$14,833	$13,903	$12,682

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below). As of January 31, 2024, there was $27.2 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of 2.2 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2024(1)	2023	2022
Stock Options:
Expected volatility	NA	49%	51%
Expected term (in years)	NA	6.1	6.1
Risk-free interest rate	NA	1.6%	0.9%
Dividend yield	NA	NA	NA
(1) No option was granted in fiscal 2024.
	Fiscal Year Ended January 31,
	2024	2023	2022
ESPP:
Expected volatility	32%-43%	41%-55%	41%-58%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	3.9%-5.5%	0.9%-4.0%	0.1%-0.2%
Dividend yield	NA	NA	NA

The expected term of options granted to employees was based on the simplified method because the Company does not have sufficient historical exercise data for the fiscal years presented, and the expected term of the ESPP is based on the contractual term. For fiscal years presented, expected volatility was derived from the average historical volatility of the Company’s own common stock. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term.

Ooma | FY2024 Form 10-K | 83

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 10: Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
United States	$(491)	$(2,557)	$1,340
Foreign	(2,322)	(2,868)	(3,091)
Loss before income taxes	$(2,813)	$(5,425)	$(1,751)

Income tax benefit consisted of the following:

	Fiscal Year Ended January 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,153	363	—
Foreign	—	—	—
Total current	1,153	363	—
Deferred:
Federal	(2,661)	(1,783)	—
State	(470)	(350)	—
Foreign	—	—	—
Total deferred	(3,131)	(2,133)	—
Income tax benefit	$(1,978)	$(1,770)	$—

The income tax benefit of $2.0 million for fiscal 2024 was primarily attributable to the release of a $3.1 million valuation allowance on certain preexisting deferred tax assets realized as a result of deferred tax liabilities assumed in the Company's acquisition of 2600Hz.

Income tax benefit differed from the amount computed by applying the U.S. federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended January 31,
	2024	Rate	2023	Rate	2022	Rate
Federal tax at statutory rate	$(603)	21%	$(1,139)	21%	$(368)	21%
State taxes, net of federal benefit	(128)	4%	(40)	1%	52	(3)%
Foreign income and withholding taxes	(139)	5%	(172)	3%	(185)	11%
Permanent tax adjustment	294	(10)%	543	(10)%	58	(3)%
Section 162(m)	802	(28)%	843	(16)%	1,050	(60)%
Stock-based compensation	812	(28)%	530	(10)%	(1,545)	88%
Change in valuation allowance	(1,015)	35%	(1,566)	29%	2,959	(169)%
Research and development credit	(2,095)	73%	(1,288)	24%	(1,980)	113%
Provision to return adjustments	4	—	533	(10)%	—	—
Other	90	(3)%	(14)	1%	(41)	2%
Income tax benefit at effective tax rate	$(1,978)	69%	$(1,770)	33%	$—	0%

Ooma | FY2024 Form 10-K | 84

Ooma, Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$18,486	$28,771
Tax credit carryover	14,928	12,205
Operating lease liabilities	4,405	3,547
Stock-based compensation	1,095	923
Capitalized research and development	17,131	6,061
State Taxes	232	—
Deferred revenue	4	8
Other	—	22
Gross deferred tax assets	56,281	51,537
Valuation allowance	(42,530)	(43,545)
Net deferred tax assets	$13,751	$7,992
Deferred tax liabilities:
Operating lease right-of-use assets	$(4,309)	$(3,202)
Deferred sales commissions and other	(2,119)	(2,396)
Acquired intangible assets	(6,100)	(1,543)
Fixed assets depreciation	(1,223)	(851)
Gross deferred tax liabilities	$(13,751)	$(7,992)
Net deferred taxes	$—	$—

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. As of January 31, 2024, the mandatory capitalization requirement resulted in an increase to the Company’s gross deferred tax assets above, which was fully offset by the valuation allowance, and increases the Company's cash tax liabilities.

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance was a decrease of $1.0 million and $1.6 million for fiscal 2024 and 2023, respectively.

As of January 31, 2024, the Company had federal net operating loss carryforwards of approximately $47.7 million available to offset future income, of which approximately $5.8 million will expire in various amounts beginning in fiscal 2038 and the remainder may be carried forward indefinitely. As of January 31, 2024, the Company had state net operating loss carryforwards of $70.7 million which will expire in various amounts beginning in fiscal 2025. In addition, the Company had research and development tax credits for federal and state tax purposes of approximately $14.8 million and $12.8 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely.

The Company’s ability to utilize the domestic net operating losses (NOLs) and tax credit carryforwards may be limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Internal Revenue Code Section 382, as well as similar state provisions. An “ownership change,” as defined by the code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Any limitation may result in expiration of all or a portion of the NOL or tax credit carryforwards before utilization.

Ooma | FY2024 Form 10-K | 85

Ooma, Inc.

Notes to Consolidated Financial Statements

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $11.0 million as of January 31, 2024. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2024	2023	2022
Unrecognized tax benefits, beginning of fiscal year	$9,060	$8,090	$6,642
Increase (decrease) related to prior year tax positions	670	(331)	—
Increase related to current year tax positions	1,313	1,301	1,448
Unrecognized tax benefits, end of fiscal year	$11,043	$9,060	$8,090

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will significantly increase or decrease within 12 months of the year ended January 31, 2024. Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all tax years from the fiscal year ended January 31, 2010 through the current period.

Ooma | FY2024 Form 10-K | 86

Note 11: Commitments and Contingencies

Purchase Commitments

As of January 31, 2024 and 2023, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $1.1 million and $7.8 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total annual minimum purchase commitments of $1.5 million between August 2022 and February 2024 and $2.5 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of January 31, 2024 and 2023, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues, and the parties are awaiting the Court's ruling. The Company intends to continue to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Canadian Litigation is not estimable.

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

Ooma | FY2024 Form 10-K | 87

Note 12: Financing Arrangements

Revolving Credit Facility

On October 20, 2023, the Company, as borrower, entered into a three-year credit and security agreement (“Credit Agreement”) with Citizens Bank N.A., as Administrative Agent (“Agent”) and lender. The Credit Agreement provides for a secured revolving credit facility (“Credit Facility”) under which the Company may borrow up to an aggregate amount of $30.0 million, which includes a $10.0 million sub-facility for letters of credit. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $50.0 million, subject to certain conditions. Funds borrowed under the Credit Agreement may be used for acquisition, working capital and other general corporate purposes.

Loans under the Credit Agreement will bear interest, at the Company’s option, at either a rate equal to the Alternate Base Rate plus the Applicable Margin (as defined in the Credit Agreement) or Term Secure Overnight Financing Rate ("SOFR") plus the Applicable Margin (as defined in the Credit Agreement). The Alternate Base Rate is the highest of (i) the Agent’s prime rate, (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the Daily SOFR rate plus 1.00% per annum. The SOFR Rate is a rate equal to the secured overnight financing rate as published by the SOFR Administrator and displayed on CME Group Benchmark Administration Limited’s Market Data Platform. The Applicable Margin for Alternative Base Rate Loans is 1.25% and the Applicable Margin for the SOFR Loans is 2.00%. Upon the occurrence of any event of default, the interest rate on the borrowings increases by 5.00%. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% per annum.

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

As of January 31, 2024, the Company had $16.0 million in outstanding borrowings, which are recorded as debt, net of current portion in the condensed consolidated balance sheets. The funds were used for the acquisition of 2600Hz at the Term SOFR interest rate of 7.4%. The Company is in compliance with the covenants contained in the Credit Agreement as of January 31, 2024. Accordingly, $14.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

As of January 31, 2024, the Company incurred $0.5 million of debt issuance costs in connection with the Credit Agreement, which was capitalized in the condensed consolidated balance sheets and is amortized on straight-line basis over the term of the Credit Agreement.

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Key Bank Credit Agreement”) with KeyBank National Association ("Key Bank") as Administrative Agent (“Agent”) and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. Prior to its termination as described below, the Key Bank Credit Agreement provided for a secured revolving credit facility under which the Company could have borrowed up to an aggregate amount of $25.0 million, which included a $10.0 million sub-facility for letters of credit. The Company and its lenders were able to increase the total commitments under the credit facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Permitted uses of funds borrowed under the Key Bank Credit Agreement included working capital and other general corporate purposes.

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

The Company terminated the Key Bank Credit Agreement on June 7, 2023.

Ooma | FY2024 Form 10-K | 88

Note 13: Business Acquisition

On October 20, 2023, the Company acquired all outstanding stock of 2600hz, Inc. ("2600Hz"), a provider of business communications applications targeted at resellers and carriers. The Company acquired 2600Hz for total cash consideration of approximately $32.2 million (net of $1.8 million in cash acquired), subject to certain working capital adjustments. This payment is not subject to any contingency requirements. The Company has included the financial results of 2600Hz in the condensed consolidated financial statements from the date of acquisition, which for the twelve months ended January 31, 2024 were not material.

The following table summarizes the preliminary purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$1,829
Accounts receivable	440
Other current and non-current assets	588
Property plant and equipment, net	195
Intangible assets	21,200
Goodwill	14,414
Accounts payable and other liabilities	(1,487)
Deferred tax liability	(3,131)
Total purchase consideration	$34,048

Intangible assets acquired primarily consisted of developed technology of $18.4 million, which represented the estimated fair values of the acquired 2600Hz developed platform technology and have an estimated useful life of seven years as of the date of acquisition. The goodwill recognized was primarily attributable to the assembled workforce and is not expected to be deductible for income tax purposes.

Revenues of 2600Hz included in the Company’s consolidated statements of operations from the acquisition date of October 20, 2023, to January 31, 2024 was approximately $2.3 million. The Company believes it is not practicable to separately identify earnings of 2600Hz on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the 2600Hz acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $243.7 million and $226.5 million for fiscal 2024 and 2023. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

In connection with the acquisition, the Company agreed to issue approximately 423,000 restricted stock units that are subject to on-going service conditions and vest over an 18-month period. The estimated fair value of these awards of $4.3 million will be recorded as stock compensation expense over the service period.

Acquisition-related costs charged to general and administrative expense during fiscal 2024 were approximately $0.9 million.

During the second quarter of fiscal 2023, the Company acquired Junction Networks, Inc. which does business as OnSIP for $9.5 million. During the nine months ended October 31, 2023, the Company received $0.3 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company's condensed consolidated statement of cash flows.

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

Ooma | FY2024 Form 10-K | 89

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2024	2023	2022
Numerator
Net loss	$(835)	$(3,655)	$(1,751)
Denominator
Weighted-average common shares	25,573,288	24,506,525	23,473,849
Basic and diluted net loss per share	$(0.03)	$(0.15)	$(0.07)

Potentially dilutive securities of approximately 0.6 million, 0.7 million and 1.4 million in fiscal 2024, 2023 and 2022, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s unvested RSUs, outstanding stock options and shares to be purchased under the ESPP.

Note 15: Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $1.1 million, $0.9 million and $0.7 million for fiscal 2024, 2023 and 2022, respectively.

Ooma | FY2024 Form 10-K | 90

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

ITEM 9B. Other Information

On December 26, 2023, Jenny Yeh, our Senior Vice President, General Counsel, and Secretary, and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408), providing for the sale from time to time of up to 17,300 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 1, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended January 31, 2024.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Ooma | FY2024 Form 10-K | 91

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate three Class III directors for election at our 2024 annual meeting of stockholders. The terms of office of directors in Class II and Class I do not expire until the annual meetings of stockholders to be held in 2025 and 2026, respectively. The names, ages and positions of our directors as of April 2, 2024 are as follows:

Name	Age	Position	Director Class	Director Since
Susan Butenhoff	64	Director(1)(2)	II	2016
Andrew H. Galligan	67	Director(3)	III	2014
Peter Goettner	60	Director(1)(3)	I	2013
Judi A. Hand	62	Director(1)	III	2020
Russ Mann	55	Director(2)(3)	II	2009
William D. Pearce	61	Director(2)	III	2013
Eric Stang	64	Director, President and Chief Executive Officer	I	2009
Jenny Yeh	50	Director, Senior Vice President and General Counsel	I	2021
(1) Member of Nominating and Governance Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

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

Andrew H. Galligan has served on our Board of Directors since December 2014. Mr. Galligan is currently a private investor. From May 2010 to July 2020, Mr. Galligan served as Vice President of Finance and Chief Financial Officer of Nevro Corp., a medical device company. He served as our Vice President of Finance and Chief Financial Officer from February 2009 to May 2010, and as a consultant for our Company from September 2010 to December 2014. From 2007 to 2008, Mr. Galligan served as Vice President of Finance and CFO of Reliant Technologies, Inc., a medical device company (later acquired by Solta Medical, Inc.). Mr. Galligan has also held the top financial executive position at several other medical device companies and began his career in various financial positions at KPMG LLP and Raychem Corp. Mr. Galligan received a B.B.S. in Business and Finance from Trinity College, Dublin University (Ireland) and is also a Fellow of the Institute of Chartered Accountants in Ireland.

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

Ooma | FY2024 Form 10-K | 92

Judi A. Hand has served on our Board of Directors since June 2020. Since January 2017, Judi Hand is executive vice president and chief revenue officer of TTEC Holdings in Englewood, Colorado, a global customer experience technology and services company serving many of the world’s most iconic and disruptive brands. Ms. Hand also serves on the board of Sovrn, an online publisher technology platform, since February 2022. In addition, from April 2007 to December 2017, Ms. Hand was President and General Manager of TTEC Customer Growth Services, formerly Revana and Direct Alliance. With more than 25 years of sales and marketing experience, she has held senior positions at telecom industry leaders including AT&T, Northwestern Bell, US West and Qwest. From May 2014 to May 2017, Ms. Hand was an independent board member at Manitoba Telecom Services / Allstream. She holds an M.S. degree in management from Stanford University and a B.A. in communications and marketing from the University of Nebraska.

Our Board of Directors believes that Ms. Hand is qualified to serve as a director because of her extensive corporate experience. She also brings valuable expertise in corporate governance to our Board of Directors and nominating and corporate governance committee.

Russ Mann has served on our Board of Directors since September 2009. He has served as a board member of Ignite Visibility LLC, a digital marketing agency servicing national franchisors and franchisees, since March 2023, and as a board member of Flume Water, Inc., an AI-enabled smart home water meter device and data company, since November 2023. From January 2019 to November 2022, he served as Chief Executive Officer and as a board member of WineBid, an online auction market for vintage wine. He also served as Chairman of the Board of Directors of Demandstar, a B2B marketplace, from June 2018 to May 2022. From January 2017 until acquisition in November 2017 by Deltek, a Roper company, Mr. Mann was CEO of Onvia, then a publicly traded company providing B2G commerce intelligence and database information services to businesses. From May 2016 until January 2017, he was Chief Marketing Officer and SVP of Outerwall’s EcoATM kiosk network as well as General Manager of Gazelle.com, a leader in the purchase and sale of used cell phones and electronics, until Outerwall's acquisition by Apollo Management Group. He was CMO of Nintex USA LLC, a mid-market workflow software and services company, from November 2014 to November 2015. Mr. Mann was Chairman and Chief Executive Officer of Covario, Inc., an advertising technology and digital marketing agency from January 2006 to May 2014. Mr. Mann holds a B.A. in Asian Studies from Cornell University and an M.B.A. from Harvard Business School.

Our Board of Directors believes that Mr. Mann is qualified to serve as a member of our Board of Directors because of his extensive business experience, skills and acumen developed as a senior executive at companies operating in the technology industry, as well as his experience serving as the chairman of a board of directors.

William D. Pearce has served on our Board of Directors since March 2013, and as our Lead Non-Management Director since June 2017. He is currently a member of the Board of Directors of Algonomy Software Private Limited (formerly RichRelevance, Inc.), a personalized shopping experience firm, a director of SpendGo, Inc., a marketing solutions company for restaurants and retailers, and Marketing Faculty at the Haas School of Business at the University of California, Berkeley. From 2012 to 2014, Mr. Pearce was Partner and Marketing Practice Director at The Partnering Group, a global consumer products and retail management consulting firm. From 2008 to 2011, he was Senior Vice President and Chief Marketing Officer at Del Monte Foods, Inc., a food production and distribution company. Mr. Pearce previously served as President and Chief Executive Officer of Foresight Medical Technology LLC, a medical device company, from 2007 to 2008; Chief Marketing Officer at Taco Bell Corp., a fast food restaurant company and subsidiary of the firm Yum! Brands, Inc., from 2004 to 2007; and Vice President Marketing at Campbell Soup Company, a food manufacturer, from 2003 to 2004. Mr. Pearce holds a B.A. in Economics from Syracuse University and an M.B.A. from the S.C. Johnson Graduate School of Management, Cornell University.

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

Ooma | FY2024 Form 10-K | 93

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

Jenny C. Yeh has served on our Board of Directors since January 2021, and has served as our General Counsel since December 2018, including as Senior Vice President since February 2024 and as Vice President from December 2018 to February 2024. Prior to joining us, she served as Senior Vice President and General Counsel from November 2017 to December 2018, and as Vice President and General Counsel from October 2015 to November 2017, of Sphere 3D Corp., an information technology company. From September 2011 to March 2015, Ms. Yeh served as Executive Counsel, Transactions and Finance, at General Electric Company, a global power, renewable energy, aerospace and healthcare company, where she was a senior legal advisor to GE Corporate business development group, supporting global corporate strategy and transactions across all GE industrial businesses worldwide. From 2007 to 2011, Ms. Yeh was a corporate partner at Baker & McKenzie LLP, where she advised clients in general corporate and securities matters, with a specialization in complex cross-border transactions. Ms. Yeh holds a Juris Doctorate from Georgetown University Law Center, and Bachelor of Arts degrees from the University of California at Berkeley.

Our Board of Directors believes that the extensive experience in the legal and technology industries Ms. Yeh brings to our Board of Directors qualifies her to serve as one of our directors. Our Board of Directors also believes that she brings an important perspective on risk management and compliance issues to the Board.

Executive Officers

The names, ages and positions of our executive officers as of April 2, 2024 are as follows:

Name	Age	Position
Eric B. Stang	64	President and Chief Executive Officer
James A. Gustke	62	Senior Vice President of Marketing
Shig Hamamatsu	51	Chief Financial Officer
Namrata Sabharwal	53	Chief Accounting Officer
Jenny Yeh	50	Senior Vice President and General Counsel

Background information for Mr. Stang and Ms. Yeh is included above under “Board of Directors.”

James A. Gustke has served as our Senior Vice President of Marketing since February 2024 and served as our Vice President of Marketing from August 2010 to February 2024. Prior to joining us, he was an independent consultant from 2009 to 2010. From 2006 to 2008, Mr. Gustke served as Vice President of Marketing for Intuit Inc., a financial software company and from 2001 to 2006, Mr. Gustke worked at Lexar Media, where he was responsible for business unit management, global branding and product marketing. He also served as the founding Vice President of Marketing for Ofoto, an online photography service, which was acquired by Eastman Kodak in 2001. He joined America Online in 1996 as the marketing leader for GNN, the company’s first internet service provider, and was previously a marketing manager at Polaroid. Mr. Gustke holds a B.S. in Business from Arizona State University.

Shig Hamamatsu has served as our Chief Financial Officer since September 2021. Prior to joining us, he worked for Accuray Incorporated, a publicly traded medical device company, where he served as Chief Financial Officer from November 2018 to September 2021, as Interim Chief Financial Officer from October 2018 to November 2018 and as Vice President, Finance and Chief Accounting Officer from September 2017 to September 2018. Prior to joining Accuray, Mr. Hamamatsu served as VP, Corporate Controller at Cepheid, a publicly traded molecular diagnostics company that was acquired by Danaher Corporation, from November 2015 to May 2017. From June 2014 to November 2015, he served as VP, Finance and Corporate Controller at Cypress Semiconductor Corporation, a publicly traded global semiconductor manufacturer. From May 2012 until May 2014, Mr. Hamamatsu served as VP, Finance at RPX Corporation, a publicly traded patent risk management solutions provider. Mr. Hamamatsu began his career as an auditor at PricewaterhouseCoopers LLP. Mr. Hamamatsu holds a B.A. Business Administration, concentration in accounting, from the University of Washington. He is a certified public accountant in the state of California (inactive).

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

Ooma | FY2024 Form 10-K | 94

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed for 2023.

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

Insider Trading Policies and Procedures

We maintain insider trading policies and procedures applicable to the Company and our directors, officers, and employees, in accordance with Item 408(b) under Regulation S-K, reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing exchange requirements. This prohibition encompasses transactions that would hedge the risk of ownership of our equity securities, including transactions in publicly-traded options, such as puts and calls, and other derivative securities.

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

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” under the caption “Directors, Executive Officers and Corporate Governance” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2024 Proxy Statement and is incorporated herein by reference.

Ooma | FY2024 Form 10-K | 95

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report are as follows:

(a) Consolidated Financial Statements

Our Consolidated Financial Statements are listed in the “Index” Under Part II, Item 8 of this Form 10-K

(b) Consolidated Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c) Exhibits

The exhibits filed or incorporated by reference as part of this Form 10-K are listed in the Exhibit Index below. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a) of Form 10-K.

The documents listed in the Exhibit Index of this report are incorporated by reference or are filed with this Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

ITEM 16. Form 10-K Summary

None.

Ooma | FY2024 Form 10-K | 96

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

3.1	Amended and Restated Certification of Incorporation	10-Q	3.1	9/11/2015

3.2	Amended and Restated Bylaws	10-Q	3.1	12/8/2023

4.1	Form of common stock certificate.	S-1/A	4.1	7/6/2015

4.2	Form of Indenture	S-3	4.2	12/09/2022

4.5	Description of Securities	10-K	4.5	4/14/2020
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder.	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan.	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015.	S-1	10.5	6/15/2015

10.6+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010.	S-1	10.7	6/15/2015

10.7	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016.	10-K	10.8	4/11/2017

10.8	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	10.8	6/15/2015

10.9+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018).	10-Q	10.1	06/08/2018

10.10	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.12	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	06/09/2021

10.14+	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	10-Q	10.14	12/08/2021

10.15+	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	10-Q	10.15	12/08/2021

10.16+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	10-Q	10.16	12/08/2021

Ooma | FY2024 Form 10-K | 97

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

10.17+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	10-Q	10.17	12/08/2021

10.18+	Amended Form of Executive Change in Control and Severance Agreement	10-Q	10.18	12/08/2021

10.20	Agreement and Plan of Merger by and among Geneva Merger Sub, Inc., 2600hz, Inc. and Fortis Advisors LLC, dated as of October 20, 2023.	10-Q	2.1†#	12/08/2023

10.21	Credit Agreement by and among the Company and Citizens Bank, N.A., dated as of October 20, 2023.	10-Q	10.1	12/08/2023

19.1	Ooma, Inc. Insider Trading Policy, adopted May 20, 2015	Filed herewith.

21.1	List of subsidiaries of the Registrant.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.	Furnished herewith.

97.1	Ooma, Inc. Compensation Recovery Policy, adopted September 8, 2023	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma | FY2024 Form 10-K | 98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2024	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 2, 2024

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 2, 2024

/s/ Namrata Sabharwal Namrata Sabharwal	Chief Accounting Officer (Principal Accounting Officer)	April 2, 2024

/s/ Susan Butenhoff Susan Butenhoff	Director	April 2, 2024

/s/ Andrew Galligan Andrew Galligan	Director	April 2, 2024

/s/ Peter J. Goettner Peter J. Goettner	Director	April 2, 2024

/s/ Judi A. Hand Judi A. Hand	Director	April 2, 2024

/s/ Russell Mann Russell Mann	Director	April 2, 2024

/s/ William D. Pearce William D. Pearce	Lead Director	April 2, 2024
/s/ Jenny Yeh Jenny Yeh	Senior Vice President, General Counsel and Director	April 2, 2024

Ooma | FY2024 Form 10-K | 99