Form 10-Q
period 2024-04-30
OOMA INC
filed 2024-06-07
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of May 31, 2024, there were 26.4 million shares of the registrant’s common stock outstanding.

Ooma | FY2025 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	April 30, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$15,585	$17,536
Accounts receivable, net	10,833	9,864
Inventories	17,263	19,782
Other current assets	13,701	16,497
Total current assets	57,382	63,679
Property and equipment, net	10,648	9,897
Operating lease right-of-use assets	16,596	17,041
Intangible assets, net	26,468	27,952
Goodwill	23,069	23,069
Other assets	21,072	17,615
Total assets	$155,235	$159,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,803	$7,848
Accrued expenses and other current liabilities	22,136	26,586
Deferred revenue	16,474	17,041
Total current liabilities	49,413	51,475
Long-term operating lease liabilities	13,317	13,676
Debt, net of current portion	11,500	16,000
Deferred revenue, non-current	17	15
Total liabilities	74,247	81,166
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	216,401	211,361
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(135,417)	(133,278)
Total stockholders’ equity	80,988	78,087
Total liabilities and stockholders’ equity	$155,235	$159,253

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2024	April 30, 2023
Revenue:
Subscription and services	$58,389	$53,049
Product and other	4,110	3,803
Total revenue	62,499	56,852

Cost of revenue:
Subscription and services	17,460	14,725
Product and other	6,924	6,175
Total cost of revenue	24,384	20,900
Gross profit	38,115	35,952

Operating expenses:
Sales and marketing	19,481	17,990
Research and development	13,793	11,953
General and administrative	7,578	6,617
Total operating expenses	40,852	36,560
Loss from operations	(2,737)	(608)
Interest and other income, net	923	415
Loss before income taxes	(1,814)	(193)
Income tax provision	(325)	(133)
Net loss	$(2,139)	$(326)

Net loss per share of common stock:
Basic and diluted	$(0.08)	$(0.01)

Weighted-average shares of common stock outstanding:
Basic and diluted	26,224,396	25,178,008

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2024	April 30, 2023
Cash flows from operating activities:
Net loss	$(2,139)	$(326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	4,363	3,500
Depreciation and amortization of capital expenditures	1,035	1,063
Amortization of intangible assets	1,484	741
Amortization of operating lease right-of-use assets	783	647
Gain on note conversion	(980)	—
Other	38	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(969)	(1,603)
Inventories and deferred inventory costs	2,581	965
Prepaid expenses and other assets	482	(755)
Accounts payable, accrued expenses and other liabilities	(2,528)	(2,352)
Deferred revenue	(565)	(594)
Net cash provided by operating activities	3,585	1,284

Cash flows from investing activities:
Proceeds from maturities of short-term investments	—	1,750
Capital expenditures	(1,450)	(1,374)
Business acquisition, working capital adjustments	—	300
Net cash (used in) provided by investing activities	(1,450)	676

Cash flows from financing activities:
Proceeds from issuance of common stock	1,417	1,724
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(740)	(431)
Repayments of long-term debt	(4,500)	—
Net cash (used in) provided by financing activities	(3,823)	1,293
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,688)	3,253
Cash and cash equivalents, at beginning of period	17,536	24,137
Cash, cash equivalents and restricted cash, at end of period	$15,848	$27,390
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$15,585	$27,390
Restricted cash, current included in other current assets	263	—
Total cash, cash equivalents and restricted cash	$15,848	$27,390

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623

(1) Additional paid-in capital

(2) Accumulated other comprehensive loss

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 6

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2025 and fiscal 2024 refer to the fiscal years ended January 31, 2025 and January 31, 2024, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2024 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC on April 2, 2024 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.

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

Recent Accounting Pronouncements Not Yet Adopted. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the new standard.

In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the new standard.

Ooma | FY2025 Form 10-Q | 7

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Subscription and services revenue	$58,389	$53,049
Product and other revenue	4,110	3,803
Total revenue	$62,499	$56,852

The Company derived approximately 61% and 56% of its total revenue from Ooma Business and approximately 37% and 42% from Ooma Residential for the three months ended April 30, 2024 and 2023, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	April 30, 2024	January 31, 2024
Customer A	25%	33%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	April 30, 2024	January 31, 2024
Subscription and services	$16,485	$17,034
Product and other	6	22
Total deferred revenue	$16,491	17,056
Less: current deferred revenue	16,474	17,041
Deferred revenue, non-current	$17	$15

During the three months ended April 30, 2024, the Company recognized revenue of approximately $10.9 million, respectively pertaining to amounts deferred as of January 31, 2024. As of April 30, 2024, deferred revenue was primarily composed of subscription contracts invoiced during the first quarter of fiscal 2025, as well as amounts recorded during fiscal 2024 for annual contracts.

Remaining Performance Obligations. As of April 30, 2024, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $32.5 million. The Company expects to recognize revenue on approximately 39% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2025 Form 10-Q | 8

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

The Company had $15.6 million and $17.5 million in cash and cash equivalents as of April 30, 2024 and January 31, 2024, respectively.

Non-Marketable Equity Investments. As of April 30, 2024, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”).

The Company’s non-marketable equity investments do not have readily determinable fair values. Under the measurement alternative election, the Company accounts for these non-marketable equity securities at cost and remeasures to fair value upon observable price changes in orderly transactions for the identical or similar investment of the same issuer or upon impairment. These investments are not eligible for the net-asset-value practical expedient from fair value measurement. The measurement alternative election is reassessed each reporting period to determine whether the non-marketable equity investments continue to be eligible for this election. The Company classifies these non-marketable equity investments as Level 3 within the fair value hierarchy.

Ooma | FY2025 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2024	January 31, 2024
Finished goods	$10,673	$12,024
Raw materials	6,590	7,758
Total inventory	$17,263	$19,782

Other current and non-current assets

	As of
	April 30, 2024	January 31, 2024
Deferred sales commissions, current	$8,841	$8,579
Prepaid expenses and other	3,079	4,177
Convertible note receivable (see "GTC" below)	—	2,257
Other current assets	1,781	1,484
Total other current assets	$13,701	$16,497

Deferred sales commissions, non-current	$15,272	$15,257
Other assets	5,800	2,358
Total other non-current assets	$21,072	$17,615

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.4 million and $2.2 million for the three months ended April 30, 2024 and 2023, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest is due and payable upon the Company’s demand at any time after June 30, 2023. GTC is a variable interest entity for accounting purposes and the Company does not consolidate GTC into its financial statements because the Company is not the primary beneficiary. As of April 30, 2024, the Company had $0.8 million in non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. Per the terms of the note, in the event of an equity financing all of the outstanding principal and accrued but unpaid interests would be converted to a number of shares of standard preferred stock equal to the Conversion Amount divided by the Conversion Price. "Conversion Amount" is defined as outstanding principal plus unpaid accrued interest. "Conversion Price" is 70% of the per share price for the preferred stock. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, the Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations. The Company recorded the fair value of GTC preferred stock of $3.3 million to other assets in the condensed consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	April 30, 2024	January 31, 2024
Payroll and related expenses	$8,337	$12,301
Regulatory fees and taxes	4,969	4,598
Short-term operating lease liabilities	3,725	3,742
Customer-related liabilities	1,448	1,118
Other	3,657	4,827
Total accrued expenses and other current liabilities	$22,136	$26,586

Ooma | FY2025 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of April 30, 2024			As of January 31, 2024
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(3,572)	$17,046	$20,618	$(2,865)	$17,753
Customer relationships	5-7	16,545	(8,035)	8,510	16,545	(7,336)	9,209
Trade names	2-5	1,685	(773)	912	1,685	(695)	990
Total intangible assets		$38,848	$(12,380)	$26,468	$38,848	$(10,896)	$27,952

Amortization expense was $1.5 million and $0.7 million for each of the three months ended April 30, 2024 and 2023, respectively.

At April 30, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2025 remainder	$4,282
2026	5,624
2027	5,068
2028	3,950
2029	3,030
Thereafter	4,514
Total	$26,468

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2024	January 31, 2024
Assets
Operating lease right-of-use assets	$16,596	$17,041
Total leased assets	$16,596	$17,041
Liabilities
Short-term operating lease liabilities	$3,725	$3,742
Long-term operating lease liabilities	13,317	13,676
Total lease liabilities	$17,042	$17,418

Weighted-average remaining lease term	5.8 years	6.0 years
Weighted-average discount rate	6.3%	6.2%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.6 million and $1.3 million for the three months ended April 30, 2024 and 2023, respectively.

Ooma | FY2025 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Cash payments for operating leases	$983	$897
Right-of-use assets recognized in exchange for new operating lease obligations	$310	$4,902

As of April 30, 2024, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2024
2025 remainder	$2,943
2026	3,810
2027	3,969
2028	2,720
2029	2,742
Thereafter	4,630
Total future minimum lease payments	20,814
Less: imputed interest	(3,772)
Present value of lease liabilities	$17,042

Ooma | FY2025 Form 10-Q | 12

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

Stock Options. Stock option activity for the three months ended April 30, 2024 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2024	1,161	$10.14	$2,522
Granted	—	$—
Exercised	(10)	$6.04
Canceled	(1)	$1.94
Balance as of April 30, 2024	1,150	$10.18	$488
Vested and exercisable as of April 30, 2024	1,076	$9.75	$488

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2024 and 2023 was $27 thousand and $0.2 million, respectively. There were no stock options granted during the three months ended April 30, 2024 and 2023.

Restricted Stock Units. RSU activity for the three months ended April 30, 2024 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2024	2,075	$13.74
Granted	986	$8.65
Vested	(336)	$12.66
Canceled	(13)	$13.39
Balance as of April 30, 2024	2,712	$12.03

Employee Stock Purchase Plan. During each of the three months ended April 30, 2024 and 2023, employees purchased 0.2 million and 0.1 million shares at a weighted-average price of $7.35 and $10.60 per share, respectively.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Cost of revenue	$260	~~$~~	249
Sales and marketing	979		499
Research and development	1,337		1,146
General and administrative	1,787		1,606
Total stock-based compensation expense	$4,363	~~$~~	3,500

As of April 30, 2024, there was $32.6 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2.5 years.

Ooma | FY2025 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $0.3 million and $0.1 million during the three months ended April 30, 2024 and 2023, respectively. The income tax provision recorded in the first quarter of fiscal 2025 and the first quarter of fiscal 2024 were primarily attributable to state income taxes. As of April 30, 2024, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of April 30, 2024, the Company had unrecognized tax benefits of approximately $11.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2024 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2024.

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

Note 10: Basic and Diluted Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2024	April 30, 2023
Numerator
Net loss	$(2,139)	$(326)
Denominator
Weighted average common shares	26,224,396	25,178,008
Basic and diluted loss per share	$(0.08)	$(0.01)

Potentially dilutive securities of approximately 0.3 million and 0.5 million for the three months ended April 30, 2024 and 2023, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of April 30, 2024 and January 31, 2024, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $1.4 million and $1.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total minimum purchase commitments the Company is obligated to of $11.9 million between March 2024 and February 2029 and a non-cancelable service agreement with a cloud service provider that contains total annual minimum purchase commitments the Company is obligated to of $1.1 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and

Ooma | FY2025 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of April 30, 2024, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Ooma | FY2025 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of April 30, 2024, the Company had $11.5 million in outstanding borrowings, which are recorded as debt, net of current portion in the condensed consolidated balance sheets. The funds were used for the acquisition of 2600Hz, Inc. at the Term SOFR interest rate of 7.4%. The Company is in compliance with the covenants contained in the Credit Agreement as of April 30, 2024. Accordingly, $18.5 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Note 13: Business Acquisition

On October 20, 2023, the Company acquired all outstanding stock of 2600Hz, Inc. ("2600Hz"), a provider of business communications applications targeted at resellers and carriers. The Company acquired 2600Hz for total cash consideration of approximately $32.2 million (net of $1.8 million in cash acquired), subject to certain working capital adjustments. The acquisition did not have any contingency related payments.

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

Intangible assets acquired primarily consisted of developed technology of $18.4 million, which represented the fair values of the acquired 2600Hz developed platform technology and have an estimated useful life of seven years as of the date of acquisition. The goodwill recognized was primarily attributable to the assembled workforce and is not expected to be deductible for income tax purposes.

In connection with the acquisition, the Company agreed to issue approximately 423,000 restricted stock units that are subject to on-going service conditions and vest over an 18-month period. The fair value of these awards of $4.3 million will be recorded as stock compensation expense over the service period.

During the second fiscal quarter of 2023, the Company acquired Junction Networks, Inc. which does business as OnSIP for $9.5 million. During the three months ended April 30, 2023, the Company received $0.3 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company's condensed consolidated statement of cash flows.

Ooma | FY2025 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2024 filed with the SEC on April 2, 2024. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

First Quarter Fiscal 2025 Financial Performance

•
Total revenue was $62.5 million, up 10% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 18% year-over-year, driven by user growth.
•
Total gross margin was 61%, comparable to 63% in the prior year quarter.
•
GAAP net loss was $2.1 million, compared to $0.3 million in the prior year quarter reflecting continued investments in our operations.
•
Adjusted EBITDA was $5.0 million, compared to $4.8 million in the prior year quarter.
•
As of April 30, 2024, we had total cash and cash equivalents of $15.6 million, compared to $17.5 million as of January 31, 2024. Cash usage reflected the repayments of borrowings outstanding under our Credit Agreement.
•
As of April 30, 2024, we had total debt of $11.5 million, compared to $16.0 million as of January 31, 2024.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2025 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	April 30, 2024	April 30, 2023
Core users	1,239	1,225
Annualized exit recurring revenue (AERR)	$227,596	$209,818
Net dollar subscription retention rate	99%	99%
Adjusted EBITDA	$5,000	$4,791

Core Users increased year-over-year, which was primarily driven by growth in business users. As of April 30, 2024, Ooma Business users comprised approximately 39% of our total core users, up from 37% as of April 30, 2023. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our Core Users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, we have added $7.9 million annual recurring revenue from 2600Hz to AERR.

Net Dollar Subscription Retention Rate (“NDRR”) was flat year-over-year due to a relatively consistent level of user churn and increase in Average Monthly Recurring Subscription Revenue. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

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

Ooma | FY2025 Form 10-Q | 18

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, restructuring costs, gain on note conversion and stock-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets, restructuring costs and gain on note conversion; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
GAAP net loss	$(2,139)	$(326)
Reconciling items:
Interest and other expense (income), net	57	(415)
Gain on note conversion	(980)	—
Income tax provision	325	133
Depreciation and amortization of capital expenditures	1,035	1,063
Amortization of intangible assets	1,484	741
Restructuring costs	710	—
Stock-based compensation and related taxes	4,508	3,595
Adjusted EBITDA	$5,000	$4,791

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

Ooma | FY2025 Form 10-Q | 19

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

Ooma | FY2025 Form 10-Q | 20

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Revenue:
Subscription and services	$58,389	$53,049
Product and other	4,110	3,803
Total revenue	62,499	56,852

Cost of revenue:
Subscription and services	17,460	14,725
Product and other	6,924	6,175
Total cost of revenue	24,384	20,900
Gross profit	38,115	35,952

Operating expenses:
Sales and marketing	19,481	17,990
Research and development	13,793	11,953
General and administrative	7,578	6,617
Total operating expenses	40,852	36,560
Loss from operations	(2,737)	(608)
Interest and other income, net	923	415
Loss before income taxes	(1,814)	(193)
Income tax provision	(325)	(133)
Net loss	$(2,139)	$(326)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Cost of revenue	$273	~~$~~	260
Sales and marketing	1,016		520
Research and development	1,392		1,180
General and administrative	1,827		1,635
Total stock-based compensation and related taxes	$4,508	~~$~~	3,595

Comparison of the three months ended April 30, 2024 and 2023 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2024	April 30, 2023	Change
Revenue:
Subscription and services	$58,389	$53,049	$5,340	10%
Product and other	4,110	3,803	307	8%
Total revenue	$62,499	$56,852	$5,647	10%
Percentage of revenue:
Subscription and services	93%	93%
Product and other	7%	7%
Total	100%	100%

Ooma | FY2025 Form 10-Q | 21

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended April 30, 2024 Compared to Three months ended April 30, 2023

We derived approximately 61% and 56% of our total revenue from Ooma Business and approximately 37% and 42% from Ooma Residential for the three months ended April 30, 2024 and 2023, respectively.

Subscription and services revenue increased $5.3 million or 10% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user. Revenue increase year-over-year is also partially attributable to inclusion of revenue from 2600Hz, which we acquired at the end of third quarter of fiscal 2024.

Product and other revenue increased $0.3 million or 8% year-over-year, primarily attributable to the sale of accessories to Ooma Enterprise customers.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2024	April 30, 2023	Change
Cost of revenue:
Subscription and services	$17,460	$14,725	$2,735	19%
Product and other	6,924	6,175	749	12%
Total cost of revenue	$24,384	$20,900	$3,484	17%
Gross profit:
Subscription and services	$40,929	$38,324	2,605	7%
Product and other	(2,814)	(2,372)	(442)	19%
Total	$38,115	35,952	2,163	6%
Gross margin:
Subscription and services	70%	72%
Product and other	(68)%	(62)%
Total	61%	63%

Three months ended April 30, 2024 Compared to Three months ended April 30, 2023

Subscription and services gross margin of 70% decreased year-over-year from 72%. Cost of subscription and services revenue increased $2.7 million or 19% year-over-year, primarily due to a $1.2 million increase in infrastructure costs, a $0.7 million increase in depreciation and amortization expense, a $0.4 million increase in personnel-related costs, a $0.5 million increase in regulatory costs, and a $0.2 million increase in credit card processing fees, offset by a $0.3 million decrease in supplies and equipment costs. Overall, the increase in the cost of subscription and services reflects growth of Ooma Business. A significant portion of the year-over-year increase in infrastructure costs and amortization expense was due to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Product and other revenue gross margin decreased to negative 68% from negative 62% in the prior year period. Product margins declined year-over-year primarily due to the usage of certain higher cost components that we had procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended
	April 30, 2024	April 30, 2023	Change
Sales and marketing	$19,481	$17,990	$1,491	8%
Research and development	13,793	11,953	1,840	15%
General and administrative	7,578	6,617	961	15%
Total operating expenses	$40,852	$36,560	$4,292	12%

Three months ended April 30, 2024 Compared to Three months ended April 30, 2023

Sales and marketing expenses increased $1.5 million or 8% year-over-year, primarily due to a $1.7 million increase in personnel-related costs to scale with the overall growth of our business, partially offset by a $0.2 million decrease in advertising and marketing expense.

Research and development expenses increased $1.8 million or 15% year-over-year, primarily due to a $1.8 million increase in personnel and contractor related costs, driven by higher headcount.

Ooma | FY2025 Form 10-Q | 22

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

General and administrative expenses increased $1.0 million or 15% year-over-year, primarily due to a $1.0 million increase in personnel-related costs to scale with the overall growth of our business.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Liquidity and Capital Resources

As of April 30, 2024, we had $15.6 million of total cash and cash equivalents, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Net cash provided by operating activities	$3,585	1,284
Net cash (used in) provided by investing activities	(1,450)	676
Net cash (used in) provided by financing activities	(3,823)	1,293
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,688)	$3,253

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2024	April 30, 2023
Net loss	$(2,139)	(326)
Non-cash charges	6,723	5,949
Changes in operating assets and liabilities:
Increase in accounts receivable	(969)	(1,603)
Decrease in inventories and deferred inventory costs	2,581	965
Decrease (increase) in prepaid expenses and other assets	482	(755)
Decrease in accounts payable, accrued expenses and other liabilities	(2,528)	(2,352)
Decrease in deferred revenue	(565)	(594)
Net cash provided by operating activities	$3,585	$1,284

For the three months ended April 30, 2024, our net loss of $2.1 million included non-cash items of $6.7 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense and gain on note conversion. Operating asset and liability changes for the three months ended April 30, 2024 included:

•
an increase of $1.0 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $2.6 million in inventories and deferred inventory costs;
•
a decrease of $0.5 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $2.5 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
a decrease of $0.6 million in deferred revenue.

Cash provided by operating activities for the three months ended April 30, 2024 increased $2.3 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2025 Form 10-Q | 23

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Investing Activities

For the three months ended April 30, 2024, cash used in investing activities was $1.5 million, which consisted of capital expenditures of $1.5 million. Cash used in investing activities increased $2.1 million year-over-year primarily due to proceeds from investment maturities in the first quarter of fiscal 2024, which did not recur in the first three months of fiscal 2025.

Financing Activities

For the three months ended April 30, 2024, cash used in financing activities was $3.8 million, which consisted of $4.5 million debt repayments and payments of $0.7 million related to shares repurchased for tax withholdings on vesting of RSUs, offset by proceeds of $1.4 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $5.1 million year-over-year, which primarily reflected repayments of borrowings outstanding under our Credit Agreement.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of April 30, 2024, we had $11.5 million of outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Item 7. MD&A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2024 Annual Report in the first three months of fiscal 2025.

Ooma | FY2025 Form 10-Q | 24

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three months of fiscal 2025. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2025 Form 10-Q | 25

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “Note 11: Commitments and Contingencies” of the notes to the condensed consolidated financial statements in this Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

Our current and prospective investors should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the "Cautionary Note Regarding Forward Looking Statements," before making investment decisions regarding our common stock. The risks and uncertainties described below may not be the only ones we face but include the most significant factors currently known by us. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the risks occur, our business, financial condition, results of operations could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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
•
We may be exposed to significant risks in connection with our international operations.

Ooma | FY2025 Form 10-Q | 26

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

Ooma | FY2025 Form 10-Q | 27

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

Ooma | FY2025 Form 10-Q | 28

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

However, our future success will also depend on our ability to introduce and sell new services, such as our fiscal 2023 launch of Ooma Office Pro Plus or our 2600Hz solutions, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions, such as our fiscal 2023 launch of AirDial, depends on a number of factors including, but not limited to: pricing, market and customer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, delays in customer readiness for AirDial installations, the quality of AirDial installations performed by third-parties, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. Moreover, the market for plain old telephone service ("POTS") line replacement is relatively new and characterized by long sales cycles, and Ooma AirDial may not result in long-term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2025 Form 10-Q | 29

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

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt, such as the borrowing under our Credit Agreement which we undertook for the 2600Hz acquisition, or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations.

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

Ooma | FY2025 Form 10-Q | 30

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

Ooma | FY2025 Form 10-Q | 31

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

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. Increased competition may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our services and products or cause us to lose market share, any of which could substantially harm our business and results of operations. We face continued competition from established communications providers, such as Comcast Corporation, Verizon Communications Inc., AT&T Inc., Charter Communications Inc. and Rogers Communications Inc.; as well as from traditional on-premise, hardware business communications providers, mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud.

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

Ooma | FY2025 Form 10-Q | 32

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Furthermore, increased competition may result in aggressive business and pricing tactics by our competitors, including: offering products similar to our platforms and solutions on a bundled basis at no charge; announcing competing products combined with extensive marketing efforts; providing financial incentives to consumers; and asserting intellectual property rights irrespective of the validity of the claims. In addition, our retail partners may offer the products and services of competing companies, which would adversely affect our business. Competition from other companies may also adversely affect our negotiations with service providers and suppliers, including, in some cases, requiring us to lower our prices. We may not be able to compete successfully with the offerings and sales tactics of other companies, which could result in the loss of customers and, as a result, our revenue and profitability could be adversely affected.

The market for our newly-acquired CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, and (ii) other software companies that compete with portions of these and CCaaS solutions. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Additionally, in connection with our AirDial product offering, we face competition in the POTS replacement market from a range of other companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., AT&T Inc. and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

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

Ooma | FY2025 Form 10-Q | 33

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We may be exposed to significant risks in connection with our international operations.

To date, we have not generated significant revenue from outside of the United States and Canada, but we have expanded operations outside North America to provide services in certain countries internationally. The future success of our business will depend, in part, on our ability to expand our operations and customer base worldwide. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks different from those in the United States. Because of our limited experience with international operations and developing and managing sales and distribution channels in international markets, our expansion efforts may not succeed. We face risks in doing business internationally that could materially and adversely affect our business, including:

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

Ooma | FY2025 Form 10-Q | 34

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

Ooma | FY2025 Form 10-Q | 35

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as our U.S. employees. The ability to support our customers may be disrupted by natural disasters, inclement weather, civil unrest, strikes, terrorism, breaches of data security, and other adverse events. A significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner, which would adversely impact our ability to deliver on our customer commitments. We currently offer support almost exclusively in English. As we have expanded our operations internationally, we have made and will need to continue to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. Industry consolidation among customer service providers may impact our ability to obtain these services or increase our costs for these services.

Ooma | FY2025 Form 10-Q | 36

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

Ooma | FY2025 Form 10-Q | 37

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

Ooma | FY2025 Form 10-Q | 38

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

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors, have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, we now source many of our products and components from Vietnam rather than China, in part due to tariffs, and other restrictions imposed by the U.S. federal government on certain Chinese imported goods and by China in response, which negatively impacted our gross margins. If increased or additional tariffs, restrictions, quotas, embargoes, or safeguards are placed on goods imported into the United States, or any related counter-measures are taken by other countries, our revenue, gross margins, and results of operations may be materially harmed. We cannot assure you that the current U.S. administration will not impose or increase tariffs or bans on imports from foreign countries or alter trade agreements and terms between such countries and the United States, which may require us to find new sources of system assembly or other products that we import, result in higher costs, and/or disrupt our business.

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

Ooma | FY2025 Form 10-Q | 39

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

Ooma | FY2025 Form 10-Q | 40

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

As of April 30, 2024, we had an aggregate of $11.5 million of outstanding indebtedness that will mature in 2026, all of which was incurred under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., and we may incur additional indebtedness in the future. In addition, as of April 30, 2024, we had $18.5 million available for borrowing under our revolving credit facility under the Credit Agreement, and from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for our level of indebtedness is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Ooma | FY2025 Form 10-Q | 41

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

Ooma | FY2025 Form 10-Q | 42

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

Ooma | FY2025 Form 10-Q | 43

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

Ooma | FY2025 Form 10-Q | 44

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

Ooma | FY2025 Form 10-Q | 45

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

Ooma | FY2025 Form 10-Q | 46

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

International Regulation. Our international operations subject us to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. Our international operations are potentially subject to country-specific governmental regulation and related actions that may increase our costs and prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by

Ooma | FY2025 Form 10-Q | 47

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

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

Ooma | FY2025 Form 10-Q | 48

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

Ooma | FY2025 Form 10-Q | 49

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

Ooma | FY2025 Form 10-Q | 50

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

Ooma | FY2025 Form 10-Q | 51

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

Ooma | FY2025 Form 10-Q | 52

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

Our international operations are subject to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States could affect the tax treatment of our foreign earnings. Any changes in our effective tax rate could adversely affect our results of operations.

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2024, we had federal net operating loss carryforwards of approximately $47.7 million available to offset future income, of which approximately $5.8 million will expire in various amounts beginning in fiscal 2038, if not utilized, and the remainder may be carried forward indefinitely. We also had state net operating loss carryforwards of $70.7 million which will expire in various amounts beginning in fiscal 2025. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in fiscal 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2025 Form 10-Q | 53

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

Ooma | FY2025 Form 10-Q | 54

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

Ooma | FY2025 Form 10-Q | 55

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

Ooma | FY2025 Form 10-Q | 56

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

The impact of COVID-19 outbreaks or any future global health crisis or pandemics could disrupt and cause harm to our business, operating results, or financial condition.

COVID-19 outbreaks or the occurrence of any other global health crisis or pandemic could result in suspending travel and restrict the ability of do business in person, which could impact our sales and marketing efforts and our ability to attract new customers and successfully implement our services in a timely manner. In addition, COVID-19 or any future global health crisis or pandemic could disrupt the operations of our customers, partners, contract manufacturers, suppliers and other third-party providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

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

Ooma | FY2025 Form 10-Q | 57

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended April 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2025 Form 10-Q | 58

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Executive Change in Control Agreement by and between the Company and Namrata Sabharwal dated April 9, 2024	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2025 Form 10-Q | 59

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 7, 2024	By:	/s/ Eric B. Stang
Date: June 7, 2024	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2025 Form 10-Q | 60