Form 10-Q
period 2024-07-31
OOMA INC
filed 2024-09-06
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of August 30, 2024, there were 26.8 million shares of the registrant’s common stock outstanding.

Ooma | FY2025 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	July 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16,585	$17,536
Accounts receivable, net	8,189	9,864
Inventories	15,237	19,782
Other current assets	15,559	16,497
Total current assets	55,570	63,679
Property and equipment, net	10,957	9,897
Operating lease right-of-use assets	15,833	17,041
Intangible assets, net	24,997	27,952
Goodwill	23,069	23,069
Other assets	21,044	17,615
Total assets	$151,470	$159,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,967	$7,848
Accrued expenses and other current liabilities	24,388	26,586
Deferred revenue	17,123	17,041
Total current liabilities	48,478	51,475
Long-term operating lease liabilities	12,635	13,676
Debt, net of current portion	8,500	16,000
Deferred revenue, non-current	18	15
Total liabilities	69,631	81,166
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	219,388	211,361
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(137,554)	(133,278)
Total stockholders’ equity	81,839	78,087
Total liabilities and stockholders’ equity	$151,470	$159,253

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Revenue:
Subscription and services	$59,566	$54,726	$117,955	$107,775
Product and other	4,563	3,627	8,673	7,430
Total revenue	64,129	58,353	126,628	115,205

Cost of revenue:
Subscription and services	17,654	15,456	35,114	30,181
Product and other	7,775	6,309	14,699	12,484
Total cost of revenue	25,429	21,765	49,813	42,665
Gross profit	38,700	36,588	76,815	72,540

Operating expenses:
Sales and marketing	19,256	18,842	38,737	36,832
Research and development	13,640	11,768	27,433	23,721
General and administrative	7,400	5,972	14,978	12,589
Total operating expenses	40,296	36,582	81,148	73,142
(Loss) income from operations	(1,596)	6	(4,333)	(602)
Interest and other (expense) income, net	(103)	532	820	947
(Loss) income before income taxes	(1,699)	538	(3,513)	345
Income tax provision	(438)	(267)	(763)	(400)
Net (loss) income	$(2,137)	$271	$(4,276)	$(55)

Net (loss) income per share of common stock:
Basic and diluted	$(0.08)	$0.01	$(0.16)	$(0.00)

Weighted-average shares of common stock outstanding:
Basic	26,556,754	25,330,545	26,392,351	25,327,255
Diluted	26,556,754	25,935,018	26,392,351	25,327,255

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2024	July 31, 2023
Cash flows from operating activities:
Net loss	$(4,276)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,958	7,124
Depreciation and amortization of capital expenditures	2,073	2,188
Amortization of intangible assets	2,955	1,433
Amortization of operating lease right-of-use assets	1,517	1,460
Gain on note conversion	(980)	—
Facilities consolidation gain	—	(956)
Other	108	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	1,675	(1,481)
Inventories and deferred inventory costs	4,527	3,347
Prepaid expenses and other assets	(1,571)	(1,485)
Accounts payable, accrued expenses and other liabilities	(4,399)	(6,896)
Deferred revenue	85	161
Net cash provided by operating activities	10,672	4,836

Cash flows from investing activities:
Proceeds from maturities of short-term investments	—	2,250
Capital expenditures	(3,192)	(3,518)
Business acquisition, working capital adjustments	—	300
Net cash used in investing activities	(3,192)	(968)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,584	1,888
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,624)	(914)
Payments for repurchases of common stock	(891)	—
Repayments of long-term debt	(7,500)	—
Net cash (used in) provided by financing activities	(8,431)	974
Net (decrease) increase in cash and cash equivalents	(951)	4,842
Cash and cash equivalents at beginning of period	17,536	24,137
Cash and cash equivalents at end of period	$16,585	$28,979

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988
Issuance of common stock under equity-based plans	167	—	—	167
Shares repurchased for tax withholdings on RSU vesting	(884)	—	—	(884)
Repurchases of common stock	(891)	—	—	(891)
Stock-based compensation	4,595	—	—	4,595
Changes in other comprehensive loss	—	1	—	1
Net loss	—	—	(2,137)	(2,137)
BALANCE - July 31, 2024	$219,393	$—	$(137,554)	$81,839

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623
Issuance of common stock under equity-based plans	164	—	—	164
Shares repurchased for tax withholdings on RSU vesting	(483)	—	—	(483)
Stock-based compensation	3,624	—	—	3,624
Changes in other comprehensive loss	—	6	—	6
Net income	—	—	271	271
BALANCE - July 31, 2023	$203,708	$(5)	$(132,498)	$71,205

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Subscription and services revenue	$59,566	$54,726	$117,955	$107,775
Product and other revenue	4,563	3,627	8,673	7,430
Total revenue	$64,129	$58,353	$126,628	$115,205

The Company derived approximately 61% and 57% of its total revenue from Ooma Business and approximately 36% and 41% from Ooma Residential for the three months ended July 31, 2024 and 2023, respectively. The Company derived approximately 61% and 56% of its total revenue from Ooma Business and approximately 37% and 41% from Ooma Residential for the six months ended July 31, 2024 and 2023, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	July 31, 2024	January 31, 2024
Customer A	18%	33%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	July 31, 2024	January 31, 2024
Subscription and services	$17,131	$17,034
Product and other	10	22
Total deferred revenue	$17,141	17,056
Less: current deferred revenue	17,123	17,041
Deferred revenue, non-current	$18	$15

During the three and six months ended July 31, 2024, the Company recognized revenue of approximately $3.0 million and $13.9 million, respectively pertaining to amounts deferred as of January 31, 2024. As of July 31, 2024, deferred revenue was primarily composed of subscription contracts invoiced during the first half of fiscal 2025, as well as amounts recorded during fiscal 2024 for annual contracts.

Remaining Performance Obligations. As of July 31, 2024, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $34.6 million. The Company expects to recognize revenue on approximately 41% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company had $16.6 million and $17.5 million in cash and cash equivalents as of July 31, 2024 and January 31, 2024, respectively.

Non-Marketable Equity Investments. As of July 31, 2024, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”).

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

Ooma | FY2025 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2024	January 31, 2024
Finished goods	$10,033	$12,024
Raw materials	5,204	7,758
Total inventory	$15,237	$19,782

Other current and non-current assets

	As of
	July 31, 2024	January 31, 2024
Deferred sales commissions, current	$9,060	$8,579
Prepaid expenses and other	4,712	4,177
Convertible note receivable (see "GTC" below)	—	2,257
Other current assets	1,787	1,484
Total other current assets	$15,559	$16,497

Deferred sales commissions, non-current	$15,092	$15,257
Other assets	5,952	2,358
Total other non-current assets	$21,044	$17,615

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.4 million and $2.2 million for the three months ended July 31, 2024 and 2023, respectively, and $4.8 million and $4.4 million for the six months ended July 31, 2024 and 2023, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest was due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. As of July 31, 2024, the Company had $0.8 million in non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. Per the terms of the note, in the event of an equity financing all of the outstanding principal and accrued but unpaid interest would be converted to a number of shares of standard preferred stock equal to the Conversion Amount divided by the Conversion Price. "Conversion Amount" is defined as outstanding principal plus unpaid accrued interest. "Conversion Price" is 70% of the per share price for the preferred stock. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations. The Company recorded the fair value of GTC preferred stock of $3.3 million as of July 31, 2024 to other assets in the condensed consolidated balance sheets.

Ooma | FY2025 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities

	As of
	July 31, 2024	January 31, 2024
Payroll and related expenses	$10,737	$12,301
Regulatory fees and taxes	5,475	4,598
Short-term operating lease liabilities	3,710	3,742
Customer-related liabilities	1,365	1,118
Other	3,101	4,827
Total accrued expenses and other current liabilities	$24,388	$26,586

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of July 31, 2024			As of January 31, 2024
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(4,277)	$16,341	$20,618	$(2,865)	$17,753
Customer relationships	5-7	16,545	(8,733)	7,812	16,545	(7,336)	9,209
Trade names	2-5	1,685	(841)	844	1,685	(695)	990
Total intangible assets		$38,848	$(13,851)	$24,997	$38,848	$(10,896)	$27,952

Amortization expense was $1.5 million and $0.7 million for each of the three months ended July 31, 2024 and 2023, respectively, and was $3.0 million and $1.4 million for each of the six months ended July 31, 2024 and 2023, respectively.

At July 31, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2025 remainder	$2,812
2026	5,624
2027	5,068
2028	3,950
2029	3,030
Thereafter	4,513
Total	$24,997

Ooma | FY2025 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2024	January 31, 2024
Assets
Operating lease right-of-use assets	$15,833	$17,041
Total leased assets	$15,833	$17,041
Liabilities
Short-term operating lease liabilities	$3,710	$3,742
Long-term operating lease liabilities	12,635	13,676
Total lease liabilities	$16,345	$17,418

Weighted-average remaining lease term	5.6 years	6.0 years
Weighted-average discount rate	6.3%	6.2%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.6 million and $1.5 million for the three months ended July 31, 2024 and 2023, respectively, and $3.2 million and $2.8 million for the six months ended July 31, 2024 and 2023, respectively. Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, in connection with the leased office facilities assumed during the second fiscal quarter of 2023 in the Company's acquisition of Junction Networks, Inc. ("OnSIP"), which the Company subsequently determined were not needed to support the future growth of its business. In the second quarter of fiscal 2024, upon the lessor's sale of the property, the Company wrote off the remaining $1.0 million lease liability related to the lease as facilities consolidation gain in general and administrative expense in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Cash payments for operating leases	$958	$1,131	$1,909	$2,028
Right-of-use assets recognized in exchange for new operating lease obligations	$—	$—	$310	$4,902

As of July 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2024
2025 remainder	$1,935
2026	3,810
2027	3,969
2028	2,720
2029	2,742
Thereafter	4,630
Total future minimum lease payments	19,806
Less: imputed interest	(3,461)
Present value of lease liabilities	$16,345

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

Stock Options. Stock option activity for the six months ended July 31, 2024 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2024	1,161	$10.14	$2,522
Granted	—	$—
Exercised	(39)	$5.99
Canceled	(4)	$11.24
Balance as of July 31, 2024	1,118	$10.28	$2,040
Vested and exercisable as of July 31, 2024	1,057	$9.92	$2,040

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2024 and 2023 was $0.1 million and $0.4 million, respectively. There were no stock options granted during the six months ended July 31, 2024 and 2023.

Restricted Stock Units. RSU activity for the six months ended July 31, 2024 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2024	2,075	$13.74
Granted	1,114	$8.68
Vested	(703)	$12.77
Canceled	(21)	$13.24
Balance as of July 31, 2024	2,465	$11.73

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the six months ended July 31, 2024 and 2023, employees purchased 0.2 million and 0.1 million shares at a weighted-average price of $7.35 and $10.60 per share, respectively.

Stock Repurchase Plan. In June 2024, the Company's Board of Directors authorized a stock repurchase plan of repurchasing up to $4.0 million of the Company's common stock. Repurchases of our common stock may be effected, from time to time, in open market, negotiated or block transactions, or other means, in accordance with applicable securities laws. The timing and the amount of any repurchased common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase plan will be funded using our cash. Any repurchased shares of common stock will be retired. The plan does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. During the three and six months ended July 31, 2024, we repurchased in the open market 98,215 shares of common stock for an aggregate amount of $0.9 million. As of July 31, 2024, approximately $3.1 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

Ooma | FY2025 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended			Six Months Ended
	July 31, 2024	July 31, 2023		July 31, 2024	July 31, 2023
Cost of revenue	$281	~~$~~	253	$541	$502
Sales and marketing	1,000		498	1,979	997
Research and development	1,403		1,150	2,740	2,296
General and administrative	1,911		1,723	3,698	3,329
Total stock-based compensation expense	$4,595	~~$~~	3,624	$8,958	$7,124

As of July 31, 2024, there was $29.0 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2.3 years.

Note 9: Income Taxes

The Company recorded an income tax provision of $0.4 million and $0.8 million during the three and six months ended July 31, 2024, and an income tax provision of $0.3 million and $0.4 million during the three and six months ended July 31, 2023, respectively. The income tax provision recorded in the first half of fiscal 2025 and the first half of fiscal 2024 were primarily attributable to state income taxes. As of July 31, 2024, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of July 31, 2024, the Company had unrecognized tax benefits of approximately $11.4 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2024 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2024.

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

Note 10: Basic and Diluted Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net loss and net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Numerator
Net (loss) income	$(2,137)	$271	$(4,276)	$(55)
Denominator
Basic weighted average common shares	26,556,754	25,330,545	26,392,351	25,327,255
Potentially dilutive shares from equity plans	—	604,473	—	—
Diluted weighted-average common shares	26,556,754	25,935,018	26,392,351	25,327,255
Basic and diluted net (loss) income per share	$(0.08)	$0.01	$(0.16)	$(0.00)

Potentially dilutive securities of approximately 0.3 million for the three and six months ended July 31, 2024, and 0.6 million for the six months ended July 31, 2023, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2025 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of July 31, 2024 and January 31, 2024, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $5.0 million and $1.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total minimum purchase commitments the Company is obligated to of $11.9 million between March 2024 and February 2029 and a non-cancelable service agreement with a cloud service provider that contains total annual minimum purchase commitments the Company is obligated to of $1.1 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of July 31, 2024, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Credit Agreement includes restrictive financial covenants that require the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis. In June 2024, the Company entered into an amendment to the Credit Agreement which amendment permits the Company to undertake open market repurchases of its equity interests not exceeding $6.0 million in the aggregate, subject to certain conditions.

As of July 31, 2024, the Company had $8.5 million in outstanding borrowings, which are recorded as debt, net of current portion in the condensed consolidated balance sheets. The funds were used for the acquisition of 2600hz, Inc. at the Term SOFR interest rate of 7.4%. The Company is in compliance with the covenants contained in the Credit Agreement as of July 31, 2024. Accordingly, $21.5 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

On January 8, 2021, the Company, as borrower, entered into a credit and security agreement (“Key Bank Credit Agreement”) with KeyBank National Association as Administrative Agent and lender, and KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner. Prior to its termination as described below, the Key Bank Credit Agreement provided for a secured revolving credit facility under which the Company could have borrowed up to an aggregate amount of $25.0 million, which included a $10.0 million sub-facility for letters of credit. The Company and its lenders were able to increase the total commitments under the credit facility to up to an aggregate amount of $45.0 million, subject to certain conditions. Permitted uses of funds borrowed under the Key Bank Credit Agreement included working capital and other general corporate purposes.

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

In connection with the acquisition, the Company agreed to issue approximately 423,000 restricted stock units that are subject to on-going service conditions and vest over an 18-month period. The fair value of these awards of $4.3 million is being recorded as stock compensation expense over the service period.

During the second fiscal quarter of 2023, the Company acquired OnSIP for $9.5 million. During the six months ended July 31, 2023, the Company received $0.3 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company's condensed consolidated statements of cash flows.

Ooma | FY2025 Form 10-Q | 17

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

Second Quarter Fiscal 2025 Financial Performance

•
Total revenue was $64.1 million, up 10% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 15% year-over-year, driven by user growth.
•
Total gross margin was 60%, comparable to 63% in the prior year quarter.
•
GAAP net loss was $2.1 million, compared to net income of $0.3 million in the prior year quarter reflecting continued investments in our operations.
•
Adjusted EBITDA was $5.6 million, compared to $4.9 million in the prior year quarter.
•
As of July 31, 2024, we had total cash and cash equivalents of $16.6 million, compared to $17.5 million as of January 31, 2024. Cash usage reflected the repayments of borrowings outstanding under our Credit Agreement.
•
As of July 31, 2024, we had total debt of $8.5 million, compared to $16.0 million as of January 31, 2024.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

In June 2024, our Board of Directors authorized a stock repurchase plan of repurchasing up to $4.0 million of our common stock. Repurchases of our common stock may be effected, from time to time, in open market, negotiated or block transactions, or other means, in accordance with applicable securities laws. The timing and the amount of any repurchased common stock will be determined by our management based on its evaluation of market conditions and other factors. We will fund our repurchase plan with cash and retire any repurchased shares. The plan does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock.

Ooma | FY2023 Form 10-Q | 18

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	July 31, 2024	July 31, 2023
Core users	1,244	1,237
Annualized exit recurring revenue (AERR)	$233,081	$215,355
Net dollar subscription retention rate	100%	99%
Adjusted EBITDA	$5,635	$4,862

Core Users increased year-over-year, which was primarily driven by growth in business users. As of July 31, 2024, Ooma Business users comprised approximately 40% of our total core users, up from 38% as of July 31, 2023. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue ("AERR") grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our Core Users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, we have added $8.0 million annual recurring revenue from 2600Hz to AERR.

Net Dollar Subscription Retention Rate (“NDRR”) increased due to reduction in user churn and increase in Average Monthly Recurring Subscription Revenue. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

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

Ooma | FY2025 Form 10-Q | 19

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets and acquisition related costs, stock-based compensation and related taxes, litigation costs, facilities consolidation gain, restructuring costs, and gain on note conversion.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets, acquisition-related costs, litigation costs, restructuring costs and non-recurring gains; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
GAAP net (loss) income	$(2,137)	$271	$(4,276)	$(55)
Reconciling items:
Interest and other expense (income), net	103	(532)	160	(947)
Income tax provision	438	267	763	400
Depreciation and amortization of capital expenditures	1,038	1,125	2,073	2,188
Amortization of intangible assets and acquisition-related costs	1,471	692	2,955	1,433
Stock-based compensation and related taxes	4,627	3,695	9,135	7,290
Litigation costs	95	300	95	300
Facilities consolidation gain	—	(956)	—	(956)
Restructuring costs	—	—	710	—
Gain on note conversion	—	—	(980)	—
Adjusted EBITDA	$5,635	$4,862	$10,635	$9,653

Ooma | FY2025 Form 10-Q | 20

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

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, license fees, certain telecom taxes and fees, including Federal Universal Service Fund (“USF”) contributions, credit card processing fees, costs to build out and maintain data centers, depreciation and maintenance of servers and equipment, personnel costs associated with customer care and network operations support, amortization of certain acquired intangible assets, and allocated overhead costs.

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

Ooma | FY2025 Form 10-Q | 21

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023
Revenue:
Subscription and services	$59,566	$54,726	$117,955	$107,775
Product and other	4,563	3,627	8,673	7,430
Total revenue	64,129	58,353	126,628	115,205

Cost of revenue:
Subscription and services	17,654	15,456	35,114	30,181
Product and other	7,775	6,309	14,699	12,484
Total cost of revenue	25,429	21,765	49,813	42,665
Gross profit	38,700	36,588	76,815	72,540

Operating expenses:
Sales and marketing	19,256	18,842	38,737	36,832
Research and development	13,640	11,768	27,433	23,721
General and administrative	7,400	5,972	14,978	12,589
Total operating expenses	40,296	36,582	81,148	73,142
(Loss) income from operations	(1,596)	6	(4,333)	(602)
Interest and other (expense) income, net	(103)	532	820	947
(Loss) income before income taxes	(1,699)	538	(3,513)	345
Income tax provision	(438)	(267)	(763)	(400)
Net (loss) income	$(2,137)	$271	$(4,276)	$(55)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended			Six Months Ended
	July 31, 2024	July 31, 2023		July 31, 2024	July 31, 2023
Cost of revenue	$285	~~$~~	260	$558	$520
Sales and marketing	1,005		512	2,021	1,032
Research and development	1,415		1,177	2,807	2,357
General and administrative	1,922		1,746	3,749	3,381
Total stock-based compensation and related taxes	$4,627	~~$~~	3,695	$9,135	$7,290

Comparison of the three and six months ended July 31, 2024 and 2023 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2024	July 31, 2023	Change		July 31, 2024	July 31, 2023	Change
Revenue:
Subscription and services	$59,566	$54,726	$4,840	9%	$117,955	$107,775	$10,180	9%
Product and other	4,563	3,627	936	26%	8,673	7,430	1,243	17%
Total revenue	$64,129	$58,353	$5,776	10%	$126,628	$115,205	$11,423	10%
Percentage of revenue:
Subscription and services	93%	94%			93%	94%
Product and other	7%	6%			7%	6%
Total	100%	100%			100%	100%

Ooma | FY2025 Form 10-Q | 22

Three months ended July 31, 2024 Compared to Three months ended July 31, 2023

We derived approximately 61% and 57% of our total revenue from Ooma Business and approximately 36% and 41% from Ooma Residential for the three months ended July 31, 2024 and 2023, respectively.

Subscription and services revenue increased $4.8 million or 9% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user. Revenue increase year-over-year is also partially attributable to revenue contributed from 2600Hz, which we acquired at the end of third quarter of fiscal 2024.

Product and other revenue increased $0.9 million or 26% year-over-year, primarily attributable to an increase of AirDial units shipped and sale of accessories to Ooma Enterprise customers.

Six months ended July 31, 2024 Compared to Six months ended July 31, 2023

We derived approximately 61% and 56% of our total revenue from Ooma Business and approximately 37% and 41% from Ooma Residential for the six months ended July 31, 2024 and 2023, respectively.

Subscription and services revenue increased $10.2 million or 9% year-over-year, primarily attributable to an increase in our core users and an increase in the average revenue per core user, driven by organic growth, which was in part due to a higher mix of sales of our Office Pro tier services, and revenue contributed from 2600Hz.

Product and other revenue increased $1.2 million or 17% year-over-year, primarily attributable to the increase of AirDial units shipped and sale of accessories to Ooma Enterprise customers.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2024	July 31, 2023	Change		July 31, 2024	July 31, 2023	Change
Cost of revenue:
Subscription and services	$17,654	$15,456	$2,198	14%	$35,114	$30,181	$4,933	16%
Product and other	7,775	6,309	1,466	23%	14,699	12,484	2,215	18%
Total cost of revenue	$25,429	$21,765	$3,664	17%	$49,813	$42,665	$7,148	17%
Gross profit:
Subscription and services	$41,912	$39,270	2,642	7%	$82,841	$77,594	$5,247	7%
Product and other	(3,212)	(2,682)	(530)	20%	(6,026)	(5,054)	(972)	19%
Total	$38,700	36,588	2,112	6%	$76,815	$72,540	$4,275	6%
Gross margin:
Subscription and services	70%	72%			70%	72%
Product and other	(70)%	(74)%			(69)%	(68)%
Total	60%	63%			61%	63%

Ooma | FY2025 Form 10-Q | 23

Three months ended July 31, 2024 Compared to Three months ended July 31, 2023

Subscription and services gross margin of 70% decreased year-over-year from 72%. Cost of subscription and services revenue increased $2.2 million or 14% year-over-year, primarily due to a $0.9 million increase in infrastructure costs, a $0.7 million increase in depreciation and amortization expense, a $0.4 million increase in personnel-related costs, and a $0.4 million increase in regulatory fees, partially offset by a $0.2 million decrease in software maintenance costs. Overall, the increase in the cost of subscription and services in part reflects growth of Ooma Business and an increase in infrastructure costs and amortization of acquired intangible assets due to the addition of 2600Hz near the end of the third quarter of fiscal 2024.

Product and other revenue gross margin increased to negative 70% from negative 74% in the prior year period. The negative product margin was primarily due to the usage of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Six months ended July 31, 2024 Compared to Six months ended July 31, 2023

Subscription and services gross margin of 70% decreased year-over-year from 72%. Cost of subscription and services revenue increased $4.9 million year-over-year, primarily due to a $2.1 million increase in infrastructure costs, a $1.4 million increase in depreciation and amortization expense, a $0.9 million increase in regulatory fees, a $0.9 million increase in personnel-related costs, partially offset by a $0.4 million decrease in supplies and equipment costs.

Product and other revenue gross margin decreased to negative 69% from negative 68% in the prior year period, primarily due to the usage of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2024	July 31, 2023	Change		July 31, 2024	July 31, 2023	Change
Sales and marketing	$19,256	$18,842	$414	2%	$38,737	$36,832	$1,905	5%
Research and development	13,640	11,768	1,872	16%	27,433	23,721	3,712	16%
General and administrative	7,400	5,972	1,428	24%	14,978	12,589	2,389	19%
Total operating expenses	$40,296	$36,582	$3,714	10%	$81,148	$73,142	$8,006	11%

Three months ended July 31, 2024 Compared to Three months ended July 31, 2023

Sales and marketing expenses increased $0.4 million or 2% year-over-year, primarily due to a $1.4 million increase in personnel-related costs to scale with the overall growth of our business, partially offset by a $1.0 million decrease in advertising and marketing expense.

Research and development expenses increased $1.9 million or 16% year-over-year, primarily due to a $1.7 million increase in personnel and contractor related costs, driven by higher headcount, and a $0.2 million increase in allocated overhead costs.

General and administrative expenses increased $1.4 million or 24% year-over-year, primarily due to an absence of a $1.0 million facility consolidation gain in the prior year period which did not recur in the current fiscal year, a $0.6 million increase in personnel-related costs to scale with the overall growth of our business, partially offset by a $0.2 million decrease in litigation costs.

A significant portion of the year-over-year increase in personnel-related costs for operating expenses was due to increases in headcount attributable to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Ooma | FY2025 Form 10-Q | 24

Six months ended July 31, 2024 Compared to Six months ended July 31, 2023

Sales and marketing expenses increased $1.9 million or 5% year-over-year, primarily due to a $3.1 million increase in personnel and travel related costs, a $0.2 million increase in amortization of intangibles, partially offset by a $1.4 million decrease in advertising and marketing costs.

Research and development expenses increased $3.7 million or 16% year-over-year, primarily due to a $3.0 million increase in personnel-related costs, driven by higher headcount, a $0.3 million increase in allocated overhead costs, and a $0.4 million increase in restructuring costs.

General and administrative expenses increased $2.4 million or 19% year-over-year, primarily due to a $1.3 million increase in personnel-related costs, driven by higher headcount, an absence of a $1.0 million facility consolidation gain which did not recur in the current fiscal year, and a $0.3 million increase in restructuring costs, partially offset by a $0.2 million decrease in litigation costs.

A significant portion of the year-over-year increase in personnel-related costs and amortization of intangibles for operating expenses was due to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Liquidity and Capital Resources

As of July 31, 2024, we had $16.6 million of total cash and cash equivalents, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2024	July 31, 2023
Net cash provided by operating activities	$10,672	4,836
Net cash used in investing activities	(3,192)	(968)
Net cash (used in) provided by financing activities	(8,431)	974
Net (decrease) increase in cash and cash equivalents	$(951)	$4,842

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2024	July 31, 2023
Net loss	$(4,276)	(55)
Non-cash charges	14,631	11,245
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,675	(1,481)
Decrease in inventories and deferred inventory costs	4,527	3,347
Increase in prepaid expenses and other assets	(1,571)	(1,485)
Decrease in accounts payable, accrued expenses and other liabilities	(4,399)	(6,896)
Increase in deferred revenue	85	161
Net cash provided by operating activities	$10,672	$4,836

Ooma | FY2025 Form 10-Q | 25

For the six months ended July 31, 2024, our net loss of $4.3 million included non-cash items of $14.6 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense and gain on note conversion. Operating asset and liability changes for the six months ended July 31, 2024 included:

•
a decrease of $1.7 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $4.5 million in inventories and deferred inventory costs;
•
an increase of $1.6 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $4.4 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
an increase of $0.1 million in deferred revenue.

Cash provided by operating activities for the six months ended July 31, 2024 increased $5.8 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Investing Activities

For the six months ended July 31, 2024, cash used in investing activities was $3.2 million, which consisted of capital expenditures of $3.2 million. Cash used in investing activities increased $2.2 million year-over-year primarily due to the receipt of proceeds from investment maturities in the first half of fiscal 2024, which did not recur in the first half of fiscal 2025.

Financing Activities

For the six months ended July 31, 2024, cash used in financing activities was $8.4 million, which consisted of $7.5 million debt repayments, payments of $1.6 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $0.9 million under our stock repurchase plan, offset by proceeds of $1.6 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $9.4 million year-over-year, which primarily reflected repayments of borrowings outstanding under our Credit Agreement.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of July 31, 2024, we had $8.5 million of outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2024 Annual Report in the first half of fiscal 2025.

Ooma | FY2025 Form 10-Q | 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first half of fiscal 2025. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2025 Form 10-Q | 27

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

Ooma | FY2025 Form 10-Q | 28

•
Interruptions in our software or services could harm our reputation, result in significant costs to us and impair our ability to sell our services.
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
•
Our existing credit agreement imposes operating and financial restrictions on us.

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

Ooma | FY2025 Form 10-Q | 29

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

Our core user churn rate could increase significantly in the future if customers are not satisfied with our service, the value proposition of our services, our ability to otherwise meet their needs and expectations, and/or other factors beyond our control, including the impact of inflation and other macroeconomic developments. As a result, we may have to acquire new customers or new users within our existing customer base on an ongoing basis simply to maintain our existing level of revenue. If a significant number of customers, or one or more larger customers, terminate, reduce or fail to renew their subscriptions, we may need to incur significantly higher marketing expenditures than anticipated to maintain or increase our revenue, which could harm our business and results of operations. Our efforts to mitigate risk of customer churn due to any factor may divert management’s time and focus away from efforts to address customer churn due to other factors. This broad-based susceptibility to churn could materially and adversely affect our financial performance.

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

Ooma | FY2025 Form 10-Q | 30

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

Ooma | FY2025 Form 10-Q | 31

We may experience difficulties with software development, operations, design or marketing that could delay or prevent the introduction or implementation of new or enhanced products, services and applications. We have in the past experienced and may in the future experience delays in the planned release dates of new features and upgrades and have discovered defects in new services and applications after their introduction. New products, or new features or upgrades to existing products and services, may not be released according to schedule, or, when released, they may contain defects, bugs or other quality or reliability problems that can interfere with their intended operations or the intended operation of the systems in which our products or services are installed, and there can be no assurance that our pre-shipment or pre-release testing programs will be adequate to detect all such quality or reliability problems. Either of these situations could result in adverse publicity, loss of revenue, higher than expected costs, delay in market acceptance or legal liabilities for claims by customers against us, all of which could harm our reputation, business, results of operations and financial condition.

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

Ooma | FY2025 Form 10-Q | 32

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components could cause our business and operating results to suffer as we identify alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. Some product costs are subject to significantly higher pricing compared to the past due to the lingering impacts of supply chain constraints we experienced in prior fiscal years, and we may not be able to fully offset such higher costs through price increases. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China and related tensions, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

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

Ooma | FY2025 Form 10-Q | 33

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

Ooma | FY2025 Form 10-Q | 34

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

The market for our CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, and (ii) other software companies that compete with portions of these and CCaaS solutions. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Additionally, in connection with our AirDial product offering, we face competition in the POTS replacement market from a range of other companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., AT&T Inc. and Napco Securities Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

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

Ooma | FY2025 Form 10-Q | 35

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

Ooma | FY2025 Form 10-Q | 36

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

Interruptions in our software or services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

Because our technology platforms are complex, incorporate a variety of new computer hardware, and the platforms continue to evolve, our services may have errors, defects, bugs or other quality or reliability problems that can interfere with their intended operations or the intended operation of the systems in which our software and services are installed, or require updates that are identified after customers begin using such software or services, any of which could result in unanticipated service interruptions. Although we test our services to detect and correct errors, defects, bugs or other quality or reliability problems before shipment or their initial release and before we make updates or other changes to such software or services, we have occasionally experienced significant service interruptions as a result of undetected errors, defects, bugs or other quality or reliability problems and may experience future interruptions of service if we fail to detect and correct the same. There can be no assurance that our pre-shipment or pre-release testing programs will be adequate to detect all such quality or reliability problems. In addition, updates to our hardware and/or software due to changes in third-party service providers may be required from time to time. Furthermore, the costs incurred in correcting root causes for service outages and updating our hardware and/or software may be substantial and these and other related consequences could negatively impact our results of operations.

Ooma | FY2025 Form 10-Q | 37

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

Despite precautions taken at our hosting facilities, the occurrence of a natural disaster, cyberattack, or an act of terrorism or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements that we have in place, our service could be interrupted. Any errors, defects, bugs or other quality or reliability problems in, or unavailability of, the components of our platforms that cause interruptions in the intended operation of our software or services, or the intended operation of the systems in which our software or services are installed, could, among other things: cause a reduction in revenue or a delay in market acceptance of our services; require us to issue refunds to our customers or expose us to claims for damages or other legal liability; cause us to lose existing customers and make it more difficult to attract new customers; divert our development resources or require us to make extensive changes to our software, which would increase our expenses and slow innovation; increase our technical support costs; and harm our reputation and brand.

We rely on third parties, including third parties located in Russia, for some of our software development, quality assurance and operations, and anticipate we will continue to do so for the foreseeable future.

We outsource certain of our software development and design, quality assurance and operations activities to third-party contractors that have employees and consultants in a number of international locations, including Russia. Our dependence on third-party contractors creates numerous risks; in particular, international sanctions imposed as a result of the ongoing Russia-Ukraine war could limit our ability to transact with our third-party contractors in Russia, which could disrupt or delay current or future planned research and development activities, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies.

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

Ooma | FY2025 Form 10-Q | 38

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

Ooma | FY2025 Form 10-Q | 39

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

Ooma | FY2025 Form 10-Q | 40

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

Ooma | FY2025 Form 10-Q | 41

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

Ooma | FY2025 Form 10-Q | 42

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

As of July 31, 2024, we had an aggregate of $8.5 million of outstanding indebtedness that will mature in 2026, all of which was incurred under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., and we may incur additional indebtedness in the future. In addition, as of July 31, 2024, we had $21.5 million available for borrowing under our revolving credit facility under the Credit Agreement, and from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for our level of indebtedness is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Our existing credit agreement imposes operating and financial restrictions on us.

The Credit Agreement imposes various operating and financial restrictions on us, including covenants that limit our ability and the ability of certain subsidiaries to:

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

Ooma | FY2025 Form 10-Q | 43

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

Ooma | FY2025 Form 10-Q | 44

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

Ooma | FY2025 Form 10-Q | 45

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

Ooma | FY2025 Form 10-Q | 46

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

There has been substantial litigation in the sectors in which we operate regarding intellectual property rights. In the past, we have been sued by third parties claiming infringement of their intellectual property rights and we were able to settle such litigation. However, we remain subject to infringement lawsuits from time to time, and we cannot assure you that we will be able to settle any such claims or, if we are able to settle any such claims, that the settlement will be on favorable terms. Our broad range of technology in our business may increase the likelihood that third parties will claim that we infringe their intellectual property rights.

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

Ooma | FY2025 Form 10-Q | 47

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

Ooma | FY2025 Form 10-Q | 48

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

Ooma | FY2025 Form 10-Q | 49

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

We may not be able to comply with additional 911 requirements adopted by the FCC for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services were required to supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the United States. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors, could have a material adverse effect on our business, financial condition or operating results. In addition, customers may attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages, subject to any limitations on a provider's liability provided by applicable laws, regulations, and our customer agreements.

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

Ooma | FY2025 Form 10-Q | 50

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

Ooma | FY2025 Form 10-Q | 51

Reform of federal and state Universal Service Fund ("USF") programs could increase the cost of our service to our customers, diminishing or eliminating our pricing advantage.

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

Ooma | FY2025 Form 10-Q | 52

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

Ooma | FY2025 Form 10-Q | 53

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

Ooma | FY2025 Form 10-Q | 54

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

Ooma | FY2025 Form 10-Q | 55

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

Ooma | FY2025 Form 10-Q | 56

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

Ooma | FY2025 Form 10-Q | 57

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

Ooma | FY2025 Form 10-Q | 58

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

Ooma | FY2025 Form 10-Q | 59

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended July 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
May 1, 2024 to May 31, 2024	—	$—	—	$—
June 1, 2024 to June 30, 2024	98,215	$8.95	98,215	$3,121
July 1, 2024 to July 31, 2024	—	$—	—	$3,121
Total	98,215	$8.95	98,215

(1) In June 2024, our board of directors authorized a common stock repurchase program of up to $4.0 million. See Note 8. Stockholders’ Equity for further information. The Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented excludes excise taxes and broker’s commissions on share repurchases.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

On June 27, 2024, James A. Gustke, our Senior Vice President, Marketing, adopted a Rule 10b5-1 Trading Arrangement (as that term is defined in Regulation S-K, Item 408) providing for the sale from time to time of up to 18,656 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 27, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended July 31, 2024.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2025 Form 10-Q | 60

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Sixteenth Amended and Restated Certificate of Incorporation	Filed herewith

10.1	Amendment No.1 to Credit Agreement by and among the Company and Citizens Bank, N.A.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2025 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 6, 2024	By:	/s/ Eric B. Stang
Date: September 6, 2024	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2025 Form 10-Q | 62