Form 10-Q
period 2024-10-31
OOMA INC
filed 2024-12-10
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of November 29, 2024, there were 27.0 million shares of the registrant’s common stock outstanding.

Ooma | FY2025 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	October 31, 2024	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$17,131	$17,536
Accounts receivable, net	8,225	9,864
Inventories	13,177	19,782
Other current assets	16,556	16,497
Total current assets	55,089	63,679
Property and equipment, net	11,586	9,897
Operating lease right-of-use assets	15,329	17,041
Intangible assets, net	23,591	27,952
Goodwill	23,069	23,069
Other assets	20,940	17,615
Total assets	$149,604	$159,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,764	$7,848
Accrued expenses and other current liabilities	27,147	26,586
Deferred revenue	16,952	17,041
Total current liabilities	50,863	51,475
Long-term operating lease liabilities	12,211	13,676
Debt, net of current portion	3,000	16,000
Deferred revenue, non-current	24	15
Total liabilities	66,098	81,166
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	223,419	211,361
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(139,918)	(133,278)
Total stockholders’ equity	83,506	78,087
Total liabilities and stockholders’ equity	$149,604	$159,253

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Revenue:
Subscription and services	$60,135	$55,886	$178,090	$163,661
Product and other	4,992	3,970	13,665	11,400
Total revenue	65,127	59,856	191,755	175,061

Cost of revenue:
Subscription and services	18,006	15,993	53,120	46,174
Product and other	7,851	6,924	22,550	19,408
Total cost of revenue	25,857	22,917	75,670	65,582
Gross profit	39,270	36,939	116,085	109,479

Operating expenses:
Sales and marketing	19,223	17,912	57,960	54,744
Research and development	14,234	12,540	41,667	36,261
General and administrative	8,099	7,505	23,077	20,094
Total operating expenses	41,556	37,957	122,704	111,099
Loss from operations	(2,286)	(1,018)	(6,619)	(1,620)
Interest and other income, net	14	267	834	1,214
Loss before income taxes	(2,272)	(751)	(5,785)	(406)
Income tax (provision) benefit	(92)	3,036	(855)	2,636
Net (loss) income	$(2,364)	$2,285	$(6,640)	$2,230

Net (loss) income per share of common stock:
Basic and diluted	$(0.09)	$0.09	$(0.25)	$0.09

Weighted-average shares of common stock outstanding:
Basic	26,837,594	25,469,997	26,547,389	25,458,063
Diluted	26,837,594	25,990,264	26,547,389	26,052,180

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2024	October 31, 2023
Cash flows from operating activities:
Net (loss) income	$(6,640)	$2,230
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	13,475	10,838
Depreciation and amortization of capital expenditures	3,143	3,230
Amortization of intangible assets	4,361	2,226
Amortization of operating lease right-of-use assets	2,291	2,217
Gain on note conversion	(980)	—
Deferred income tax benefit	—	(3,234)
Facilities consolidation gain	—	(956)
Other	147	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	1,639	(1,903)
Inventories and deferred inventory costs	6,614	4,671
Prepaid expenses and other assets	(2,530)	(2,231)
Accounts payable, accrued expenses and other liabilities	(2,676)	(10,057)
Deferred revenue	(80)	(261)
Net cash provided by operating activities	18,764	6,765

Cash flows from investing activities:
Capital expenditures	(4,752)	(4,884)
Proceeds from maturities of short-term investments	—	2,750
Business acquisition, working capital adjustments	—	(28,910)
Net cash used in investing activities	(4,752)	(31,044)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,451	2,725
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(2,816)	(1,410)
Payments for repurchases of common stock	(2,052)	—
Repayments of long-term debt	(13,000)	—
Proceeds from issuance of long-term debt	—	18,000
Credit facility issuance costs	—	(301)
Net cash (used in) provided by financing activities	(14,417)	19,014
Net decrease in cash and cash equivalents	(405)	(5,265)
Cash and cash equivalents at beginning of period	17,536	24,137
Cash and cash equivalents at end of period	$17,131	$18,872

See notes to condensed consolidated financial statements

Ooma | FY2025 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988
Issuance of common stock under equity-based plans	167	—	—	167
Shares repurchased for tax withholdings on RSU vesting	(884)	—	—	(884)
Repurchases of common stock	(891)	—	—	(891)
Stock-based compensation	4,595	—	—	4,595
Changes in other comprehensive loss	—	1	—	1
Net loss	—	—	(2,137)	(2,137)
BALANCE - July 31, 2024	$219,393	$—	$(137,554)	$81,839
Issuance of common stock under equity-based plans	1,867	—	—	1,867
Shares repurchased for tax withholdings on RSU vesting	(1,192)	—	—	(1,192)
Repurchases of common stock	(1,161)	—	—	(1,161)
Stock-based compensation	4,517	—	—	4,517
Net loss	—	—	(2,364)	(2,364)
BALANCE - October 31, 2024	$223,424	$—	$(139,918)	$83,506

	Common stock		Accumulated	Stockholders'
Fiscal 2024	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2023	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,724	—	—	1,724
Shares repurchased for tax withholdings on RSU vesting	(431)	—	—	(431)
Stock-based compensation	3,500	—	—	3,500
Changes in other comprehensive loss	—	12	—	12
Net loss	—	—	(326)	(326)
BALANCE - April 30, 2023	$200,403	$(11)	$(132,769)	$67,623
Issuance of common stock under equity-based plans	164	—	—	164
Shares repurchased for tax withholdings on RSU vesting	(483)	—	—	(483)
Stock-based compensation	3,624	—	—	3,624
Changes in other comprehensive loss	—	6	—	6
Net income	—	—	271	271
BALANCE - July 31, 2023	$203,708	$(5)	$(132,498)	$71,205
Issuance of common stock under equity-based plans	837	—	—	837
Shares repurchased for tax withholdings on RSU vesting	(496)	—	—	(496)
Stock-based compensation	3,714	—	—	3,714
Changes in other comprehensive loss	—	4	—	4
Net income	—	—	2,285	2,285
BALANCE - October 31, 2023	$207,763	$(1)	$(130,213)	$77,549

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2025.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Subscription and services revenue	$60,135	$55,886	$178,090	$163,661
Product and other revenue	4,992	3,970	13,665	11,400
Total revenue	$65,127	$59,856	$191,755	$175,061

The Company derived approximately 62% and 58% of its total revenue from Ooma Business, and approximately 36% and 39% from Ooma Residential, for the three months ended October 31, 2024 and 2023, respectively. The Company derived approximately 61% and 57% of its total revenue from Ooma Business, and approximately 36% and 41% from Ooma Residential, for the nine months ended October 31, 2024 and 2023, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	October 31, 2024	January 31, 2024
Customer A	23%	33%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	October 31, 2024	January 31, 2024
Subscription and services	$16,894	$17,034
Product and other	82	22
Total deferred revenue	$16,976	17,056
Less: current deferred revenue	16,952	17,041
Deferred revenue, non-current	$24	$15

During the three and nine months ended October 31, 2024, the Company recognized revenue of approximately $2.0 million and $15.9 million, respectively pertaining to amounts deferred as of January 31, 2024. As of October 31, 2024, deferred revenue was primarily composed of subscription contracts invoiced during the first three quarters of fiscal 2025, as well as amounts recorded during fiscal 2024 for annual contracts.

Remaining Performance Obligations. As of October 31, 2024, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $30.3 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company had $17.1 million and $17.5 million in cash and cash equivalents as of October 31, 2024 and January 31, 2024, respectively.

Non-Marketable Equity Investments. As of October 31, 2024, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2025 Form 10-Q | 9

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2024	January 31, 2024
Finished goods	$8,898	$12,024
Raw materials	4,279	7,758
Total inventory	$13,177	$19,782

Other current and non-current assets

	As of
	October 31, 2024	January 31, 2024
Deferred sales commissions, current	$9,231	$8,579
Prepaid expenses and other	4,952	4,177
Convertible note receivable (see "GTC" below)	—	2,257
Other current assets	2,373	1,484
Total other current assets	$16,556	$16,497

Deferred sales commissions, non-current	$14,978	$15,257
Other assets	5,962	2,358
Total other non-current assets	$20,940	$17,615

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.5 million and $2.3 million for the three months ended October 31, 2024 and 2023, respectively, and $7.3 million and $6.7 million for the nine months ended October 31, 2024 and 2023, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest was due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. As of October 31, 2024, the Company had $0.4 million of prepaid inventory deposit and $0.8 million in non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. Per the terms of the note, in the event of an equity financing all of the outstanding principal and accrued but unpaid interest would be converted to a number of shares of standard preferred stock equal to the Conversion Amount divided by the Conversion Price. "Conversion Amount" is defined as outstanding principal plus unpaid accrued interest. "Conversion Price" is 70% of the per share price for the preferred stock. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations. The Company recorded the fair value of GTC preferred stock of $3.3 million as of October 31, 2024 to other assets in the condensed consolidated balance sheets.

Ooma | FY2025 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued expenses and other current liabilities

	As of
	October 31, 2024	January 31, 2024
Payroll and related expenses	$13,629	$12,301
Regulatory fees and taxes	5,234	4,598
Short-term operating lease liabilities	3,694	3,742
Customer-related liabilities	1,400	1,118
Other	3,190	4,827
Total accrued expenses and other current liabilities	$27,147	$26,586

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of October 31, 2024			As of January 31, 2024
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(4,933)	$15,685	$20,618	$(2,865)	$17,753
Customer relationships	5-7	16,545	(9,433)	7,112	16,545	(7,336)	9,209
Trade names	2-5	1,685	(891)	794	1,685	(695)	990
Total intangible assets		$38,848	$(15,257)	$23,591	$38,848	$(10,896)	$27,952

Amortization expense was $1.4 million and $0.8 million for each of the three months ended October 31, 2024 and 2023, respectively, and was $4.4 million and $2.2 million for each of the nine months ended October 31, 2024 and 2023, respectively.

At October 31, 2024, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2025 remainder	$1,406
2026	5,624
2027	5,068
2028	3,950
2029	3,030
Thereafter	4,513
Total	$23,591

Ooma | FY2025 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2024	January 31, 2024
Assets
Operating lease right-of-use assets	$15,329	$17,041
Total leased assets	$15,329	$17,041
Liabilities
Short-term operating lease liabilities	$3,694	$3,742
Long-term operating lease liabilities	12,211	13,676
Total lease liabilities	$15,905	$17,418

Weighted-average remaining lease term	5.4 years	6.0 years
Weighted-average discount rate	6.3%	6.2%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.6 million and $1.5 million for the three months ended October 31, 2024 and 2023, respectively, and $4.8 million and $4.3 million for the nine months ended October 31, 2024 and 2023, respectively. Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, in connection with the leased office facilities assumed during the second fiscal quarter of 2023 in the Company's acquisition of Junction Networks, Inc. ("OnSIP"), which the Company subsequently determined were not needed to support the future growth of its business. In the second quarter of fiscal 2024, upon the lessor's sale of the property, the Company wrote off the remaining $1.0 million lease liability related to the lease as facilities consolidation gain in general and administrative expense in the condensed consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Cash payments for operating leases	$962	$931	$2,871	$2,959
Right-of-use assets recognized in exchange for new operating lease obligations	$269	$1,718	$579	$6,619

As of October 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2024
2025 remainder	$973
2026	3,810
2027	4,077
2028	2,937
2029	2,742
Thereafter	4,630
Total future minimum lease payments	19,169
Less: imputed interest	(3,264)
Present value of lease liabilities	$15,905

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

Stock Options. Stock option activity for the nine months ended October 31, 2024 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2024	1,161	$10.14	$2,522
Granted	—	$—
Exercised	(242)	$5.99
Canceled	(4)	$11.24
Balance as of October 31, 2024	915	$11.23	$1,955
Vested and exercisable as of October 31, 2024	867	$10.93	$1,955

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2024 and 2023 was $0.8 million and $0.5 million, respectively. There were no stock options granted during the nine months ended October 31, 2024 and 2023.

Restricted Stock Units. RSU activity for the nine months ended October 31, 2024 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2024	2,075	$13.74
Granted	1,121	$8.69
Vested	(995)	$12.74
Canceled	(53)	$12.77
Balance as of October 31, 2024	2,148	$11.59

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the nine months ended October 31, 2024 and 2023, employees purchased 0.3 million and 0.2 million shares at a weighted-average price of $7.35 and $10.60 per share, respectively.

Stock Repurchase Plan. In June 2024, the Company's Board of Directors authorized a stock repurchase plan of repurchasing up to $4.0 million of the Company's common stock. Repurchases of our common stock may be effected, from time to time, in open market, negotiated or block transactions, or other means, in accordance with applicable securities laws. The timing and the amount of any repurchased common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase plan will be funded using our cash. Any repurchased shares of common stock will be retired. The plan does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. During the three and nine months ended October 31, 2024, we repurchased in the open market 105,994 shares and 204,209 shares of common stock for an aggregate amount of $1.2 million and $2.0 million, respectively. As of October 31, 2024, approximately $2.0 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

Ooma | FY2025 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended			Nine Months Ended
	October 31, 2024	October 31, 2023		October 31, 2024	October 31, 2023
Cost of revenue	$243	~~$~~	255	$784	$757
Sales and marketing	970		502	2,949	1,499
Research and development	1,382		1,200	4,122	3,496
General and administrative	1,922		1,757	5,620	5,086
Total stock-based compensation expense	$4,517	~~$~~	3,714	$13,475	$10,838

As of October 31, 2024, there was $24.2 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 1.8 years.

Note 9: Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.9 million during the three and nine months ended October 31, 2024, respectively, and an income tax benefit of $3.0 million and $2.6 million during the three and nine months ended October 31, 2023, respectively. The income tax provision recorded in the first three quarters of fiscal 2025 were primarily attributable to state income taxes. The income tax benefit recorded in the third quarter of fiscal 2024 was primarily attributable to the release of $3.2 million valuation allowance on certain preexisting deferred tax assets that were realized as a result of deferred tax liabilities assumed in the Company's acquisition of 2600hz, Inc. ("2600Hz") in October 2023. As of October 31, 2024, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of October 31, 2024, the Company had unrecognized tax benefits of approximately $11.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2024 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2024.

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

Note 10: Basic and Diluted Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net loss and net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Numerator
Net (loss) income	$(2,364)	$2,285	$(6,640)	$2,230
Denominator
Basic weighted average common shares	26,837,594	25,469,997	26,547,389	25,458,063
Potentially dilutive shares from equity plans	—	520,267	—	594,117
Diluted weighted-average common shares	26,837,594	25,990,264	26,547,389	26,052,180
Basic and diluted net (loss) income per share	$(0.09)	$0.09	$(0.25)	$0.09

Potentially dilutive securities of approximately 0.6 million and 0.5 million, respectively, for the three and nine months ended October 31, 2024, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2025 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of October 31, 2024 and January 31, 2024, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $6.3 million and $1.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider that contains total minimum purchase commitments the Company is obligated to of $11.9 million between March 2024 and February 2029 and a non-cancelable service agreement with a cloud service provider that contains total annual minimum purchase commitments the Company is obligated to of $1.1 million between March 2024 and February 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of October 31, 2024, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

As of October 31, 2024, the Company had $3.0 million in outstanding borrowings at the Term SOFR interest rate of 6.8%, which are recorded as debt, net of current portion in the condensed consolidated balance sheets. The funds were used for the acquisition of 2600hz, Inc. The Company is in compliance with the covenants contained in the Credit Agreement as of October 31, 2024. Accordingly, $27.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

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

The Company terminated the Key Bank Credit Agreement on June 7, 2023.

Ooma | FY2025 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13: Business Acquisition

On October 20, 2023, the Company acquired all outstanding stock of 2600Hz, a provider of business communications applications targeted at resellers and carriers. The Company acquired 2600Hz for total cash consideration of approximately $32.2 million (net of $1.8 million in cash acquired), subject to certain working capital adjustments. The acquisition did not have any contingency related payments.

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

The Company believes it is not practicable to separately identify earnings of 2600Hz on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the 2600Hz acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $62.0 million for the three months ended October 31, 2023, and approximated $182.0 million for the nine months ended October 31, 2023. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

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

Third Quarter Fiscal 2025 Financial Performance

•
Total revenue was $65.1 million, up 9% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 7% year-over-year, driven by user growth.
•
Total gross margin was 60%, comparable to 62% in the prior year quarter.
•
GAAP net loss was $2.4 million, compared to net income of $2.3 million in the prior year quarter reflecting continued investments in our operations and the income tax benefit realized in the prior year quarter due to the acquired intangible assets related to 2600Hz, which did not recur in the current quarter.
•
Adjusted EBITDA was $5.7 million, compared to $5.0 million in the prior year quarter.
•
As of October 31, 2024, we had total cash and cash equivalents of $17.1 million, compared to $17.5 million as of January 31, 2024.
•
As of October 31, 2024, we had total debt of $3.0 million, compared to $16.0 million as of January 31, 2024.

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

Ooma | FY2023 Form 10-Q | 18

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	October 31, 2024	October 31, 2023
Core users	1,242	1,241
Annualized exit recurring revenue (AERR)	$234,046	$224,865
Net dollar subscription retention rate	99%	99%
Adjusted EBITDA	$5,709	$4,990

Core Users increased year-over-year, which was primarily driven by growth in business users. As of October 31, 2024, Ooma Business users comprised approximately 41% of our total core users, up from 38% as of October 31, 2023. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue ("AERR") grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our Core Users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, the AERR includes the annual recurring revenue from 2600Hz.

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

Ooma | FY2025 Form 10-Q | 19

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets and acquisition related costs, stock-based compensation and related taxes, litigation costs, restructuring costs, gain on note conversion, and facilities consolidation gain.

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

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
GAAP net (loss) income	$(2,364)	$2,285	$(6,640)	$2,230
Reconciling items:
Interest and other (income) expense, net	(14)	(267)	146	(1,214)
Income tax provision (benefit)	92	(3,036)	855	(2,636)
Depreciation and amortization of capital expenditures	1,070	1,041	3,143	3,230
Amortization of intangible assets and acquisition-related costs	1,406	1,201	4,361	2,634
Stock-based compensation and related taxes	4,575	3,766	13,710	11,056
Litigation costs	75	—	170	300
Restructuring costs	869	—	1,579	—
Gain on note conversion	—	—	(980)	—
Facilities consolidation gain	—	—	—	(956)
Adjusted EBITDA	$5,709	$4,990	$16,344	$14,644

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing that we experienced due to supply chain constraints in the global macroeconomic environment and, increasing tariffs, as well as certain components becoming subject to end-of-life and we may not be able to fully offset such higher costs through price increases. Another factor is the high AirDial installation costs due to ramp up efforts. Accordingly, we expect our product and other gross margin will continue to be negatively impacted by these higher component costs and AirDial installation costs. We expect our product and other gross margin to continue to be negative for the foreseeable future.

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

Ooma | FY2025 Form 10-Q | 21

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Revenue:
Subscription and services	$60,135	$55,886	$178,090	$163,661
Product and other	4,992	3,970	13,665	11,400
Total revenue	65,127	59,856	191,755	175,061

Cost of revenue:
Subscription and services	18,006	15,993	53,120	46,174
Product and other	7,851	6,924	22,550	19,408
Total cost of revenue	25,857	22,917	75,670	65,582
Gross profit	39,270	36,939	116,085	109,479

Operating expenses:
Sales and marketing	19,223	17,912	57,960	54,744
Research and development	14,234	12,540	41,667	36,261
General and administrative	8,099	7,505	23,077	20,094
Total operating expenses	41,556	37,957	122,704	111,099
Loss from operations	(2,286)	(1,018)	(6,619)	(1,620)
Interest and other income, net	14	267	834	1,214
Loss before income taxes	(2,272)	(751)	(5,785)	(406)
Income tax (provision) benefit	(92)	3,036	(855)	2,636
Net (loss) income	$(2,364)	$2,285	$(6,640)	$2,230

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended			Nine Months Ended
	October 31, 2024	October 31, 2023		October 31, 2024	October 31, 2023
Cost of revenue	$248	~~$~~	260	$806	$780
Sales and marketing	985		511	3,006	1,543
Research and development	1,404		1,217	4,211	3,574
General and administrative	1,938		1,778	5,687	5,159
Total stock-based compensation and related taxes	$4,575	~~$~~	3,766	$13,710	$11,056

Comparison of the three and nine months ended October 31, 2024 and 2023 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2024	October 31, 2023	Change		October 31, 2024	October 31, 2023	Change
Revenue:
Subscription and services	$60,135	$55,886	$4,249	8%	$178,090	$163,661	$14,429	9%
Product and other	4,992	3,970	1,022	26%	13,665	11,400	2,265	20%
Total revenue	$65,127	$59,856	$5,271	9%	$191,755	$175,061	$16,694	10%
Percentage of revenue:
Subscription and services	92%	93%			93%	93%
Product and other	8%	7%			7%	7%
Total	100%	100%			100%	100%

Ooma | FY2025 Form 10-Q | 22

Three months ended October 31, 2024 Compared to Three months ended October 31, 2023

We derived approximately 62% and 58% of our total revenue from Ooma Business and approximately 36% and 39% from Ooma Residential for the three months ended October 31, 2024 and 2023, respectively.

Subscription and services revenue increased $4.2 million or 8% year-over-year, primarily attributable to an increase in our core users, an increase in AirDial lines, and an increase in the average revenue per core user. Revenue increase year-over-year is also partially attributable to revenue contributed from 2600Hz, which we acquired at the end of third quarter of fiscal 2024.

Product and other revenue increased $1.0 million or 26% year-over-year, primarily attributable to an increase of AirDial units shipped, sale of accessories to Ooma Enterprise customers, and other revenue contributed from 2600Hz.

Nine months ended October 31, 2024 Compared to Nine months ended October 31, 2023

We derived approximately 61% and 57% of our total revenue from Ooma Business and approximately 36% and 41% from Ooma Residential for the nine months ended October 31, 2024 and 2023, respectively.

Subscription and services revenue increased $14.4 million or 9% year-over-year, primarily attributable to an increase in our core users, an increase in AirDial lines, and an increase in the average revenue per core user, driven by organic growth, which was in part due to higher sales to our Office and Enterprise customers, and revenue contributed from 2600Hz.

Product and other revenue increased $2.3 million or 20% year-over-year, primarily attributable to the increase of AirDial units shipped and sale of accessories to Ooma Enterprise customers.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2024	October 31, 2023	Change		October 31, 2024	October 31, 2023	Change
Cost of revenue:
Subscription and services	$18,006	$15,993	$2,013	13%	$53,120	$46,174	$6,946	15%
Product and other	7,851	6,924	927	13%	22,550	19,408	3,142	16%
Total cost of revenue	$25,857	$22,917	$2,940	13%	$75,670	$65,582	$10,088	15%
Gross profit:
Subscription and services	$42,129	$39,893	2,236	6%	$124,970	$117,487	$7,483	6%
Product and other	(2,859)	(2,954)	95	(3)%	(8,885)	(8,008)	(877)	11%
Total	$39,270	36,939	2,331	6%	$116,085	$109,479	$6,606	6%
Gross margin:
Subscription and services	70%	71%			70%	72%
Product and other	(57)%	(74)%			(65)%	(70)%
Total	60%	62%			61%	63%

Ooma | FY2025 Form 10-Q | 23

Three months ended October 31, 2024 Compared to Three months ended October 31, 2023

Subscription and services gross margin of 70% decreased year-over-year from 71%. Cost of subscription and services revenue increased $2.0 million or 13% year-over-year, primarily due to a $0.6 million increase in infrastructure costs, a $0.5 million increase in depreciation and amortization expense, a $0.4 million increase in personnel-related costs, and a $0.5 million increase in regulatory fees. Overall, the increase in the cost of subscription and services in part reflects growth of Ooma Business and an increase in infrastructure costs and amortization of acquired intangible assets related to 2600Hz.

Product and other revenue gross margin increased to negative 57% from negative 74% in the prior year period. The negative product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Nine months ended October 31, 2024 Compared to Nine months ended October 31, 2023

Subscription and services gross margin of 70% decreased year-over-year from 72%. Cost of subscription and services revenue increased $6.9 million year-over-year, primarily due to a $2.7 million increase in infrastructure costs, a $1.9 million increase in depreciation and amortization expense, a $1.4 million increase in regulatory fees, and a $1.3 million increase in personnel-related costs, partially offset by a $0.4 million decrease in supplies and equipment costs.

Product and other revenue gross margin increase to negative 65% from negative 70% in the prior year period, primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2024	October 31, 2023	Change		October 31, 2024	October 31, 2023	Change
Sales and marketing	$19,223	$17,912	$1,311	7%	$57,960	$54,744	$3,216	6%
Research and development	14,234	12,540	1,694	14%	41,667	36,261	5,406	15%
General and administrative	8,099	7,505	594	8%	23,077	20,094	2,983	15%
Total operating expenses	$41,556	$37,957	$3,599	9%	$122,704	$111,099	$11,605	10%

Three months ended October 31, 2024 Compared to Three months ended October 31, 2023

Sales and marketing expenses increased $1.3 million or 7% year-over-year, primarily due to a $1.3 million increase in personnel-related costs to scale with the overall growth of our business.

Research and development expenses increased $1.7 million or 14% year-over-year, primarily due to a $1.2 million increase in personnel and contractor related costs, driven by higher headcount, and a $0.7 million increase in restructuring costs, partially offset by a $0.2 million decrease in supplies and equipment costs.

General and administrative expenses increased $0.6 million or 8% year-over-year, primarily due to a $1.0 million increase in personnel-related costs to scale with the overall growth of our business, partially offset by a $0.4 million decrease in acquisition-related costs.

Nine months ended October 31, 2024 Compared to Nine months ended October 31, 2023

Sales and marketing expenses increased $3.2 million or 6% year-over-year, primarily due to a $4.4 million increase in personnel-related costs and a $0.2 million increase in amortization of intangible assets, partially offset by a $1.4 million decrease in advertising and marketing costs.

Research and development expenses increased $5.4 million or 15% year-over-year, primarily due to a $4.2 million increase in personnel-related costs, driven by higher headcount, a $1.2 million increase in restructuring costs, and a $0.3 million increase in allocated overhead costs, partially offset by a $0.3 million decrease in hosting costs.

General and administrative expenses increased $3.0 million or 15% year-over-year, primarily due to a $1.9 million increase in personnel-related costs, driven by higher headcount, an absence of a $1.0 million facility consolidation gain which did not recur in the current fiscal year, a $0.3 million increase in restructuring costs, partially offset by a $0.4 million decrease in acquisition-related costs.

A significant portion of the year-over-year increase in personnel-related costs and amortization of intangible assets for operating expenses was due to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Ooma | FY2025 Form 10-Q | 24

Liquidity and Capital Resources

As of October 31, 2024, we had $17.1 million of total cash and cash equivalents, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2024	October 31, 2023
Net cash provided by operating activities	$18,764	6,765
Net cash used in investing activities	(4,752)	(31,044)
Net cash (used in) provided by financing activities	(14,417)	19,014
Net decrease in cash and cash equivalents	$(405)	$(5,265)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2024	October 31, 2023
Net (loss) income	$(6,640)	2,230
Non-cash charges	22,437	14,316
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	1,639	(1,903)
Decrease in inventories and deferred inventory costs	6,614	4,671
Increase in prepaid expenses and other assets	(2,530)	(2,231)
Decrease in accounts payable, accrued expenses and other liabilities	(2,676)	(10,057)
Decrease in deferred revenue	(80)	(261)
Net cash provided by operating activities	$18,764	$6,765

For the nine months ended October 31, 2024, our net loss of $6.6 million included non-cash items of $22.4 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense and gain on note conversion. Operating asset and liability changes for the nine months ended October 31, 2024 included:

•
a decrease of $1.6 million in accounts receivable due to the timing of customer cash collections;
•
a decrease of $6.6 million in inventories and deferred inventory costs;
•
an increase of $2.5 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $2.7 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
a decrease of $0.1 million in deferred revenue.

Cash provided by operating activities for the nine months ended October 31, 2024 increased $12.0 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2025 Form 10-Q | 25

Investing Activities

For the nine months ended October 31, 2024, cash used in investing activities was $4.8 million, which consisted of capital expenditures of $4.8 million. Cash used in investing activities decreased $26.3 million year-over-year primarily due to the absence of cash outflow for the 2600Hz acquisition in the current periods, partially offset by receipt of proceeds from investment maturities in the first three quarters of fiscal 2024, which did not recur in the first three quarters of fiscal 2025.

Financing Activities

For the nine months ended October 31, 2024, cash used in financing activities was $14.4 million, which consisted of $13.0 million debt repayments, payments of $2.8 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $2.1 million under our stock repurchase plan, offset by proceeds of $3.5 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $33.4 million year-over-year, which primarily reflected a borrowing of $18.0 million under our Credit Agreement for the 2600Hz acquisition in fiscal 2024, which did not recur in the first three quarters of fiscal 2025, and repayments of borrowings outstanding under our Credit Agreement in fiscal 2025.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of October 31, 2024, we had $3.0 million of outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2024 Annual Report in the first three quarters of fiscal 2025.

Ooma | FY2025 Form 10-Q | 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three quarters of fiscal 2025. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to three years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. In addition, evolving state and federal laws, regulations, and rules, including the Federal Trade Commission’s “Click-to-Cancel” Rule announced on October 16, 2024, aimed at making cancellation easier for customers, may result in greater numbers of customer terminations. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term. Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our core user growth, financial performance and results of operations, and thereby increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Additionally, several components used in our on-premise devices, end-point devices and new products such as Ooma AirDial are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase on tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China and related tensions, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

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

A significant portion of our Ooma Residential and Ooma Business product sales are made through a combination of direct sales and leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. Generally, our agreements with our retailers and reseller partners are not long-term and do not impose minimum sales requirements, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue and profit margins. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

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

Ooma | FY2025 Form 10-Q | 34

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

Our business, operating results and financial condition also depend, in part, on our ability to establish and maintain relationships through resellers, distributors, and strategic partners. A portion of our revenue is derived from sales made by these partners and any one of them may later decide to stop selling our products or to sell their own products or those of third parties that may be competitive with our products. A loss or reduction in sales of our products through these third-party intermediaries could adversely affect our revenue and other results of operations.

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
•
uncertainty as to the impact of higher tariff rates imposed by the United States on goods from other countries and tariffs imposed by other countries on U.S. goods, including the tariffs implemented and additional tariffs that have been proposed by the U.S. government on various imports from China, Canada, Mexico and the EU, and by the governments of these jurisdictions on certain U.S. goods, and any other possible tariffs that may be imposed on services such as ours, the scope and duration of which, if implemented, remain uncertain;
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

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors, have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, President-Elect Trump has indicated that his administration would potentially impose greater restrictions on free trade through significant increases in tariffs on goods imported into the United States, particularly from China, where we continue to source certain of our products and components. If such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards are placed on goods imported into the United States, or any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, and our revenue, gross margins, and results of operations may be materially harmed.

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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. We may have to increase inventory levels in the future in anticipation of potential new or increased tariffs on goods imported into the United States. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2025 Form 10-Q | 42

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

As of October 31, 2024, we had an aggregate of $3.0 million of outstanding indebtedness that will mature in 2026, all of which was incurred under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., and we may incur additional indebtedness in the future. In addition, as of October 31, 2024, we had $27.0 million available for borrowing under our revolving credit facility under the Credit Agreement, and from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for our level of indebtedness is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Ooma | FY2025 Form 10-Q | 43

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

Ooma | FY2025 Form 10-Q | 44

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

Ooma | FY2025 Form 10-Q | 45

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporation Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors. These and other provisions in our amended and restated certificate of incorporation and our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. While the Delaware Supreme Court determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act of 1933, as amended, against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation, and this may require significant additional costs associated with resolving such action in other jurisdictions.

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that is prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the United States and other countries, and retaliatory actions taken by Russia in response to such sanctions), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia would not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses

Ooma | FY2025 Form 10-Q | 59

resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended October 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
August 1, 2024 to August 31, 2024	14,467	$10.35	14,467	$2,971
September 1, 2024 to September 30, 2024	91,527	$11.00	91,527	$1,964
October 1, 2024 to October 31, 2024	—	$—	—	$1,964
Total	105,994	$10.91	105,994

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended October 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Other Information

The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.

On December 5, 2024, James A. Gustke, our Senior Vice President of Marketing, ceased serving as an executive officer of the Company. Following this change, Mr. Gustke continues to serve the Company in a full-time capacity as Senior Vice President of Marketing.

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

Ooma, Inc.
Date: December 9, 2024	By:	/s/ Eric B. Stang
Date: December 9, 2024	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2025 Form 10-Q | 62