Form 10-K
period 2025-01-31
OOMA INC
filed 2025-04-01
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $256 million, based upon the closing price reported for such date on the New York Stock Exchange.

27.6 million shares of common stock were issued and outstanding as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

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
•
the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure requirements;
•
our ability to borrow funds and access capital markets, as well as our ability to comply with the terms of our indebtedness and the possibility that we may incur indebtedness in the future;
•
the effects of industry trends on our results of operations;
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

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Ooma Telo, AirDial, Broadsmart, OnSIP, Talkatone, 2600Hz, and the Ooma logo referred to or displayed herein are trademarks of Ooma, Inc. and its consolidated subsidiaries. All other company and product names referred to herein may be trademarks of the respective companies with which they are associated.

Ooma | FY2025 Form 10-K | 3

PART I

Item 1. Business

Overview

Ooma provides leading communications services and related technologies that bring unique features, ease of use, and affordability to business and residential customers through our smart software-as-a-service (“SaaS”) and unified communications platforms. For businesses of all sizes, we deliver advanced voice and collaboration features including messaging, intelligent virtual attendants and video conferencing to help them run more efficiently. Ooma’s all-in-one replacement solution for analog phone lines helps businesses maintain mission-critical systems by moving connectivity to the cloud. For consumers, our residential phone service provides PureVoice high-definition voice quality, advanced functionality and integration with mobile devices.

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

We have experienced strong revenue growth in recent periods. Our total revenue was $256.9 million, $236.7 million, and $216.2 million in fiscal 2025, 2024, and 2023, respectively. As of January 31, 2025, our core users totaled 1,234,000 for Ooma Business and Ooma Residential. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters are located in Sunnyvale, California. Our primary website address is www.ooma.com.

Our Solutions

Ooma Business

Our mission is providing business communications services that are simple, easy to use, and deliver excellent value to small, medium-sized, and large companies. We offer a range of solutions to fit each business’ needs, along with personalized support to resolve any issues in deploying and maintaining Ooma services. We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, and OnSIP collectively as Ooma Business.

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

Ooma Office has three service plans, which are generally sold as monthly subscriptions:

Ooma | FY2025 Form 10-K | 4

Ooma Office Essentials provides a curated set of essential business phone features that enables teams to connect seamlessly with customers and co-workers, including: virtual receptionist, extension dialing, multi-device ring options, ring groups, call park, audio conferencing, digital fax, music-on-hold, intercom/paging, and voicemail-to-email audio files. The Office Mobile App allows virtual deployment without hardware, so users can make, receive and transfer phone calls, listen to voicemails, text, and manage their Ooma account on-the-go from any iOS or Android device.

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

Ooma Office Pro Plus is our top-tier service plan that offers everything in Ooma Office Pro while adding powerful employee and customer tools, including: advanced call management, call queuing for satisfying basic call center needs, hot-desking to facilitate hybrid work environments and shared workspaces, online bookings to schedule appointments and meetings, expanded videoconferencing options for Ooma Meetings, and integrations with general CRM systems such as Salesforce and Microsoft Dynamics 365, and industry specific CRM systems such as Clio and AgencyZoom, and many others.

Ooma Connect delivers fixed wireless internet connectivity to replace or back-up slow and costly DSL, satellite, and cable services. This solution consists of the Ooma Connect Base Station, which provides wireless internet through a nationwide advanced cellular network. Our Continuous Voice technology for internet back-up improves call quality by sending redundant voice streams across both the primary and wireless Internet link.

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

Ooma | FY2025 Form 10-K | 5

OnSIP

OnSIP provides UCaaS solutions designed to make communications approachable for smaller sized business, much like Ooma Office, allowing customers to utilize modern communications tools to enhance their business while streamlining deployment and ongoing management. OnSIP customers can choose between unlimited monthly plans and metered “pay as you go” plans.

2600Hz

Ooma provides business communications applications targeted at resellers and carriers through a technology platform called 2600hz, Inc. ("2600Hz"). 2600Hz has a global customer base leveraging the 2600Hz communications solution that provides UCaaS, Communications Platform as a Service ("CPaaS"), Call Center as a Service ("CCaaS") and carrier services applications. Additionally, the platform provides a robust set of APIs allowing extension integrations and customization.

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

Ooma Premier offers a suite of advanced calling features on a monthly or annual subscription basis, including: custom and anonymous call blocking, robo-call blocking, receiving incoming calls on the Ooma Mobile HD App, call forwarding, three-way conference calling, and a backup number. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan and voicemail transcription service.

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

Ooma | FY2025 Form 10-K | 6

Sales and Marketing

Our sales and marketing objectives are to grow our customer base and sell additional services to our existing customers using an integrated and multi-channel marketing approach. We continually test and refine our marketing and sales tactics to drive sales at a low customer acquisition cost.

Marketing and Advertising

Online. We use online marketing including search engine marketing, search engine optimization, online video, digital display advertising and social media to attract customers as they do online research for the products and services we offer. We continue to reach out to our prospect leads over time using e-mail and telemarketing.

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

Sales, Customers and Backlog

We have a diverse and growing customer base across a wide range of industries. Our business and residential products are sold through direct channels, retailers, value-added resellers, technology services distributors (TSDs) and other resellers. The direct channel, value-added resellers and master agents are our primary distribution channels for business customers. Direct channel and retail are our primary distribution channels for residential customers. Our direct sales force is focused on business sales and includes trained sales representatives located in the United States and Canada.

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. We also have strategic partnerships with third parties, such as T-Mobile, which enable us to sell our services and products to certain of their customers. No single customer accounted for 10% or more of our total revenue for fiscal 2025, 2024 and 2023.

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

Ooma | FY2025 Form 10-K | 7

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

Operations and Manufacturing

We currently serve most of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space from Equinix in certain cities in Europe, South Africa, and Asia Pacific. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility for most of our customers. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

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
Ability to effectively access reseller channels

We believe that we generally compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•
Established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;

Ooma | FY2025 Form 10-K | 8

•
Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp. (acquired by Ericsson), 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., and Alphabet Inc. (Google Voice); and
•
Traditional on-premise hardware business communications providers such as Cisco Systems, Inc. and Mitel, Inc.

All of these companies currently or may in the future host their solutions through the cloud.

Similarly, the market for our CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, such as Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), Plivo Inc., and Sinch Inc., and (ii) other software companies that compete with portions of these and CCaaS solutions, such as RingCentral Inc., 8x8 Inc., Dialpad Inc., Five9 Inc., and NICE Systems Ltd. Additionally, our AirDial product competes in the POTS replacement market, which is relatively new, rapidly developing and subject to change. We face competition from a range of companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., AT&T Inc. and Napco Security Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

See the section entitled “Risks Related to Our Business and Industry” in Item 1A. "Risk Factors" below for more information related to competition.

Human Capital

People and Culture. We view our people and our company culture as key to our success. We aim to attract and retain talented people representing diverse perspectives and skills, who are driven by our common core values encompassing the following:

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

From time to time during the year, we conduct confidential company-wide surveys to capture our employees’ views of the organization, company goals and job satisfaction, which our senior leadership team reviews and acts upon, as appropriate. Our employees are encouraged to engage with company leadership and openly raise concerns and questions, via our quarterly employee communications meeting with the CEO and senior management team. The Company also hosts Ooma Connections sessions across the organization to create more opportunities for employees to communicate, share ideas and learn about Ooma.

Social Impact and Employee Belonging. Our commitment to fostering a workplace that is diverse and fair, where all employees belong, is an integral part of who we are and how we operate. We seek to build a strong and caring culture of inclusion and lead with both passion and compassion. We believe our diversity makes us strong and internal employee committees such as our "Culture Team" provide an open door to all of our personnel who would like to actively contribute to these efforts of enriching our employee experience.

Compensation and Benefits. We aim to provide our employees competitive salaries and benefit programs that help meet the varying needs of our workforce. These programs include an employee stock purchase plan, equity awards and bonuses, a 401(k) retirement plan with a company match, healthcare benefits, time off and family leave policy, and flexible work arrangements. We conduct annual benchmarking to assess our compensation and benefit programs against those of our peers and general industry trends.

Community Support. We believe in giving back and promoting community outreach through corporate giving and employee volunteerism. Through our “Culture Team”, we partner with certain non-profit organizations to help support several local communities. Through our "Corporate Match Program", we support employee charitable donations by matching charitable donations of up to a certain amount per employee per fiscal year.

Ooma | FY2025 Form 10-K | 9

Employees and Contractors

As of January 31, 2025, we had a total of 1,186 employees and contractors, located primarily in the United States, Philippines and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement.

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by United States and international copyright laws. As of January 31, 2025, we had 51 issued patents and 1 patent application pending in the United States and no patent applications pending in foreign jurisdictions. Our issued patents will expire approximately between 2031 and 2040. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

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

Federal Regulation. As a provider of internet communications services, we are subject to a number of FCC regulations. Among others, these regulatory obligations include: contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; mitigating robocalls; tracing illegal calls; performing know-your-customer due diligence; and porting phone numbers upon a valid customer request.

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

International Regulation. Our international operations are subject to laws and regulations in the countries in which we offer our services. Regulatory treatment of internet communications services outside the United States varies from country to country, is often unclear, and may be more onerous than imposed on our services in the United States. In Canada, our service is regulated by the Canadian Radio-television and Telecommunications Commission (“CRTC”) which, among other things, imposes requirements similar to the United States related to the provision of E-911 services in all areas of Canada where the traditional telephone carrier offers such 911 services. Our regulatory obligations in foreign jurisdictions could have a material adverse effect on our ability to expand internationally, and on the use of our services in international locations.

Ooma | FY2025 Form 10-K | 10

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
•
We rely significantly on retailers, reseller partnerships, and technology services distributors (TSDs) to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.
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

Ooma | FY2025 Form 10-K | 11

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

Ooma | FY2025 Form 10-K | 12

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

Ooma | FY2025 Form 10-K | 13

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

We currently serve the majority of our customers from data centers in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in Europe, South Africa, and Asia Pacific and serve some of our customers from cloud service providers. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

As the majority of our customers pay for our subscriptions through credit and debit cards, weakness in certain segments of the credit markets and in the United States and global economies has resulted in and may in the future result in increased numbers of rejected credit and debit card payments and business failures, which could materially affect our business by increased customer defaults or cancellations. If small and medium-sized businesses experience financial hardship or declare bankruptcy as a result of a weak economy, defaults by financial institutions, or for any other reason, the overall demand for our subscriptions could be materially and adversely affected.

Ooma | FY2025 Form 10-K | 14

If we are unable to develop, acquire and/or sell new, or enhance existing, products, services or applications on a timely and cost-effective basis, our business, financial condition, and results of operations may be materially and adversely affected.

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement. To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2025, we derived approximately 61% of our revenue from Ooma Business and approximately 36% from Ooma Residential and expect they will continue to account for most of our revenue for the foreseeable future.

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

Ooma | FY2025 Form 10-K | 15

We rely significantly on retailers, reseller partnerships, and TSDs to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.

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

We primarily contract with manufacturers in China, Vietnam and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as global conflicts and other factors.

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

Additionally, several components used in our on-premise devices, end-point devices and new products are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase in tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China, Vietnam and other countries in Asia. Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China and related tensions, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our contract manufacturers and suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets. Hence, greater restrictions and/or disruptions of our contract manufacturers’ suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins and a potential need to increase our pricing which may decrease demand for our products and thereby adversely impact our revenue or profitability.

Ooma | FY2025 Form 10-K | 16

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors, have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the new U.S. administration recently announced tariffs on goods imported from China, where we source many of our products and components. Due to such increased or additional tariffs or other restrictions, quotas, embargoes, or safeguards being placed on goods imported into the United States, and any related counter-measures are taken by other countries, we may have to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, any of which could negatively impact our revenue, gross margins, and results of operations may be materially harmed.

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

Ooma | FY2025 Form 10-K | 17

A ransomware attack or other security breach could delay or interrupt service to our customers, compromise the integrity of our systems or data that we collect, result in the loss of our intellectual property or confidential information, harm our reputation, or subject us to significant liability.

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service ("DDOS cyberattacks"), and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. We may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodology. For example, the industry experienced an increase in cyberattacks in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

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

Ooma | FY2025 Form 10-K | 18

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

Some of our competitors have been acquired, and may in the future consolidate with or be acquired by, other companies and competitors. Some of our competitors may also enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to downward pricing pressure and our loss of market share, and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

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

The market for our CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, and (ii) other software companies that compete with portions of these and CCaaS solutions. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Additionally, in connection with our AirDial product offering, we face competition in the POTS replacement market from a range of other companies, such as Verizon Communications Inc., Granite Telecommunications LLC, MetTel Inc., AT&T Inc. and Napco Security Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

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

Ooma | FY2025 Form 10-K | 19

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

Ooma | FY2025 Form 10-K | 20

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

We rely on purchased or leased hardware and software licensed from third parties in order to offer our services. In some cases, we integrate third-party licensed software components into our platforms. Failure to integrate successfully could result in increased expenses, errors, and delays. Third-party hardware and software, or future technology we may want to license, may not continue to provide competitive features and functionality or be available to us at reasonable prices or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Ooma | FY2025 Form 10-K | 21

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

We offer customer support through both our online account management website and our toll-free customer support number. Our customer support is currently provided via a third-party provider located in the Philippines, as well as by our U.S. employees. The ability to support our customers may be disrupted by natural disasters, inclement weather, civil unrest, strikes, terrorism, breaches of data security, and other adverse events. A significant service outage may cause a high volume of customer support inquiries, and our third‑party customer service center may not be able to respond to such inquiries in a timely manner, which would adversely impact our ability to deliver on our customer commitments. We currently offer support almost exclusively in English. As we have expanded our operations internationally, we have made and will need to continue to make significant expenditures and investments in our customer service and support to adequately address the complex needs of international customers, such as support in multiple foreign languages. Industry consolidation among customer service providers may impact our ability to obtain these services or increase our costs for these services.

If we fail to continue developing our brand or our reputation is harmed, our business may suffer.

We believe that continuing to strengthen our current brand will be critical to achieving widespread acceptance of our services and will require continued focus on active marketing efforts. The demand for and cost of online and traditional advertising has been increasing and may continue to increase. Accordingly, we may need to increase our investment in, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expense in an unsuccessful attempt to promote and maintain our brand, our business could be materially and adversely affected.

Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources, as well as computer and other business publications. Negative reviews, or reviews in which our competitors’ products and services are rated more highly than our solutions, could negatively affect our brand and reputation. From time to time, our customers have expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our services operate. If we do not handle customer complaints effectively, our brand and reputation may suffer, we may lose our customers’ confidence, and they may choose to terminate, reduce or not to renew their subscriptions. In addition, many of our customers participate in social media and online blogs about internet-based services, including our services, and our success depends in part on our ability to minimize negative and generate positive customer feedback through such online channels where existing and potential customers seek and share information. If actions we take or changes we make to our services do not receive a favorable reception from these customers, their posts could negatively affect our brand and reputation. Complaints or negative publicity about our services or customer service could materially and adversely impact our ability to attract and retain customers and our business, financial condition and results of operations.

Ooma | FY2025 Form 10-K | 22

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

We have incurred net losses since our inception, including net loss of approximately $6.9 million in fiscal 2025. We have expended significant resources to develop, market, promote, grow our customer base and sell our products and solutions and we expect to continue investing for future growth. Although we generated cash from operations of $26.6 million for fiscal 2025, we cannot assure you that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Achieving profitability will require us to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth and growth of our active user base may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), our achievement of greater market penetration, a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, investors’ perceptions of our business may be adversely affected, our financial performance will be harmed and our stock price could be volatile or decline.

Ooma | FY2025 Form 10-K | 23

Our quarterly and annual results have fluctuated in the past and may continue to do so. As a result, we may fail to meet or to exceed the expectations of analysts or investors, which could cause our stock price to fluctuate.

Our quarterly and annual results of operations and cash flows have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors, many of which are outside of our control, including:

•
fluctuations in demand for, pricing of, or usage of, our products, including due to the effects of global macroeconomic conditions, tariffs and other trade restrictions, competition, and differing levels of demand for our products based on changing customer priorities, resources, financial conditions and economic outlook;
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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations and cash flows. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net loss and margins in the short term. If we fail to meet or exceed the expectations of securities analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

Ooma | FY2025 Form 10-K | 24

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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. We may have to increase inventory levels in the future in anticipation of new or increased tariffs on goods imported into the United States. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2025 Form 10-K | 25

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

As of January 31, 2025, we had $30.0 million available for borrowing under our revolving credit facility under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., with no outstanding indebtedness. Additionally, from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for any future indebtedness we incur will be dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Any future level of indebtedness could have important consequences, including the following:

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

In addition, we and our subsidiaries may be able to incur substantial indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the terms of our other indebtedness. Our ability to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

Our existing credit agreement imposes operating and financial restrictions on us.

The Credit Agreement imposes various operating and financial restrictions on us, including covenants that limit our ability and the ability of certain subsidiaries to:

•
Incur debt;
•
Create liens on certain assets to secure debt;
•
Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•
Make certain investments or acquisitions or dispositions of assets;
•
Enter into certain sale and leaseback transactions;

Ooma | FY2025 Form 10-K | 26

•
Enter into certain swap agreements;
•
Pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;
•
Enter into certain transactions with affiliates; and
•
Make certain material amendments to any subordinated debt agreement or our certificate of incorporation or bylaws.

In addition, we have agreed that we will not permit our recurring revenue or our liquidity to decrease below certain specified levels. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of any related indebtedness. If a default occurs, our lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured in the future, proceed against any collateral securing that indebtedness.

Our ability to make payments on and to refinance any future indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash will be subject to general economic, financial, competitive, legislative, regulatory and other factors, some of which are beyond our control. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense related to that refinanced indebtedness would increase. Our future cash flow, cash on hand or available borrowings may not be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service or repay our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. These actions may not be effected on a timely basis or on satisfactory terms or at all, or these actions may not enable us to continue to satisfy our capital requirements. In addition, the Credit Agreement contains, and any of future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debts.

Our level of indebtedness could adversely affect our financial condition.

As of January 31, 2025, we had no outstanding indebtedness under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A. We may incur indebtedness in the future. As of January 31, 2025, we had $30.0 million available for borrowing under our revolving credit facility under the Credit Agreement, and from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for any future level of indebtedness will be dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

Any future level of indebtedness could have important consequences, including the following:

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

Ooma | FY2025 Form 10-K | 27

Our ability to access additional funding under our revolving credit facility will depend upon, among other things, the absence of a default under such facility, including any default arising from a failure to comply with the related covenants. If we are unable to comply with such covenants, our liquidity may be adversely affected.

In addition, we and our subsidiaries may be able to incur substantial indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the terms of our other indebtedness. Our ability to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including the notes, and meet our other obligations.

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

Our Ooma Residential products and services are sold primarily to individuals and families. With the growth of mobile technologies, many consumers have chosen to eliminate their home telephone service as alternative services have proliferated. Our ability to continue growing our user base depends on our ability to convince customers and potential customers that our service is sufficiently useful and cost-effective, that it makes sense to maintain or establish home telephone services with us over other alternatives. Our growth could slow as it has in recent periods and our financial condition could be adversely affected if the trend of eliminating home telephone service continues or accelerates.

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

Ooma | FY2025 Form 10-K | 28

We could incur significant costs, both monetary and with respect to management's time and attention, to investigate and remediate a data security breach. Because our onboarding and billing functions are conducted primarily through a single data center, any security breach in that data center may cause an interruption in our business operations. If any of these events occurs, or is believed to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and improve and enhance our security measures, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business, including our ability to provide maintenance and support services to our channel partners and end-customers, may be impaired. If current or prospective channel partners and end-customers believe that our systems and solutions do not provide adequate security for their businesses' needs, our business and our financial results could be harmed. Actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Many of our services depend on our customers’ broadband access to the internet, usually provided through a cable or digital subscriber line, or DSL, connection. In addition, users who access our services and applications through mobile devices, such as smartphones and tablets, must have a high-speed connection, such as Wi-Fi, 3G, 4G, 5G or LTE, to use our services and applications. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent phone companies, cable companies and wireless companies. Increasing numbers of users and increasing bandwidth requirements may degrade the performance of internet and mobile infrastructure, resulting in outages or deteriorations in connectivity and negatively impacting the quality with which we can deliver our solutions. As our customer base grows and their usage of communications capacity increases, we will be required to make additional investments in network capacity to maintain adequate data transmission speeds, the availability of which may be limited, or the cost of which may be on terms unacceptable to us. If adequate capacity is not available to us as our customers’ usage increases, our network may be unable to achieve or maintain sufficiently high data transmission capacity, reliability or performance. Furthermore, as the rate of adopting new technologies increases, the networks on which our services and applications rely may not be able to sufficiently adapt to the increased demand for these services, including ours. In the past, we have experienced disruptions to our service and were able to restore service without incurring material expenses. Outages to date have not materially affected our results of operations. However, the costs incurred in correcting root causes for service outages may be substantial and these and other related consequences such as being required to issue refunds to our customers or to defend against customer claims for damages or other legal liability could negatively impact our results of operations.

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

Ooma | FY2025 Form 10-K | 29

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

A majority of our customers authorize us to bill their credit card accounts directly for service fees that we charge. If people pay for our services with stolen credit cards, we have in the past and may in the future incur substantial third-party vendor costs for which we may not be reimbursed. Further, our customers provide us with credit card billing information online or over the phone, and we do not review the physical credit cards used in these transactions, which increases our risk of exposure to fraudulent activity. We also incur charges, which we refer to as chargebacks, from the credit card companies’ claims that the customer did not authorize the credit card transaction to purchase our service. If the number of unauthorized credit card transactions becomes excessive, we could be assessed substantial fines for excess chargebacks and we could lose the right to accept credit cards for payment. We have also been affected by the credit card breaches at various retail stores, which have caused millions of consumers to cancel credit cards as a result of the breach. We have found that some consumers do not renew their services after a card cancellation, which can have a material negative impact on our revenue. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time.

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

Ooma | FY2025 Form 10-K | 30

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

Ooma | FY2025 Form 10-K | 31

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

Ooma | FY2025 Form 10-K | 32

Regulatory and Tax Matters

Our services are subject to regulation and future legislative or regulatory actions could adversely affect our business and expose us to liability.

Federal Regulation. Our business is regulated by the FCC. As a communication services provider, we are subject to FCC regulations relating to privacy, disability access, law enforcement access, porting of numbers, revenue reporting, Federal USF contributions and other regulatory assessments, E‑911, outage notifications, robocall mitigation, call traceback and know your customer requirements, and other matters. We may also be subject to potential liability for the illegal or fraudulent activities of our customers and end users. Although our terms and conditions prohibit illegal and fraudulent use of our services, our customers and end users may nonetheless engage in prohibited activities in violation of applicable law. If we do not comply with FCC rules and regulations, or if our customers and end users engage in illegal activity using our services, we could be subject to FCC enforcement actions, substantial fines, loss of licenses, repayment of funds, potential private right of actions and possibly restrictions on our ability to operate or offer certain of our services. Any enforcement action by the FCC, which may include a public process, would hurt our reputation in the industry, possibly impair our ability to sell our services to customers and could have a materially adverse impact on our revenue.

State Regulation. We are also subject to state consumer protection laws, as well as U.S. state, municipal and local sales, use, excise, utility user and ad valorem taxes, fees or surcharges. The imposition of such regulatory obligations or the imposition of additional taxes on our services could increase our cost of doing business and limit our growth.

International Regulation. Our international operations subject us to telecommunications, consumer protection, data privacy and other laws and regulations in the foreign countries where we offer our services. Our international operations are potentially subject to country-specific government regulation and related actions that may increase our costs and prevent us from offering or providing our products and services in certain countries. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

The adoption of additional 911 requirements by the FCC could increase our costs that could make our service more expensive, decrease our profit margins, or both.

We may not be able to comply with additional 911 requirements adopted by the FCC for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services were required to supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the United States. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors, could have a material adverse effect on our business, financial condition or operating results. For example, we may incur additional costs in order to comply with the FCC’s outage notification requirements effective April 15, 2025. In addition, customers may attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages, subject to any limitations on a provider's liability provided by applicable laws, regulations, and our customer agreements.

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

Ooma | FY2025 Form 10-K | 33

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

We rely on a variety of marketing techniques in connection with our sales efforts, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. The FCC continues to adopt and consider additional rules related to robocalling, robotexting, and autodialing. For example, in December 2023, the FCC adopted a one-to-one consent rule requiring companies to obtain consent from consumers to receive automated or robotic calls or texts only from one specific good or service provider at a time. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. For example, on January 24, 2025, the FCC postponed the one-to-one consent requirements until January 26, 2026, due to challenges to the new rule in the United States Court of Appeals for the Eleventh Circuit. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restrict our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation, which would adversely affect our financial performance and significantly harm our reputation and our business.

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

Ooma | FY2025 Form 10-K | 34

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

In the United States and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and an increasing number of states are adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. Legislators and regulators in the United States and elsewhere are also increasingly focused on privacy protections for minors under 18 years of age. While we do not knowingly provide products or services directly to children under the age of 16, proposed legislation may impose new obligations on online services which may be accessed by older teens, including, in some cases, 16- and 17-year-old children.

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

Ooma | FY2025 Form 10-K | 35

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

The increasing growth and popularity of internet voice communications heighten the risk that governments will regulate or impose new or increased fees or taxes on internet voice communications services. To the extent the use of our services continues to grow, regulators may be more likely to seek to regulate or impose new or additional taxes, surcharges or fees on our services. Similarly, advances in technology, such as improvements in locating the geographic origin of internet voice communications or applications of AI to our products and services, could cause our services to become subject to additional regulations, fees or taxes, or could require us to invest in or develop new technologies, which may be costly. In addition, as we continue to expand our user base and offer more services, we may become subject to new regulations, taxes, surcharges or fees. Increased regulatory requirements, taxes, surcharges or fees on internet voice communications services, which could be assessed by governments retroactively or prospectively, would substantially increase our costs, and, as a result, our business would suffer. Development and use of AI is subject to increasing regulation and scrutiny. Several jurisdictions around the globe, including certain U.S. states and the EU, have proposed, enacted, or are considering laws governing the development and use of AI. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) insights or trainings generated through the use of AI where they allege the company has violated privacy and consumer protection laws. If we do not develop or incorporate AI in a manner in compliance with applicable and evolving regulations, and consistent with customer expectations, it may result in an adverse impact to our reputation, our business may be less efficient, or we may be at a competitive disadvantage. In addition, the tax status of our services could subject us to conflicting taxation requirements and complexity with regard to the collection and remittance of applicable taxes. Any such additional taxes could harm our results of operations.

Ooma | FY2025 Form 10-K | 36

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

Ooma | FY2025 Form 10-K | 37

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exceptions, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our services. There is uncertainty as to what constitutes sufficient “in-state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area. The application of existing, new, or future laws, whether in the United States or internationally, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

As of January 31, 2025, we had federal net operating loss carryforwards of approximately $25.1 million available to offset future income, of which the entirety may be carried forward indefinitely. We also had state net operating loss carryforwards of $70.5 million which will expire in various amounts beginning in fiscal 2030. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in fiscal 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2025 Form 10-K | 38

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2025. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE.

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

Ooma | FY2025 Form 10-K | 39

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

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, stockholders would receive a return on their investment in our common stock only if the market price of our common stock increases before they sell their shares.

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

Ooma | FY2025 Form 10-K | 40

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, the provisions of Section 203 of the Delaware General Corporation Law may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of our board of directors. These and other provisions in our amended and restated certificate of incorporation and our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price investors might be willing to pay for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

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

We have been subject to class action litigation in the past, and may be subject to other litigation in the future.

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

Ooma | FY2025 Form 10-K | 41

The impact of any future global health crisis or pandemics could disrupt and cause harm to our business, operating results, or financial condition.

The occurrence of any global health crisis or pandemic could result in suspending travel and restrict the ability to do business in person, which could impact our sales and marketing efforts and our ability to attract new customers and successfully implement our services in a timely manner. In addition, any future global health crisis or pandemic could disrupt the operations of our customers, partners, contract manufacturers, suppliers and other third-party providers. If we are not able to respond to and manage the impact of such events effectively and if the macroeconomic conditions of the general economy or the industry in which we operate do not improve, or worsen from present levels, our business, operating results, financial condition and cash flows could be adversely affected.

Catastrophic events or political instability could disrupt and cause harm to our business, operating results, or financial condition.

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that is prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in China, Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia will not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may endure system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Ooma | FY2025 Form 10-K | 42

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

The "Risk Factors" section includes further detail about the material cybersecurity risks we face. We believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date.

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

We lease space from third-party data centers under co-location agreements that support our cloud infrastructure, the most significant locations being San Jose, California; Dallas, Texas; Ashburn, Virginia; as well as several locations domestically and internationally.

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

Ooma | FY2025 Form 10-K | 43

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of March 31, 2025, there were approximately 53 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph. The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2020 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 31, 2025, the last trading day of our fiscal year 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ooma, Inc., the NYSE Composite Index
and the NASDAQ Telecommunications Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/20
1/21
1/22
1/23
1/24
1/25
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

Sales of Unregistered Securities. Not applicable.

Use of Proceeds. Not applicable.

Ooma | FY2025 Form 10-K | 44

Purchases of Equity Securities by Issuer and Affiliated Purchasers.

The following table presents information with respect to our repurchase of common stock during the quarter ended January 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
November 1, 2024 to November 30, 2024	—	$—	—	$1,964
December 1, 2024 to December 31, 2024	162,616	$14.85	162,616	$9,550
January 1, 2025 to January 31, 2025	—	$—	—	$9,550
Total	162,616	$14.85	162,616

(1) In June 2024, our board of directors authorized a common stock repurchase program of up to $4.0 million. In December 2024, our board of directors approved an increase to our share repurchase program of an additional $10.0 million. For further information, see Note 8. Stockholders’ Equity to our financial statements for the fiscal year ended January 31, 2025. The Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented excludes excise taxes and broker’s commissions on share repurchases.

ITEM 6. [Reserved]

Ooma | FY2025 Form 10-K | 45

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2025 as fiscal 2025, our fiscal year ended January 31, 2024 as fiscal 2024 and our fiscal year ended January 31, 2023 as fiscal 2023. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2025 and 2024 items and year-to-year comparisons between fiscal 2025 and 2024. Discussion regarding our financial condition and results of operations for fiscal 2024 as compared to 2023 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on April 2, 2024 (the "FY2024 Form 10-K").

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

Fiscal 2025 Financial Performance

•
Total revenue was $256.9 million, up 8% year-over-year, primarily driven by the continued growth of Ooma Business and the acquisition of 2600Hz in late October 2023.
•
Subscription and services revenue from Ooma Business grew 13% year-over-year, driven by user growth.
•
Total gross margin was 61%, down from 62% in fiscal 2024.
•
GAAP net loss was $6.9 million, compared to a net loss of $0.8 million in fiscal 2024,
•
GAAP net loss for fiscal 2024 includes tax benefit for the release of a $3.1 million valuation allowance resulting from the recording of certain intangible assets associated with the acquisition of 2600Hz, as well as a $1.0 million gain on consolidation of facility costs, partially offset by $0.7 million in acquisition related costs and $0.5 million of certain restructuring costs, which did not recur in fiscal 2025.
•
Non-GAAP net income was $18.0 million, compared to $15.4 million in fiscal 2024.
•
Adjusted EBITDA was $23.3 million, or 9% of revenue, compared to $19.8 million in fiscal 2024.
•
Cash flow provided by operating activities was $26.6 million, compared to $12.3 million in fiscal 2024.
•
As of January 31, 2025, we had total cash and cash equivalents of $17.9 million, up $0.4 million from $17.5 million as of January 31, 2024.
•
As of January 31, 2025, we had no outstanding debt, compared to $16.0 million as of January 31, 2024.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2025 Form 10-K | 46

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

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of January 31,
	2025	2024	2023
Core users	1,234	1,243	1,210
Annualized exit recurring revenue (AERR)	$234,086	$227,500	$206,700
Net dollar subscription retention rate (1)	98%	99%	99%
Adjusted EBITDA	$23,257	$19,842	$17,395

(1) Revised January 31, 2023 due to new methodology as described below

Core Users decreased year-over-year, which was primarily driven by a decline in Ooma Residential users, partially offset by an increase in Ooma Business users. As of January 31, 2025, Ooma Business users comprised approximately 41% of our total core users, up from 39% as of January 31, 2024. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue ("AERR") grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our core users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Beginning in the third quarter of fiscal 2024, AERR includes annual recurring revenue from 2600Hz.

Ooma | FY2025 Form 10-K | 47

Net Dollar Subscription Retention Rate

Effective in the first quarter of fiscal 2024, we transitioned to a new calculation methodology for our net dollar subscription retention rate (“NDRR”) as discussed below. Since the majority of our subscription revenue is now generated from Ooma Business customers, we believe the new methodology better reflects our operational performance during the reporting period and is more in alignment with the reporting of our industry peers. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

Prior to fiscal 2024, we calculated NDRR as a function of the year-over-year growth in average revenue per user and churn as further discussed in the FY2023 Form 10-K. Under the new methodology, we define our NDRR as (i) one plus (ii) the quotient of Net Dollar Change (as defined below) divided by Average Monthly Recurring Subscription Revenue (as defined below). We define “Net Dollar Change” as the quotient of (i) the difference of our Monthly Recurring Subscription Revenue (as defined below) at the end of a period minus our Monthly Recurring Subscription Revenue at the beginning of a period minus our Monthly Recurring Subscription Revenue at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscription Revenue as the average of the Monthly Recurring Subscription Revenue at the beginning and end of the measurement period. “Monthly Recurring Subscription Revenue” is defined as recurring subscription amounts from Ooma Residential and Ooma Business customers at the end of the most recent month, excluding recurring revenue from 2600Hz.

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

NDRR declined slightly year-over-year due to user churn offset by an increase in Average Monthly Recurring Subscription Revenue.

Adjusted EBITDA increased year-over-year in line with our revenue growth, representing approximately 9% and 8% of our total revenues for fiscal 2025 and fiscal 2024, respectively. We use Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets and acquisition related costs, stock-based compensation and related taxes, litigation costs, restructuring costs, gain on note conversion, and facilities consolidation (gain) charges.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider the impact of income tax provisions or benefits, other income/expense, stock-based compensation and related taxes, amortization of intangible assets and acquisition-related costs, restructuring costs and costs that are not recurring in nature; and
•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business; although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

Ooma | FY2025 Form 10-K | 48

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
GAAP net loss	$(6,901)	$(835)	$(3,655)
Reconciling items:
Interest and other income, net	181	(1,188)	(332)
Income tax provision (benefit)	760	(1,978)	(1,770)
Depreciation and amortization of capital expenditures	4,294	4,318	3,771
Amortization of intangible assets and acquisition-related costs	5,767	4,594	3,824
Stock-based compensation and related taxes	18,217	15,110	14,155
Litigation costs	340	300	—
Restructuring costs	1,579	477	—
Gain on note conversion	(980)	—	—
Facilities consolidation (gain) charges	—	(956)	1,402
Adjusted EBITDA	$23,257	$19,842	$17,395

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing due to supply chain constraints in the global macroeconomic environment and increasing tariffs, as well as certain components becoming subject to end-of-life, and we may not be able to fully offset such higher costs through price increases. Another factor is the high AirDial installation costs due to ramp up efforts. Accordingly, we expect our product and other gross margin will continue to be negatively impacted by these higher component costs and AirDial installation costs. We expect our product and other gross margin to continue to be negative for the foreseeable future.

Ooma | FY2025 Form 10-K | 49

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription and services	$238,641	$221,624	$199,105
Product and other	18,211	15,113	17,060
Total revenue	256,852	236,737	216,165

Cost of revenue:
Subscription and services	71,199	63,667	54,499
Product and other	29,635	25,838	24,018
Total cost of revenue	100,834	89,505	78,517
Gross profit	156,018	147,232	137,648

Operating expenses:
Sales and marketing	77,325	73,503	69,671
Research and development	54,287	49,935	45,939
General and administrative	31,346	27,795	27,795
Total operating expenses	162,958	151,233	143,405
Loss from operations	(6,940)	(4,001)	(5,757)
Interest and other income, net	799	1,188	332
Loss before income taxes	(6,141)	(2,813)	(5,425)
Income tax (provision) benefit	(760)	1,978	1,770
Net loss	$(6,901)	$(835)	$(3,655)

Cost of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenue	$1,049	$1,026	$986
Sales and marketing	3,969	2,276	2,068
Research and development	5,589	4,876	4,713
General and administrative	7,610	6,932	6,388
Total stock-based compensation expense	$18,217	$15,110	$14,155

Ooma | FY2025 Form 10-K | 50

Comparison of fiscal years 2025, 2024 and 2023 (dollars in tables are in thousands):

Revenue

	Fiscal Year Ended January 31,			Change
	2025	2024	2023	2025 vs. 2024
Revenue:
Subscription and services	$238,641	$221,624	$199,105	$17,017	8%
Product and other	18,211	15,113	17,060	3,098	20%
Total revenue	$256,852	$236,737	$216,165	$20,115	8%
Percentage of revenue:
Subscription and services	93%	94%	92%
Product and other	7%	6%	8%
Total	100%	100%	100%

Fiscal 2025 Compared to Fiscal 2024

We derived approximately 61% and 58% of our total revenue from Ooma Business and approximately 36% and 40% from Ooma Residential in fiscal 2025 and 2024, respectively.

Subscription and services revenue increased $17.0 million or 8% year-over-year, primarily attributable to an increase in the average revenue per core user, driven by organic growth, which was in part due to higher sales to our Office and Enterprise customers, revenue contributed from 2600Hz, which we acquired at the end of third quarter of fiscal 2024, and an increase in AirDial lines.

Product and other revenue increased $3.1 million or 20% year-over-year, primarily attributable to the increase of AirDial units shipped, sale of accessories to Ooma Enterprise customers, and professional service revenue from 2600Hz.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2025	2024	2023	2025 vs. 2024
Cost of revenue:
Subscription and services	$71,199	$63,667	$54,499	$7,532	12%
Product and other	29,635	25,838	24,018	3,797	15%
Total cost of revenue	$100,834	$89,505	$78,517	$11,329	13%
Gross margin:
Subscription and services	70%	71%	73%
Product and other	(63)%	(71)%	(41)%
Total	61%	62%	64%

Fiscal 2025 Compared to Fiscal 2024

Subscription and services gross margin of 70% decreased year-over-year from 71%. Cost of subscription and services revenue increased $7.5 million or 12% year-over-year, primarily due to a $2.7 million increase in infrastructure costs, a $1.6 million increase in personnel and contractor related costs, a $1.6 million increase in regulatory fees, a $1.8 million increase in intangible amortization expense and a $0.5 million increase in credit card processing fees, partially offset by a $0.5 million decrease in software and license costs and a $0.2 million decrease in travel costs. Overall, the year-over-year increase in the cost of subscription and services reflects both organic growth and growth related to our acquisition of 2600Hz in fiscal 2025.

Product and other revenue gross margin improved to negative 63% from negative 71% in the prior year period, primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Ooma | FY2025 Form 10-K | 51

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2025	2024	2023	2025 vs. 2024
Sales and marketing	$77,325	$73,503	$69,671	$3,822	5%
Research and development	54,287	49,935	45,939	4,352	9%
General and administrative	31,346	27,795	27,795	3,551	13%
Total operating expenses	$162,958	$151,233	$143,405	$11,725	8%

Fiscal 2025 Compared to Fiscal 2024

Sales and marketing expenses increased $3.8 million or 5% year-over-year, primarily due to a $4.7 million increase in personnel and contractor related costs, and a $0.6 million increase in commission costs, partially offset by a $1.5 million decrease in advertising and marketing expense.

Research and development expenses increased $4.4 million or 9% year-over-year, primarily due to a $3.8 million increase in personnel and contractor related costs, driven by higher headcount, a $0.7 million increase in restructuring costs, and a $0.1 million increase in allocated overhead costs, partially offset by a $0.2 million decrease in hosting costs.

General and administrative expenses increased $3.6 million or 13% year-over-year, primarily due to a $2.9 million increase in personnel-related costs, driven by higher headcount, an absence of a $1.0 million facility consolidation gain which did not recur in fiscal year 2025, a $0.3 million increase in restructuring costs, and a $0.3 million increase in allocated overhead costs, partially offset by a $0.9 million decrease in acquisition-related costs.

A significant portion of the year-over-year increase in personnel-related costs and amortization of intangible assets for operating expenses was due to the 2600Hz acquisition near the end of the third quarter of fiscal 2024.

Income Taxes

We recorded an income tax benefit of $3.1 million in fiscal 2024, offset by $1.1 million of income tax expense in fiscal 2024. The income tax benefits were related to certain preexisting deferred tax assets realized because of deferred tax liabilities assumed in our acquisition of 2600Hz in fiscal 2024, which did not recur in fiscal 2025.

Other Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income and Adjusted EBITDA. These non-GAAP financial measures are presented to provide investors with additional information regarding our financial results and core business operations. Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of our operating results and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted expenses or gains are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together. See page 57 for a discussion of Adjusted EBITDA.

Ooma | FY2025 Form 10-K | 52

The following table presents a reconciliation of GAAP net loss to non-GAAP net income for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
GAAP net loss	$(6,901)	$(835)	$(3,655)
Stock-based compensation and related taxes	18,217	15,110	14,155
Amortization of intangible assets and acquisition-related costs	5,767	4,403	3,824
Litigation costs	340	300	—
Restructuring costs	1,579	477	—
Gain on note conversion	(980)	—	—
Acquisition-related income tax benefit	—	(3,131)	(2,133)
Facilities consolidation (gain) charges	—	(956)	1,402
Non-GAAP net income	$18,022	$15,368	$13,593

Liquidity and Capital Resources

Our material cash requirements are discussed below under “Contractual Obligations and Commitments.” As of January 31, 2025, we had $17.9 million of total cash and cash equivalents and borrowing capacity of $30.0 million under our Credit Agreement, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The following table summarizes cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Net cash provided by operating activities	$26,606	$12,273	$8,773
Net cash used in investing activities	(6,447)	(35,328)	(6,146)
Net cash (used in) provided by financing activities	(19,824)	16,454	1,843
Net increase (decrease) in cash and cash equivalents	$335	$(6,601)	$4,470

Operating Activities

The following table provides selected cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Net loss	$(6,901)	$(835)	$(3,655)
Non-cash charges	30,313	21,735	22,245
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,824	(2,587)	434
Decrease (increase) in inventories and deferred inventory costs	6,639	6,341	(12,333)
Increase in prepaid expenses and other assets	(2,659)	(2,280)	(2,460)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(2,163)	(9,579)	4,509
(Decrease) Increase in deferred revenue	(447)	(522)	33
Net cash provided by operating activities	$26,606	$12,273	$8,773

For fiscal 2025, our net loss of $6.9 million included non-cash items of $30.3 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense and gain on note conversion. Operating asset and liability changes for fiscal 2025 included:

•
a decrease of $1.8 million in accounts receivable due to the timing of cash collections;
•
a decrease of $6.6 million in inventories and deferred inventory costs;

Ooma | FY2025 Form 10-K | 53

•
an increase of $2.7 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and the timing of prepayments; and
•
a net decrease of $2.2 million in accounts payable, accrued expenses and other liabilities due to the timing of payments
•
a decrease of $0.4 million in deferred revenue.

Cash provided by operating activities for fiscal 2025 increased $14.3 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Investing Activities

Cash used in investing activities was $6.4 million for fiscal 2025, which consisted of capital expenditures of $6.4 million. Cash used in investing activities was $35.3 million for fiscal 2024, which consisted of cash consideration paid for the 2600Hz business acquisition of $32.2 million, and capital expenditures of $6.2 million, partly offset by proceeds of $2.8 million from maturities of short-term investments. We did not have any acquisitions in fiscal 2025.

Financing Activities

Cash used in financing activities was $19.8 million for fiscal 2025, which consisted of $16.0 million in debt repayments, payments of $4.4 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $4.5 million under our stock repurchase plan, offset by proceeds of $5.1 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $36.3 million year-over-year, which primarily reflected a borrowing of $18.0 million under our Credit Agreement for the 2600Hz acquisition in fiscal 2024, which did not recur in fiscal 2025, and repayments of borrowings outstanding under our Credit Agreement in fiscal 2025.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of January 31, 2025, we had zero outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for our headquarters located in Sunnyvale, California, as well as office space and co-location data center facilities in several locations. As of January 31, 2025, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $19.1 million, with payments of $3.8 million due in the next 12 months and $15.3 million due thereafter. See Note 7: Operating Leases in the notes to our consolidated financial statements.

As of January 31, 2025 and 2024, non-cancelable inventory purchase commitments to our contract manufacturers and other suppliers totaled approximately $6.2 million and $1.1 million, respectively. Additionally, we have a non-cancelable service agreement with a telecommunications provider pursuant to which we are obligated to total minimum purchase commitments of $11.9 million between March 2024 and February 2029, of which $10.2 million was outstanding as of January 31, 2025, and a non-cancelable service agreement with a cloud service provider pursuant to which we are obligated to total annual minimum purchase commitments of $1.1 million between March 2024 and February 2025, of which $0.1 million was outstanding as of January 31, 2025.

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

Ooma | FY2025 Form 10-K | 54

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents. Due to the nature of these instruments, we do not believe that an immediate 10% shift in interest rates would have a material effect on interest income or expense.

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

Ooma | FY2025 Form 10-K | 55

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2025 Form 10-K | 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Ooma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Ooma | FY2025 Form 10-K | 57

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

Sufficiency of audit evidence over subscription revenue

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription and services revenue as well as product and other revenue. The Company’s subscription revenue recognition process is automated, and revenue is recorded through reliance on customized and proprietary information technology (IT) systems. The Company recorded $238.6 million of subscription and services revenue for the year ended January 31, 2025.

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

Santa Clara, California

April 1, 2025

Ooma | FY2025 Form 10-K | 58

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2025	January 31, 2024
Assets
Current assets:
Cash and cash equivalents	$17,871	$17,536
Accounts receivable, net	8,040	9,864
Inventories	13,068	19,782
Other current assets	17,198	16,497
Total current assets	56,177	63,679
Property and equipment, net	11,982	9,897
Operating lease right-of-use assets	15,311	17,041
Intangible assets, net	22,184	27,952
Goodwill	23,069	23,069
Other assets	20,472	17,615
Total assets	$149,195	$159,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,007	$7,848
Accrued expenses and other current liabilities	29,067	26,586
Deferred revenue	16,586	17,041
Total current liabilities	51,660	51,475
Long-term operating lease liabilities	12,234	13,676
Debt, net of current portion	—	16,000
Other long-term liabilities	23	15
Total liabilities	63,917	81,166
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 27.2 million and 26.0 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	225,452	211,361
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(140,179)	(133,278)
Total stockholders’ equity	85,278	78,087
Total liabilities and stockholders’ equity	$149,195	$159,253

See notes to consolidated financial statements.

Ooma | FY2025 Form 10-K | 59

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue:
Subscription and services	$238,641	$221,624	$199,105
Product and other	18,211	15,113	17,060
Total revenue	256,852	236,737	216,165

Cost of revenue:
Subscription and services	71,199	63,667	54,499
Product and other	29,635	25,838	24,018
Total cost of revenue	100,834	89,505	78,517
Gross profit	156,018	147,232	137,648

Operating expenses:
Sales and marketing	77,325	73,503	69,671
Research and development	54,287	49,935	45,939
General and administrative	31,346	27,795	27,795
Total operating expenses	162,958	151,233	143,405
Loss from operations	(6,940)	(4,001)	(5,757)
Interest and other income, net	799	1,188	332
Loss before income taxes	(6,141)	(2,813)	(5,425)
Income tax (provision) benefit	(760)	1,978	1,770
Net loss	$(6,901)	$(835)	$(3,655)

Net loss per share of common stock:
Basic and diluted	$(0.26)	$(0.03)	$(0.15)
Weighted-average shares of common stock outstanding:
Basic and diluted	26,685,598	25,573,288	24,506,525

See notes to consolidated financial statements.

Ooma | FY2025 Form 10-K | 60

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Loss	Deficit	Equity
BALANCE - January 31, 2022	23,936,193	$179,864	$(20)	$(128,788)	$51,056
Issuance of common stock under equity-based plans	1,174,532	3,397	—	—	3,397
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(114,633)	(1,554)	—	—	(1,554)
Stock-based compensation	—	13,903	—	—	13,903
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(3,655)	(3,655)
BALANCE - January 31, 2023	24,996,092	$195,610	$(23)	$(132,443)	$63,144
Issuance of common stock under equity-based plans	1,116,166	2,664	—	—	2,664
Shares repurchased for tax withholdings on vesting of RSUs	(137,387)	(1,741)	—	—	(1,741)
Stock-based compensation	—	14,833	—	—	14,833
Other comprehensive income	—	—	22	—	22
Net loss	—	—	—	(835)	(835)
BALANCE - January 31, 2024	25,974,871	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	2,048,283	5,056	—	—	5,056
Shares repurchased for tax withholdings on vesting of RSUs	(399,798)	(4,410)	—	—	(4,410)
Repurchases of common stock	(366,825)	(4,470)	—	—	(4,470)
Stock-based compensation	—	17,915	—	—	17,915
Other comprehensive income	—	—	1	—	1
Net loss	—	—	—	(6,901)	(6,901)
BALANCE - January 31, 2025	27,256,531	$225,457	$—	$(140,179)	$85,278

See notes to consolidated financial statements.

Ooma | FY2025 Form 10-K | 61

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Cash flows from operating activities:
Net loss	$(6,901)	$(835)	$(3,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	17,915	14,833	13,903
Depreciation and amortization of capital expenditures	4,294	4,317	3,771
Amortization of intangible assets	5,767	3,711	2,286
Amortization of operating lease right-of-use assets	3,074	2,966	2,978
Gain on note conversion	(980)	—	—
Deferred income tax benefit	—	(3,131)	(2,133)
Facilities consolidation (gain) charge	—	(956)	1,402
Other	243	(5)	38
Changes in operating assets and liabilities:
Accounts receivable, net	1,824	(2,587)	434
Inventories and deferred inventory costs	6,639	6,341	(12,333)
Prepaid expenses and other assets	(2,659)	(2,280)	(2,460)
Accounts payable, accrued expenses and other liabilities	(2,163)	(9,579)	4,509
Deferred revenue	(447)	(522)	33
Net cash provided by operating activities	26,606	12,273	8,773

Cash flows from investing activities:
Capital expenditures	(6,447)	(6,159)	(5,211)
Business acquisition	—	(31,919)	(9,771)
Proceeds from maturities of short-term investments	—	2,750	12,705
Purchases of short-term investments	—	—	(3,869)
Net cash used in investing activities	(6,447)	(35,328)	(6,146)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,056	2,664	3,397
Shares repurchased for tax withholdings on vesting of RSUs	(4,410)	(1,741)	(1,554)
Payments for repurchases of common stock	(4,470)	—	—
Repayment of long-term debt	(16,000)	(2,000)	—
Proceeds from issuance of long-term debt	—	18,000	—
Credit facility issuance costs	—	(469)	—
Net cash (used in) provided by financing activities	(19,824)	16,454	1,843
Net increase (decrease) in cash and cash equivalents	335	(6,601)	4,470
Cash and cash equivalents at beginning of period	17,536	24,137	19,667
Cash and cash equivalents at end of period	$17,871	$17,536	$24,137

Supplementary cash flow disclosure:
Cash paid for income taxes, net	$643	$765	$409
Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$205	$188	$243
Purchase price receivable for business acquisition (see Note 13)	$—	$—	$300

See notes to consolidated financial statements.

Ooma | FY2025 Form 10-K | 62

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2025, fiscal 2024, and fiscal 2023 refer to the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.

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
•
determination of the transaction price;
•
allocation of the transaction price to the performance obligations in the contract; and
•
recognition of revenue when, or as, the Company satisfies a performance obligation.

Ooma | FY2025 Form 10-K | 63

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Product and Other Revenue. Product and other revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, professional services revenue, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control is transferred. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and customer sales incentives are deemed to be variable consideration, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2025 and 2024, total reserves for product returns and sales incentives were approximately $1.1 million and $0.8 million, respectively.

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

Ooma | FY2025 Form 10-K | 64

Ooma, Inc.

Notes to Consolidated Financial Statements

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	January 31, 2025	January 31, 2024
Customer A	23%	33%

Accounts Receivable. Accounts receivable are recorded net of an allowance for doubtful accounts for expected credit losses. Allowances are recorded based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2025 and 2024, the allowance for doubtful accounts was $0.3 million and $0.3 million, respectively. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

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

Ooma | FY2025 Form 10-K | 65

Ooma, Inc.

Notes to Consolidated Financial Statements

Intangible Assets. Acquired intangible assets, which primarily consist of customer relationships, are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment Assessment. Long-lived assets, such as property and equipment, capitalized website development costs, intangible assets, goodwill, operating lease right-of-use assets, and non-marketable equity investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The Company evaluates goodwill for impairment annually during its fourth quarter of each fiscal year, or more frequently if and when circumstances indicate that goodwill may not be recoverable. The Company has a single reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole.

See Note 7: Leases for disclosure of impairment charges recorded in fiscal 2023. The Company did not record any material impairment charges for fiscal 2025 or fiscal 2024.

Advertising. Advertising costs are expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs are included in sales and marketing expense and were $15.9 million, $16.5 million and $16.4 million in fiscal 2025, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted. In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the new standard.

In November 2024, the FASB issued ASU 2024-03: Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. The ASU also requires disclosure of the total amount of selling expenses and our definition of selling expenses. The standard is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the new standard.

Ooma | FY2025 Form 10-K | 66

Ooma, Inc.

Notes to Consolidated Financial Statements

Recently Adopted Accounting Pronouncements.

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective February 1, 2024. While the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, it did result in additional disclosures. For more details, refer to Note 16 - Segment Information of this Annual Report on Form 10-K.

Note 3: Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Subscription and services revenue	$238,641	$221,624	$199,105
Product and other revenue	18,211	15,113	17,060
Total revenue	$256,852	$236,737	$216,165

The Company derived approximately 61%, 58% and 53% of its total revenue from Ooma Business and approximately 36%, 40% and 45% of its total revenue from Ooma Residential in fiscal 2025, 2024, and 2023, respectively.

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

	As of
	January 31, 2025	January 31, 2024
Subscription and services	$16,601	$17,034
Product and other	8	22
Total deferred revenue	$16,609	17,056
Less: current deferred revenue	16,586	17,041
Non-current deferred revenue included in other long-term liabilities	$23	$15

During fiscal 2025, the Company recognized revenue of approximately $17.0 million pertaining to amounts deferred as of January 31, 2024. As of January 31, 2025, the majority of the Company’s deferred revenue balance was composed of subscription contracts that were invoiced during the fourth quarter of fiscal 2025.

Remaining performance obligations. As of January 31, 2025, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $32.7 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

Note 4: Fair Value Measurements

As of January 31, 2025 and 2024, the Company had $17.9 million and $17.5 million in cash, respectively.

Non-Marketable Equity Investments. As of January 31, 2025, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

Ooma | FY2025 Form 10-K | 67

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Note 5: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2025	January 31, 2024
Finished goods	$9,156	$12,024
Raw materials	3,912	7,758
Total inventory	$13,068	$19,782

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2025	January 31, 2024
Computer hardware and software	3-4	$6,979	$6,995
Network and engineering equipment	3-5	9,391	7,504
Website development costs	3-5	11,782	9,046
Customer premise equipment	3-5	6,342	7,466
Office furniture and fixtures	5	204	204
Leasehold improvements	1-5	708	637
Total property and equipment		35,406	31,852
Less: accumulated depreciation and amortization		(23,424)	(21,955)
Property and equipment, net		$11,982	$9,897

Depreciation and amortization of property and equipment totaled $4.3 million, $4.3 million and $3.8 million in fiscal 2025, 2024 and 2023, respectively.

Other current and non-current assets

	As of
	January 31, 2025	January 31, 2024
Deferred sales commissions, current	$9,301	$8,579
Prepaid expenses and other	5,613	4,177
Convertible note receivable (see "GTC" below)	—	2,257
Other current assets	2,284	1,484
Total other current assets	$17,198	$16,497

Deferred sales commissions, non-current	$14,635	$15,257
Other assets	5,837	2,358
Total other non-current assets	$20,472	$17,615

Customer Acquisition Costs. Amortization of deferred sales commissions was $9.8 million, $9.0 million and $7.6 million in fiscal 2025, 2024 and 2023, respectively.

Ooma | FY2025 Form 10-K | 68

Ooma, Inc.

Notes to Consolidated Financial Statements

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC, a privately-held technology company, in exchange for a convertible promissory note that would convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest are due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. The Company made total payments to GTC for inventory purchases and related shipping costs of approximately $1.0 million and $0.4 million in fiscal 2025 and 2024, respectively. As of January 31, 2025 and 2024, the Company had $0.2 million and no non-cancelable inventory purchase commitments to GTC, respectively.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. Per the terms of the note, in the event of an equity financing all of the outstanding principal and accrued but unpaid interest would be converted to a number of shares of standard preferred stock equal to the Conversion Amount divided by the Conversion Price. "Conversion Amount" is defined as outstanding principal plus unpaid accrued interest. "Conversion Price" is 70% of the per share price for the preferred stock. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the consolidated statements of operations. The Company recorded the fair value of GTC preferred stock of $3.3 million as of January 31, 2025 to other assets in the consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	January 31, 2025	January 31, 2024
Payroll and related expenses	$15,415	$12,301
Regulatory fees and taxes	5,371	4,598
Short-term operating lease liabilities	3,713	3,742
Customer-related liabilities	1,401	1,118
Other	3,167	4,827
Total accrued expenses and other current liabilities	$29,067	$26,586

Note 6: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2025
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(5,591)	$15,027
Customer relationships	5-7	16,545	(10,131)	6,414
Trade names	2-5	1,685	(942)	743
Total intangible assets		$38,848	$(16,664)	$22,184

		As of January 31, 2024
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(2,865)	$17,753
Customer relationships	5-7	16,545	(7,336)	9,209
Trade names	2-5	1,685	(695)	990
Total intangible assets		$38,848	$(10,896)	$27,952

Amortization expense was $5.8 million, $3.7 million and $2.3 million in fiscal 2025, 2024 and 2023, respectively.

Ooma | FY2025 Form 10-K | 69

Ooma, Inc.

Notes to Consolidated Financial Statements

At January 31, 2025, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2026	$5,624
2027	5,068
2028	3,950
2029	3,030
2030	2,629
Thereafter	1,883
Total	$22,184

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2025	January 31, 2024
Assets
Operating lease right-of-use assets	$15,311	$17,041
Total leased assets	$15,311	$17,041
Liabilities
Short-term operating lease liabilities	$3,713	$3,742
Long-term operating lease liabilities	12,234	13,676
Total lease liabilities	$15,947	$17,418

Weighted-average remaining lease term	5.2 years	6.0 years
Weighted-average discount rate	6.3%	6.2%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Operating lease costs (1)	$5,025	$4,581	$4,030
Variable lease costs (2)	1,427	1,217	1,117
Total lease cost	$6,452	$5,798	$5,147

(1) Recognized on a straight-line basis over the lease term. Includes rent for leases with initial terms of twelve months or less, which were not material.

(2) Primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

Additionally, in the third quarter of fiscal 2023, the Company recorded facilities consolidation charges of $1.4 million to general and administrative expense, in connection with the leased office facilities assumed in the OnSIP acquisition that the Company subsequently determined were not needed to support the future growth of its business. In July 2023, upon the lessor's sale of the property, the Company wrote off the remaining $1.0 million lease liability related to the lease as facilities consolidation gain in general and administrative expense in the consolidated statements of operations.

Ooma | FY2025 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cash payments for operating leases	$3,845	$3,895	$3,563
Right-of-use assets recognized in exchange for new operating lease obligations	$1,344	$7,303	$2,599

As of January 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2025
2026	$3,810
2027	4,229
2028	3,697
2029	2,742
2030	1,296
Thereafter	3,333
Total future minimum lease payments	19,107
Less: imputed interest	(3,160)
Present value of lease liabilities	$15,947

Note 8: Stockholders’ Equity

Common Stock Reserved for Future Issuance

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2025	January 31, 2024
Restricted stock units outstanding	1,856	2,075
Options to purchase common stock	653	1,161
Shares available for future issuance under stock plans	3,249	2,601
Shares reserved under ESPP	2,156	1,909
Total shares reserved for issuance	7,914	7,746

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

Stock option activity for fiscal 2025 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2024	1,161	$10.14	$2,522
Exercised	(494)	$6.18
Canceled	(14)	$9.71
Balance as of January 31, 2025	653	$13.14	$1,325
Vested and exercisable as of January 31, 2025	617	$12.94	$1,325

The aggregate intrinsic value of vested options exercised during fiscal 2025, 2024 and 2023 was $2.9 million, $0.5 million and $1.7 million, respectively. The weighted-average grant date fair value of options granted during fiscal 2023 was $8.06. No options were granted in fiscal 2024 and 2025.

Ooma | FY2025 Form 10-K | 71

Ooma, Inc.

Notes to Consolidated Financial Statements

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

RSU activity for fiscal 2025 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2024	2,075	$13.74
Granted	1,126	$8.72
Vested	(1,283)	$12.72
Canceled	(62)	$12.63
Balance as of January 31, 2025	1,856	$11.44

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $4.4 million, $1.7 million and $1.6 million in fiscal 2025, 2024 and 2023, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 24-month offering period comprised of four purchase periods of approximately six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of each six-month offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During each of the fiscal years 2025, 2024 and 2023, employees purchased 0.3 million, 0.2 million, and 0.2 million shares at a weighted-average purchase price of $7.35, $10.60 and $10.44 per share, respectively.

Stock Repurchase Plan. In June 2024, the Company's Board of Directors authorized a stock repurchase plan of repurchasing up to $4.0 million of the Company's common stock. In December 2024, our board of directors approved an increase to our share repurchase program of an additional $10.0 million. Repurchases of our common stock may be effected, from time to time, in open market, negotiated or block transactions, or other means, in accordance with applicable securities laws. The timing and the amount of any repurchased common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase plan will be funded using our cash. Any repurchased shares of common stock will be retired. The plan does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. During fiscal year 2025, we repurchased in the open market 366,825 shares of common stock for an aggregate amount of $4.4 million. As of January 31, 2025, approximately $9.6 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Note 9: Stock-Based Compensation

Total stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Cost of revenue	$1,022	$1,000	$956
Sales and marketing	3,895	2,226	2,019
Research and development	5,479	4,760	4,623
General and administrative	7,519	6,847	6,305
Total stock-based compensation expense	$17,915	$14,833	$13,903

Ooma | FY2025 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below). As of January 31, 2025, there was $19.7 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of 2.3 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2025(1)	2024(1)	2023
Stock Options:
Expected volatility	NA	NA	49%
Expected term (in years)	NA	NA	6.1
Risk-free interest rate	NA	NA	1.6%
Dividend yield	NA	NA	NA
(1) No options were granted in fiscal 2025 and fiscal 2024.
	Fiscal Year Ended January 31,
	2025	2024	2023
ESPP:
Expected volatility	39%-57%	32%-43%	41%-55%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	3.6%-5.4%	3.9%-5.5%	0.9%-4.0%
Dividend yield	NA	NA	NA

The expected term of options granted to employees was based on the simplified method, and the expected term of the ESPP is based on the contractual term. For fiscal years presented, expected volatility was derived from the average historical volatility of the Company’s own common stock. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term.

Note 10: Income Taxes

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
United States	$(6,126)	$(491)	$(2,557)
Foreign	(15)	(2,322)	(2,868)
Loss before income taxes	$(6,141)	$(2,813)	$(5,425)

Income tax provision (benefit) consisted of the following:

	Fiscal Year Ended January 31,
	2025	2024	2023
Current:
Federal	$168	$—	$—
State	592	1,153	363
Foreign	—	—	—
Total current	760	1,153	363
Deferred:
Federal	—	(2,661)	(1,783)
State	—	(470)	(350)
Foreign	—	—	—
Total deferred	—	(3,131)	(2,133)
Income tax provision (benefit)	$760	$(1,978)	$(1,770)

The income tax benefit of $2.0 million for fiscal 2024 was primarily attributable to the release of a $3.1 million valuation allowance on certain preexisting deferred tax assets realized as a result of deferred tax liabilities assumed in the Company's acquisition of 2600Hz.

Ooma | FY2025 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

Income tax provision (benefit) differed from the amount computed by applying the U.S. federal income tax rate to pre-tax loss as a result of the following (dollars in thousands):

	Fiscal Year Ended January 31,
	2025	Rate	2024	Rate	2023	Rate
Federal tax at statutory rate	$(1,290)	21%	$(603)	21%	$(1,139)	21%
State taxes, net of federal benefit	(402)	7%	(128)	4%	(40)	1%
Foreign income and withholding taxes	284	(5)%	(139)	5%	(172)	3%
Permanent tax adjustment	(167)	3%	294	(10)%	543	(10)%
Section 162(m)	808	(13)%	802	(28)%	843	(16)%
Stock-based compensation	881	(14)%	812	(28)%	530	(10)%
Change in valuation allowance	2,669	(44)%	(1,015)	35%	(1,566)	29%
Research and development credit	(1,355)	22%	(2,095)	73%	(1,288)	24%
Provision to return adjustments	(834)	14%	4	—	533	(10)%
Other	166	(3)%	90	(3)%	(14)	1%
Income tax provision (benefit) at effective tax rate	$760	(12)%	$(1,978)	69%	$(1,770)	33%

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$13,409	$18,486
Tax credit carryover	15,790	14,928
Operating lease liabilities	3,993	4,405
Stock-based compensation	626	1,095
Capitalized research and development	23,148	17,131
State Taxes	187	232
Deferred revenue	3	4
Gross deferred tax assets	57,156	56,281
Valuation allowance	(45,199)	(42,530)
Net deferred tax assets	$11,957	$13,751
Deferred tax liabilities:
Operating lease right-of-use assets	$(3,833)	$(4,309)
Deferred sales commissions and other	(2,138)	(2,119)
Acquired intangible assets	(4,716)	(6,100)
Fixed assets depreciation	(1,270)	(1,223)
Gross deferred tax liabilities	$(11,957)	$(13,751)
Net deferred taxes	$—	$—

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. As of January 31, 2025, the mandatory capitalization requirement resulted in an increase to the Company’s gross deferred tax assets above, which was fully offset by the valuation allowance, and increases the Company's cash tax liabilities.

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance was an increase of $2.7 million and a decrease of $1.0 million for fiscal 2025 and 2024, respectively.

As of January 31, 2025, the Company had federal net operating loss carryforwards of approximately $25.1 million available to offset future income, of which the entirety may be carried forward indefinitely. As of January 31, 2025, the Company had state net operating loss carryforwards of $70.5 million which will expire in various amounts beginning in fiscal 2030. In addition, the Company had research and development tax credits for federal and state tax purposes of approximately $15.7 million and $14.0 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely.

Ooma | FY2025 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $12.1 million as of January 31, 2025. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Unrecognized tax benefits, beginning of fiscal year	$11,043	$9,060	$8,090
(Decrease) Increase related to prior year tax positions	(252)	670	(331)
Increase related to current year tax positions	1,343	1,313	1,301
Unrecognized tax benefits, end of fiscal year	$12,134	$11,043	$9,060

The Company had no interest or penalty accruals associated with uncertain tax benefits in its balance sheets and statements of operations. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized benefits will significantly increase or decrease within 12 months of the year ended January 31, 2025. Because the Company has net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine the Company’s tax returns for all tax years from the fiscal year ended January 31, 2010 through the current period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of January 31, 2025 and 2024, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $6.2 million and $1.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $11.9 million between March 2024 and February 2029, of which $10.2 million was outstanding as of January 31, 2025, and a non-cancelable service agreement with a cloud service provider pursuant to which the Company is obligated to total annual minimum purchase commitments of $1.1 million between March 2024 and February 2025, of which $0.1 million was outstanding as of January 31, 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of January 31, 2025 and 2024, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Ooma | FY2025 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues. In January 2025, the Federal Court of Canada ruled in favor of the Company by denying class action certification and compelling individual arbitration in California; however, plaintiff’s counsel has filed an appeal of certain portions of the judgment and related motions. The Company intends to continue to defend itself vigorously against this complaint. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from the Canadian Litigation is not estimable.

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

Ooma | FY2025 Form 10-K | 76

Ooma, Inc.

Notes to Consolidated Financial Statements

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Credit Agreement includes restrictive financial covenants that require the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis. In December 2024, the Company entered into an amendment to the Credit Agreement which permits the Company to undertake open market repurchases of its equity interests not exceeding $15.0 million in the aggregate, subject to certain conditions.

As of January 31, 2025, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $30.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

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

Ooma | FY2025 Form 10-K | 77

Ooma, Inc.

Notes to Consolidated Financial Statements

In connection with the acquisition, the Company issued approximately 423,000 restricted stock units that were subject to on-going service conditions and vested over an 18-month period. The estimated fair value of these awards of $4.3 million is recorded as stock compensation expense over the service period.

Acquisition-related costs charged to general and administrative expense during fiscal 2024 were approximately $0.9 million.

During the second quarter of fiscal 2023, the Company acquired Junction Networks, Inc. which does business as OnSIP for $9.5 million. During the nine months ended October 31, 2023, the Company received $0.3 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company's consolidated statement of cash flows.

Revenues of OnSIP included in the Company’s consolidated statements of operations from the acquisition date of July 22, 2022 to January 31, 2023 was approximately $6.5 million. The Company believes it is not practicable to separately identify earnings of OnSIP on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the OnSIP acquisition been included in the Company's consolidated results of operations beginning February 1, 2022, the Company’s total revenue would have approximated $222.2 million for fiscal 2023. This pro forma revenue amount does not necessarily represent what would have occurred if the business combination had taken place on February 1, 2022, nor do these amounts represent the results that may occur in the future. Pro forma net losses have not been presented because the impact was not material to the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2025	2024	2023
Numerator
Net loss	$(6,901)	$(835)	$(3,655)
Denominator
Weighted-average common shares	26,685,598	25,573,288	24,506,525
Basic and diluted net loss per share	$(0.26)	$(0.03)	$(0.15)

Potentially dilutive securities of approximately 0.8 million, 0.6 million and 0.7 million in fiscal 2025, 2024 and 2023, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s unvested RSUs, outstanding stock options and shares to be purchased under the ESPP.

Note 15: Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $1.2 million, $1.1 million and $0.9 million for fiscal 2025, 2024 and 2023, respectively.

Ooma | FY2025 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 16: Segment Information

The Company has a single reportable segment. The CODM uses consolidated net loss for purposes of allocating resources and evaluating financial performance, including monitoring actual results versus historical periods. Adjusted cost of revenue, adjusted sales and marketing, adjusted research and development and adjusted general and administrative expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net loss. The measure of segment assets is the total assets on the Company’s consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s consolidated statements of cash flows. The following tables include the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net loss (in thousands):

	Fiscal Year Ended January 31,
	2025	2024	2023
Revenue from external customers	$256,852	$236,737	$216,165
Less:
Cost of revenue (1)	96,772	87,328	77,101
Sales and marketing (1)	70,506	68,654	65,747
Research and development (1)	47,506	44,609	40,800
General and administrative (1)	23,105	20,622	18,893
Other segment expenses	25,903	19,525	19,381
Interest and other income, net	(799)	(1,188)	(332)
Provision (benefit) for income taxes	760	(1,978)	(1,770)
Consolidated net loss	$(6,901)	$(835)	$(3,655)

(1) Amounts exclude other segment expenses as follows:

	Fiscal Year Ended January 31,
	2025	2024	2023
Amortization of intangible assets and acquisition-related costs	$5,767	$4,594	$3,824
Stock-based compensation and related taxes	18,217	15,110	14,155
Litigation costs	340	300	—
Restructuring costs	1,579	477	—
Facilities consolidation (gain) charge	—	(956)	1,402
Total other segment expenses	$25,903	$19,525	$19,381

Ooma | FY2025 Form 10-K | 79

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

ITEM 9B. Other Information

On December 31, 2024, Jenny Yeh, our Senior Vice President, Chief Legal Officer, and Secretary, and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408), providing for the sale from time to time of up to 14,829 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 30, 2024, Shig Hamamatsu, our Senior Vice President, Chief Financial Officer, and Treasurer, adopted a Rule 10b5-1 trading arrangement, as amended on March 12, 2025, providing for the sale from time to time of up to 36,472 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 30, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended January 31, 2025.

Ooma | FY2025 Form 10-K | 80

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate three Class I directors for election at our 2025 annual meeting of stockholders. The terms of office of directors in Class II and Class III do not expire until the annual meetings of stockholders to be held in 2026 and 2027, respectively. The names, ages and positions of our directors as of April 1, 2025 are as follows:

Name	Age	Position	Director Class	Director Since
Susan Butenhoff	65	Director(1)	II	2016
Andrew H. Galligan	68	Director(3)	III	2014
Peter Goettner	61	Director(1)(3)	I	2013
Judi A. Hand	63	Director(1)(2)	III	2020
Russ Mann	56	Director(2)(3)	II	2009
William D. Pearce	62	Director(2)	III	2013
Eric Stang	65	Director, President and Chief Executive Officer	I	2009
Jenny Yeh	51	Director, Senior Vice President and Chief Legal Officer	I	2021
(1) Member of Nominating and Governance Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

Susan Butenhoff has served on our Board of Directors since July 2016. She also serves on the board of Hall Wines, a privately held winery in the U.S. Ms. Butenhoff is a strategic consultant specializing in risk mitigation and market positioning for some of Silicon Valley’s largest technology companies. Previously, Ms. Butenhoff was the Founder and CEO of Access Communications, one of the largest independent technology public relations firms in the U.S., later acquired by Omnicom Group,from its founding in 1991 to February 2018. From August 2014 to January 2017, Ms. Butenhoff also served as the Global Technology Director for Ketchum Public Relations, a global PR and marketing firm. Ms. Butenhoff holds a Bachelor of Arts from University of Sussex, England and an M.Phil. in International Relations from the University of Cambridge.

Our Board of Directors considers Ms. Butenhoff highly qualified to serve as an independent director due to her extensive experience helping technology companies identify and enhance their competitive market positions and build their brands and revenues. Additionally, her operational experience leading a global marketing firm and her strong consulting and communication skills make her a valuable contributor to the Board of Directors.

Andrew H. Galligan has served on our Board of Directors since December 2014. Mr. Galligan also serves on the board of Arcellx, Inc., a publicly held biotechnology company, since March 2025. Mr. Galligan is currently a private investor. From May 2010 to July 2020, Mr. Galligan served as Chief Financial Officer of Nevro Corp., a publicly traded medical device company. Previously, he served as our Chief Financial Officer from February 2009 to May 2010, and as a consultant for our Company from September 2010 to December 2014. From 2007 to 2008, Mr. Galligan served as Chief Financial Officer of Reliant Technologies, Inc., a medical device company (later acquired by Solta Medical, Inc.). Mr. Galligan has also held the top financial executive position at several other medical device companies. Mr. Galligan began his career in various financial positions at KPMG LLP and Raychem Corp. Mr. Galligan received a B.B.S. in Business and Finance from Trinity College, Dublin University (Ireland). He is also a Fellow of the Institute of Chartered Accountants in Ireland.

Our Board of Directors believes that Mr. Galligan’s financial expertise, including his years of experience as chief financial officer and financial consultant of publicly traded and privately held companies, brings deep financial and accounting knowledge to our Board of Directors and qualifies him to serve as one of our directors.

Ooma | FY2025 Form 10-K | 81

Peter J. Goettner has served on our Board of Directors since March 2013. Mr. Goettner has been a General Partner at Worldview Technology Partners, Inc., a venture capital firm, since June 2004. He is the Founder of Crosschq, Inc., an IT security company, and has been its Chairman since November 2017. Mr. Goettner was previously Chief Executive Officer of DigitalThink, Inc., a SaaS e-learning solutions company which he founded, for seven years. Mr. Goettner holds a B.S. in Computer Engineering from the University of Michigan and an M.B.A. from the Haas School of Business at the University of California, Berkeley.

Our Board of Directors believes that Mr. Goettner brings extensive experience in the technology industry to our Board of Directors. His service on a number of boards provides an important perspective on operations and corporate governance matters, and qualifies him to serve as one of our directors.

Judi A. Hand has served on our Board of Directors since June 2020. Ms. Hand also serves on the board of SOVRN, an advertising, publisher, and commerce software company, since February 2022. Ms. Hand previously served on the board of Manitoba Telecom Services / Allstream, from May 2014 to May 2017. Since January 2017, Ms. Hand has been the Executive Vice President and Chief Revenue Officer of TTEC Holdings, a global customer experience technology and services company serving many of the world’s most well-known brands, with 62,000 employees on six continents. In addition, from April 2007 to December 2017, Ms. Hand was President and General Manager of TTEC Customer Growth Services (formerly Revana and Direct Alliance). With more than 25 years of sales and marketing experience, she has held senior positions at telecom industry leaders including AT&T, Northwestern Bell, and at US West and Qwest, where she ran the Consumer and Small Business division. She holds an M.S. degree in management from Stanford University and a B.A. in communications and marketing from the University of Nebraska.

Our Board of Directors believes that Ms. Hand’s deep experience in the communications industry and her years of leadership experience in go-to-market roles make her uniquely qualified to advise the Company on market and revenue growth strategies and execution.

Russ Mann has served on our Board of Directors since September 2009. He has served as a Senior Operating Partner at Diversis Capital, a private equity firm focused on B2B SaaS software companies, since July 2024. Mr. Mann has also served as a board member of Thinkific Labs Inc., a publicly held online learning management and payments platform, since September 2024, as a board member of Ignite Visibility LLC, a privately held digital marketing agency, since March 2023, and as a board member of Flume Water, Inc., a privately held IOT device and data company, since November 2023. Mr. Mann's previous roles include CEO and board member of WineBid, an online auction market for vintage wine, from January 2019 to November 2022, Chairman of the board of Demandstar, a B2B marketplace, from June 2018 to May 2022, and CEO and board member of Onvia, a publicly traded company providing B2G commerce intelligence and database information services, from January 2017 until its acquisition in November 2017 by Deltek, a Roper company. Additionally, Mr. Mann served as Chief Marketing Officer and SVP of Outerwall’s EcoATM kiosk network and as General Manager of Gazelle.com, a leader in the purchase and sale of used cell phones and electronics, from May 2016 until Outerwall's acquisition by Apollo Management Group in January 2017, and as CMO of Nintex USA LLC, a B2B software company, from November 2014 to November 2015, and as Chief Executive Officer of Covario, Inc., an advertising technology and digital marketing agency with a specialty in telecom services and communications and computing devices marketing, from January 2006 to May 2014. Mr. Mann holds a B.A. in Asian Studies from Cornell University and an M.B.A. from Harvard Business School.

Our Board of Directors believes Mr. Mann is qualified to serve as an independent director based on his experience as a multi-time CEO and Chairman of public and private companies that have had numerous M&A events and financings. He also has significant experience in companies with hardware, software, and data revenue lines, including direct and channel sales and marketing expertise for both B2B software and data companies and consumer electronics companies.

William D. Pearce has served on our Board of Directors since March 2013, and as our Lead Non-Management Director since June 2017. He is currently Chairman of the board for RichRelevance, Inc., a personalized shopping experience firm. Mr. Pearce is also a Marketing Faculty member at the Haas School of Business at the University of California, Berkeley. From 2012 to 2014, Mr. Pearce was Partner and Marketing Practice Director at The Partnering Group, a global consumer products and retail management consulting firm. From 2008 to 2011, he was Senior Vice President and Chief Marketing Officer at Del Monte Foods, Inc., a food production and distribution company. Mr. Pearce previously served as President and Chief Executive Officer of Foresight Medical Technology LLC, a medical device company, from 2007 to 2008; Chief Marketing Officer at Taco Bell Corp., a fast food restaurant company and subsidiary of the firm Yum! Brands, Inc., from 2004 to 2007; and Vice President Marketing at Campbell Soup Company, a food manufacturer, from 2003 to 2004. Mr. Pearce holds a B.A. in Economics from Syracuse University and an M.B.A. from the S.C. Johnson Graduate School of Management, Cornell University.

Ooma | FY2025 Form 10-K | 82

Our Board of Directors believes that Mr. Pearce is qualified to serve as a director based on his prior experience as an executive at several publicly traded companies and his considerable experience as a board member of several privately held companies.

Eric B. Stang has served as our President, Chief Executive Officer, and Board of Directors member since January 2009. He has been Chairman of our Board of Directors since December 2014. Mr. Stang is also a member of the board of Rambus Inc., a publicly traded company providing industry-leading chips, silicon IP, and technology licensing, where he serves as the Chair of its Compensation and Human Resources Committee and a member of its Corporate Governance/Nominating Committee. Mr. Stang was previously a director of InvenSense, Inc., a publicly traded MEMS semiconductor company, from 2014 to 2017, and Solta Medical, Inc., a medical aesthetics company, from 2008 to 2014. From 2006 to 2008, Mr. Stang was President and Chief Executive Officer and a member of the board of directors of Reliant Technologies, a privately held developer of medical technologies for aesthetic applications. From 2001 to 2006, he was President and Chief Executive Officer of Lexar Media, Inc., a solid-state memory products company and currently a subsidiary of Micron Technology. Previously, he was Chairman, President and Chief Executive Officer of Lexar Media, Inc., a publicly traded solid-state memory products company, now a subsidiary of Micron Technology. He occasionally serves on the boards of private companies. Mr. Stang holds an A.B. in Economics from Stanford University and an M.B.A. from Harvard Business School.

Our Board of Directors believes that Mr. Stang is qualified to serve as a director because of his operational and historical expertise gained from serving as our President and Chief Executive Officer, his extensive public and private company board experience, and his experience as an executive in the technology industry. Our Board of Directors also believes that he brings strong continuity to the Board of Directors.

Jenny C. Yeh has served on our Board of Directors since January 2021, and has served as our Chief Legal Officer since December 2024, including as Senior Vice President since February 2024. She previously served as our General Counsel from December 2018 to December 2024 and as Vice President from December 2018 to February 2024. With over 25 years of experience in general corporate law, transactions, and litigation, Ms. Yeh's career includes Senior Vice President & General Counsel at Sphere 3D Corp. from October 2015 to November 2017, and as Executive Counsel, Transactions and Finance at General Electric from September 2011 to March 2015, where Ms. Yeh led multi-billion dollar transactions across various business units. Prior to GE, she was a partner at Baker & McKenzie from 2007 to 2011, specializing in complex cross-border M&A transactions and general corporate matters. Earlier in her career, Ms. Yeh worked at Wilson Sonsini Goodrich & Rosati, representing technology and emerging growth companies on securities laws matters, corporate governance, venture financings, securities offerings, public reporting, M&A, and initial public offerings. Ms. Yeh holds a B.A. from the University of California, Berkeley, and a J.D. from Georgetown University Law Center.

Our Board of Directors believes Ms. Yeh is highly qualified to serve as a director due to her deep understanding of the Company’s operations and extensive expertise in navigating complex legal issues. Additionally, her strategic and business acumen brings valuable multi-dimensional thinking to the Board of Directors.

Executive Officers

The names, ages and positions of our executive officers as of April 1, 2025 are as follows:

Name	Age	Position
Eric B. Stang	65	President and Chief Executive Officer
Shig Hamamatsu	52	Chief Financial Officer
Namrata Sabharwal	54	Chief Accounting Officer
Jenny Yeh	51	Senior Vice President and Chief Legal Officer

Background information for Mr. Stang and Ms. Yeh is included above under “Board of Directors.”

Shig Hamamatsu has served as our Senior Vice President and Chief Financial Officer since February 2024 and Vice President and Chief Financial Officer from September 2021 to February 2024. Prior to joining us, he worked for Accuray Incorporated, a publicly traded medical device company, where he served as Chief Financial Officer from November 2018 to September 2021, as Interim Chief Financial Officer from October 2018 to November 2018 and as Vice President, Finance and Chief Accounting Officer from September 2017 to September 2018. Prior to joining Accuray, Mr. Hamamatsu served as VP, Corporate Controller at Cepheid, a publicly traded molecular diagnostics company that was acquired by Danaher Corporation, from November 2015 to May 2017. From June 2014 to November 2015, he served as VP, Finance and Corporate Controller at Cypress Semiconductor Corporation, a publicly traded global semiconductor manufacturer. From May 2012 until May 2014, Mr. Hamamatsu served as VP, Finance at RPX Corporation, a publicly traded patent risk management solutions provider. Mr. Hamamatsu began his career as an auditor at PricewaterhouseCoopers LLP. Mr. Hamamatsu holds a B.A. Business Administration, concentration in accounting, from the University of Washington. He is a certified public accountant in the state of California (inactive).

Ooma | FY2025 Form 10-K | 83

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Each of the following forms were filed late due to clerical error: Mr. Stang’s Form 4 to report the grant of 250,000 restricted stock units; Mr. Hamamatsu’s Form 4 to report the grant of 70,000 restricted stock units; Ms. Sabharwal’s Form 4 to report the grant of 20,000 restricted stock units; Mr. Gustke’s Form 4 to report the grant of 32,000 restricted stock units; and Ms. Yeh’s Form 4 to report the grant of 53,000 restricted stock units. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all other reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed for 2024.

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

Insider Trading Policies and Procedures

We maintain insider trading policies and procedures applicable to the Company and our directors, officers, and employees, in accordance with Item 408(b) under Regulation S-K, reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing exchange requirements. This prohibition encompasses transactions that would hedge the risk of ownership of our equity securities, including transactions in publicly-traded options, such as puts and calls, and other derivative securities. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

The other information required by this item will be included under the captions “Directors, Executive Officers and Corporate Governance” and “Communication With Our Board of Directors” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheading “Compensation Committee Interlocks and Insider Participation” under the caption “Directors, Executive Officers and Corporate Governance” in the 2025 Proxy Statement and is incorporated herein by reference.

Ooma | FY2025 Form 10-K | 84

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2025 Proxy Statement and is incorporated herein by reference.

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2025 Form 10-K | 85

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

3.1	Sixteenth Amended and Restated Certification of Incorporation	10-Q	3.1	9/16/2024

3.2	Amended and Restated Bylaws	10-Q	3.1	12/8/2023

4.1	Form of common stock certificate	S-1/A	4.1	7/6/2015

4.2	Form of Indenture	S-3	4.2	12/09/2022

4.5	Description of Securities	10-K	4.5	4/14/2020
10.1+	2005 Stock Incentive Plan and forms of agreements thereunder	S-1	10.1	6/15/2015

10.2+	2015 Equity Incentive Plan and forms of agreements thereunder	S-1/A	10.2	7/6/2015

10.3+	2015 Employee Stock Purchase Plan and form of agreement thereunder	S-1/A	10.3	7/6/2015

10.4+	Executive Incentive Bonus Plan	S-1	10.4	6/15/2015

10.5+	Executive Change in Control and Severance Agreement by and between the Company and Eric B. Stang, dated June 9, 2015	S-1	10.5	6/15/2015

10.6+	Offer Letter by and between the Company and James A. Gustke, dated July 30, 2010	S-1	10.7	6/15/2015

10.7	Change in Control Letter Agreement between the Company and James A. Gustke, dated August 31, 2016	10-K	10.8	4/11/2017

10.8	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	10.8	6/15/2015

10.9+	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan (effective for grants made on or after March 14, 2018)	10-Q	10.1	06/08/2018

10.10*	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.12*	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	06/09/2021

10.14+	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	10-Q	10.14	12/08/2021

10.15+	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	10-Q	10.15	12/08/2021

10.16+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	10-Q	10.16	12/08/2021

Ooma | FY2025 Form 10-K | 86

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

10.17+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	10-Q	10.17	12/08/2021

10.18+	Amended Form of Executive Change in Control and Severance Agreement	10-Q	10.18	12/08/2021

10.20	Agreement and Plan of Merger by and among Geneva Merger Sub, Inc., 2600hz, Inc. and Fortis Advisors LLC, dated as of October 20, 2023	10-Q	2.1†#	12/08/2023

10.21	Credit Agreement by and among the Company and Citizens Bank, N.A., dated as of October 20, 2023	10-Q	10.1	12/08/2023

10.22	Executive Change in Control Agreement by and between the Company and Namrata Sabharwal dated April 9, 2024	10-Q	10.1	6/7/2024

10.23+	First Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A.	10-Q	10.1	9/6/2024

10.24+	Second Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A.	Filed herewith.

19.1	Ooma, Inc. Insider Trading Policy, adopted May 20, 2015	10-K	19.1	4/2/2024

21.1	List of subsidiaries of the Registrant	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Furnished herewith.

97.1	Ooma, Inc. Compensation Recovery Policy, adopted September 8, 2023	10-K	97.1	4/2/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith.

+ Indicates a management contract or compensatory plan.

Ooma | FY2025 Form 10-K | 87

    † Certain information in this exhibit has been excluded pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally such information to the SEC upon request.

    * Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

April 1, 2025	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 1, 2025

/s/ Shig Hamamatsu Shig Hamamatsu	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 1, 2025

/s/ Namrata Sabharwal Namrata Sabharwal	Chief Accounting Officer (Principal Accounting Officer)	April 1, 2025

/s/ Susan Butenhoff Susan Butenhoff	Director	April 1, 2025

/s/ Andrew Galligan Andrew Galligan	Director	April 1, 2025

/s/ Peter J. Goettner Peter J. Goettner	Director	April 1, 2025

/s/ Judi A. Hand Judi A. Hand	Director	April 1, 2025

/s/ Russell Mann Russell Mann	Director	April 1, 2025

/s/ William D. Pearce William D. Pearce	Lead Director	April 1, 2025
/s/ Jenny Yeh Jenny Yeh	Senior Vice President, Chief Legal Officer and Director	April 1, 2025

Ooma | FY2025 Form 10-K | 88