Form 10-Q
period 2025-04-30
OOMA INC
filed 2025-06-09
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 30, 2025, there were 27.6 million shares of the registrant’s common stock outstanding.

Ooma | FY2026 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	April 30, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$18,988	$17,871
Accounts receivable, net	8,166	8,040
Inventories	14,141	13,068
Other current assets	16,007	17,198
Total current assets	57,302	56,177
Property and equipment, net	12,413	11,982
Operating lease right-of-use assets	14,862	15,311
Intangible assets, net	20,778	22,184
Goodwill	23,069	23,069
Other assets	20,346	20,472
Total assets	$148,770	$149,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,551	$6,007
Accrued expenses and other current liabilities	22,758	29,067
Deferred revenue	15,958	16,586
Total current liabilities	49,267	51,660
Long-term operating lease liabilities	11,773	12,234
Deferred revenue, non-current	20	23
Total liabilities	61,060	63,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	228,025	225,452
Accumulated deficit	(140,320)	(140,179)
Total stockholders’ equity	87,710	85,278
Total liabilities and stockholders’ equity	$148,770	$149,195

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2025	April 30, 2024
Revenue:
Subscription and services	$60,259	$58,389
Product and other	4,770	4,110
Total revenue	65,029	62,499

Cost of revenue:
Subscription and services	18,061	17,460
Product and other	6,759	6,924
Total cost of revenue	24,820	24,384
Gross profit	40,209	38,115

Operating expenses:
Sales and marketing	19,755	19,481
Research and development	12,442	13,793
General and administrative	8,069	7,578
Total operating expenses	40,266	40,852
Loss from operations	(57)	(2,737)
Interest and other income, net	163	923
Income (loss) before income taxes	106	(1,814)
Income tax provision	(247)	(325)
Net loss	$(141)	$(2,139)

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.08)

Weighted-average shares of common stock outstanding:
Basic and diluted	27,445,911	26,224,396

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2025	April 30, 2024
Cash flows from operating activities:
Net loss	$(141)	$(2,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,936	4,363
Depreciation and amortization of capital expenditures	944	1,035
Amortization of intangible assets	1,406	1,484
Amortization of operating lease right-of-use assets	792	783
Gain on note conversion	—	(980)
Other	38	38
Changes in operating assets and liabilities:
Accounts receivable, net	(126)	(969)
Inventories and deferred inventory costs	(1,045)	2,581
Prepaid expenses and other assets	1,251	482
Accounts payable, accrued expenses and other liabilities	(2,721)	(2,528)
Deferred revenue	(631)	(565)
Net cash provided by operating activities	3,703	3,585

Cash flows from investing activities:
Capital expenditures	(1,223)	(1,450)
Net cash used in investing activities	(1,223)	(1,450)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,288	1,417
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(1,448)	(740)
Payments for repurchases of common stock	(2,203)	—
Repayments of long-term debt	—	(4,500)
Net cash used in financing activities	(1,363)	(3,823)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,117	(1,688)
Cash and cash equivalents at beginning of period	17,871	17,536
Cash, cash equivalents and restricted cash at end of period	$18,988	$15,848
Reconciliation of cash, cash equivalents and restricted cash within the consolidated balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$18,988	$15,585
Restricted cash, current included in other current assets	—	263
Total cash, cash equivalents and restricted cash	$18,988	$15,848

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2026	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2025	$225,457	$—	$(140,179)	$85,278
Issuance of common stock under equity-based plans	2,288	—	—	2,288
Shares repurchased for tax withholdings on RSU vesting	(1,448)	—	—	(1,448)
Repurchases of common stock	(2,203)	—	—	(2,203)
Stock-based compensation	3,936	—	—	3,936
Net loss	—	—	(141)	(141)
BALANCE - April 30, 2025	$228,030	$—	$(140,320)	$87,710

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Changes in other comprehensive loss	—	—	—	—
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988

(1) Additional paid-in capital

(2) Accumulated other comprehensive loss

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 6

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2026 and fiscal 2025 refer to the fiscal years ended January 31, 2026 and January 31, 2025, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC on April 1, 2025 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.

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

Segment Reporting. The chief operating decision maker ("CODM") for the Company is the chief executive officer, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in a single reportable segment.

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

Ooma | FY2026 Form 10-Q | 7

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Significant Accounting Policies. There have been no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report.

Recent Accounting Pronouncements Not Yet Adopted. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Ooma | FY2026 Form 10-Q | 8

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Subscription and services revenue	$60,259	$58,389
Product and other revenue	4,770	4,110
Total revenue	$65,029	$62,499

The Company derived approximately 62% and 61% of its total revenue from Ooma Business, and approximately 35% and 37% from Ooma Residential, for the three months ended April 30, 2025 and 2024, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	April 30, 2025	January 31, 2025
Customer A	12%	23%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	April 30, 2025	January 31, 2025
Subscription and services	$15,972	$16,601
Product and other	6	8
Total deferred revenue	$15,978	16,609
Less: current deferred revenue	15,958	16,586
Deferred revenue, non-current	$20	$23

During the three months ended April 30, 2025, the Company recognized revenue of approximately $11.1 million pertaining to amounts deferred as of January 31, 2025. As of April 30, 2025, deferred revenue was primarily composed of subscription contracts invoiced during the first quarter of fiscal 2026, as well as amounts recorded during fiscal 2025 for annual contracts.

Remaining Performance Obligations. As of April 30, 2025, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $37.7 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2026 Form 10-Q | 9

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

The Company had $19.0 million and $17.9 million in cash and cash equivalents as of April 30, 2025 and January 31, 2025, respectively.

Non-Marketable Equity Investments. As of April 30, 2025, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2026 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2025	January 31, 2025
Finished goods	$10,930	$9,156
Raw materials	3,211	3,912
Total inventory	$14,141	$13,068

Other current and non-current assets

	As of
	April 30, 2025	January 31, 2025
Deferred sales commissions, current	$9,451	$9,301
Prepaid expenses and other	4,376	5,613
Other current assets	2,180	2,284
Total other current assets	$16,007	$17,198

Deferred sales commissions, non-current	$14,579	$14,635
Other assets	5,767	5,837
Total other non-current assets	$20,346	$20,472

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.6 million and $2.4 million for the three months ended April 30, 2025 and 2024, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest was due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. As of April 30, 2025, the Company had $0.5 million of prepaid inventory deposit and no non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations for the three months ended April 30, 2024. The Company recorded the fair value of GTC preferred stock of $3.3 million as of both April 30, 2025 and January 31, 2025 to other assets in the condensed consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	April 30, 2025	January 31, 2025
Payroll and related expenses	$8,390	$15,415
Regulatory fees and taxes	5,328	5,371
Short-term operating lease liabilities	3,831	3,713
Customer-related liabilities	1,324	1,401
Other	3,885	3,167
Total accrued expenses and other current liabilities	$22,758	$29,067

Ooma | FY2026 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of April 30, 2025			As of January 31, 2025
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(6,249)	$14,369	$20,618	$(5,591)	$15,027
Customer relationships	5-7	16,545	(10,830)	5,715	16,545	(10,131)	6,414
Trade names	2-5	1,685	(991)	694	1,685	(942)	743
Total intangible assets		$38,848	$(18,070)	$20,778	$38,848	$(16,664)	$22,184

Amortization expense was $1.4 million and $1.5 million for each of the three months ended April 30, 2025 and 2024, respectively.

At April 30, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2026 remainder	$4,218
2027	5,068
2028	3,950
2029	3,030
2030	2,629
Thereafter	1,883
Total	$20,778

Ooma | FY2026 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2025	January 31, 2025
Assets
Operating lease right-of-use assets	$14,862	$15,311
Total leased assets	$14,862	$15,311
Liabilities
Short-term operating lease liabilities	$3,831	$3,713
Long-term operating lease liabilities	11,773	12,234
Total lease liabilities	$15,604	$15,947

Weighted-average remaining lease term	5.0 years	5.2 years
Weighted-average discount rate	6.3%	6.3%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.7 million and $1.6 million for the three months ended April 30, 2025 and 2024, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Cash payments for operating leases	$934	$983
Right-of-use assets recognized in exchange for new operating lease obligations	$343	$310

As of April 30, 2025, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2025
2026 remainder	$2,875
2027	4,229
2028	4,033
2029	2,810
2030	1,296
Thereafter	3,333
Total future minimum lease payments	18,576
Less: imputed interest	(2,972)
Present value of lease liabilities	$15,604

Ooma | FY2026 Form 10-Q | 13

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

Stock Options. Stock option activity for the three months ended April 30, 2025 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2025	653	$13.14	$1,325
Granted	—	$—
Exercised	(83)	$9.52
Canceled	—	$—
Balance as of April 30, 2025	570	$13.67	$376
Vested and exercisable as of April 30, 2025	547	$13.53	$376

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2025 and 2024 was $0.4 million and $27 thousand, respectively. There were no stock options granted during the three months ended April 30, 2025 and 2024.

Restricted Stock Units. RSU activity for the three months ended April 30, 2025 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2025	1,856	$11.44
Granted	1,032	$13.76
Vested	(287)	$12.64
Canceled	(1)	$17.38
Balance as of April 30, 2025	2,600	$12.23

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the three months ended April 30, 2025 and 2024, employees purchased 0.2 million and 0.2 million shares at a weighted-average price of $7.46 and $7.35 per share, respectively.

Stock Repurchase Plan. In fiscal 2025, the Company's Board of Directors authorized a stock repurchase plan for repurchasing up to $14.0 million of the Company's common stock. During the three months ended April 30, 2025, we repurchased in the open market 162,779 shares of common stock for an aggregate amount of $2.2 million. As of April 30, 2025, approximately $7.4 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Ooma | FY2026 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Cost of revenue	$231	~~$~~	260
Sales and marketing	703		979
Research and development	1,120		1,337
General and administrative	1,882		1,787
Total stock-based compensation expense	$3,936	~~$~~	4,363

As of April 30, 2025, there was $30.1 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3.0 years.

Note 9: Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.3 million during the three months ended April 30, 2025 and 2024, respectively. The income tax provision recorded in the first quarter of fiscal 2026 was primarily attributable to federal and state income taxes. As of April 30, 2025, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of April 30, 2025, the Company had unrecognized tax benefits of approximately $12.5 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at April 30, 2025 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2025.

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

Note 10: Basic and Diluted Net loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2025	April 30, 2024
Numerator
Net loss	$(141)	$(2,139)
Denominator
Basic weighted average common shares	27,445,911	26,224,396
Basic and diluted net loss per share	$(0.01)	$(0.08)

Potentially dilutive securities of approximately 0.8 million and 0.3 million for the three months ended April 30, 2025 and 2024, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2026 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of April 30, 2025 and January 31, 2025, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $10.5 million and $6.2 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $10.2 million between March 2025 and February 2029, of which $9.7 million was outstanding as of April 30, 2025.

Legal Proceedings

In addition to the litigation matters described below, from time to time, the Company may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of April 30, 2025, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues. In January 2025, the Federal Court of Canada ruled in favor of the Company by denying class action certification and compelling individual arbitration in California; however, plaintiff’s counsel has since filed an appeal of certain portions of the judgment in Canada and filed a related complaint in California seeking a declaratory judgment that the arbitration agreement in the Company’s terms of services is invalid and unenforceable. The Company intends to continue to defend itself vigorously against these complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from these matters is not estimable.

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

Ooma | FY2026 Form 10-Q | 16

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

As of April 30, 2025, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $30.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2026 Form 10-Q | 17

Note 13: Segment Information

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

	Three Months Ended April 30,
	2025	2024
Revenue from external customers	$65,029	$62,499
Less:
Cost of revenue (1)	23,868	23,324
Sales and marketing (1)	18,321	17,768
Research and development (1)	11,268	11,965
General and administrative (1)	5,848	5,477
Other segment expenses	5,781	6,702
Interest and other income, net	(163)	(923)
Provision for income taxes	247	325
Consolidated net loss	$(141)	$(2,139)

(1) Amounts exclude other segment expenses as follows:

	Three Months Ended April 30,
	2025	2024
Amortization of intangible assets	$1,406	$1,484
Stock-based compensation and related taxes	4,068	4,508
Litigation costs	307	—
Restructuring costs	—	710
Total other segment expenses	$5,781	$6,702

Ooma | FY2023 Form 10-Q | 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2025 filed with the SEC on April 1, 2025. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of our on-premise devices and end-point devices, including Ooma AirDial. We primarily offer our solutions in the United States and Canada, with limited offerings in certain other countries.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services.

First Quarter Fiscal 2026 Financial Performance

•
Total revenue was $65.0 million, up 4% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 6% year-over-year, primarily driven by user growth.
•
Total gross margin was 62%, up from 61% in the prior year quarter.
•
GAAP net loss was $0.1 million, compared to net loss of $2.1 million in the prior year quarter reflecting continued improvement in our operations.
•
Adjusted EBITDA was $6.7 million, compared to $5.0 million in the prior year quarter.
•
As of April 30, 2025, we had total cash and cash equivalents of $19.0 million, compared to $17.9 million as of January 31, 2025.
•
As of April 30, 2025, we maintained zero outstanding debt balance consistent with January 31, 2025.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2026 Form 10-Q | 19

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	April 30, 2025	April 30, 2024
Core users	1,225	1,239
Annualized exit recurring revenue (AERR)	$234,027	$227,596
Net dollar subscription retention rate	99%	99%
Adjusted EBITDA	$6,668	$5,000

Core Users decreased year-over-year, which was primarily driven by a decline in Ooma Residential users, partially offset by an increase in Ooma Business users. As of April 30, 2025, Ooma Business users comprised approximately 41% of our total core users, up from 39% as of April 30, 2024. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate (“NDRR”) stayed consistent year-over-year. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

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

Ooma | FY2026 Form 10-Q | 20

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, stock-based compensation and related taxes, litigation costs, restructuring costs and gain on note conversion.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets, litigation costs and restructuring costs; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and our other GAAP results.

The following table provides a reconciliation of GAAP net loss to Adjusted EBITDA, for each the periods indicated (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
GAAP net loss	$(141)	$(2,139)
Reconciling items:
Interest and other (income) expense, net	(163)	57
Income tax provision	247	325
Depreciation and amortization of capital expenditures	944	1,035
Amortization of intangible assets	1,406	1,484
Stock-based compensation and related taxes	4,068	4,508
Litigation costs	307	—
Restructuring costs	—	710
Gain on note conversion	—	(980)
Adjusted EBITDA	$6,668	$5,000

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

Ooma | FY2026 Form 10-Q | 21

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

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing reflecting supply chain constraints in the global macroeconomic environment and the impacts of increasing tariffs or trade restrictions and related uncertainty, as well as certain components becoming subject to end-of-life and we may not be able to fully offset such higher costs through price increases. Accordingly, we expect our product and other gross margin will continue to be negative for the foreseeable future as they are negatively impacted by these higher component costs and AirDial installation costs.

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

General and administrative expenses consist of personnel costs for our finance, legal, human resources and other administrative employees and contractors, as well as professional service fees, and allocated overhead costs. We expect our general and administrative expenses to increase in absolute dollars as we continue to grow our business.

Ooma | FY2026 Form 10-Q | 22

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Revenue:
Subscription and services	$60,259	$58,389
Product and other	4,770	4,110
Total revenue	65,029	62,499

Cost of revenue:
Subscription and services	18,061	17,460
Product and other	6,759	6,924
Total cost of revenue	24,820	24,384
Gross profit	40,209	38,115

Operating expenses:
Sales and marketing	19,755	19,481
Research and development	12,442	13,793
General and administrative	8,069	7,578
Total operating expenses	40,266	40,852
Loss from operations	(57)	(2,737)
Interest and other income, net	163	923
Income (loss) before income taxes	106	(1,814)
Income tax provision	(247)	(325)
Net loss	$(141)	$(2,139)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Cost of revenue	$244	~~$~~	273
Sales and marketing	736		1,016
Research and development	1,174		1,392
General and administrative	1,914		1,827
Total stock-based compensation and related taxes	$4,068	~~$~~	4,508

Comparison of the three months ended April 30, 2025 and 2024 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2025	April 30, 2024	Change
Revenue:
Subscription and services	$60,259	$58,389	$1,870	3%
Product and other	4,770	4,110	660	16%
Total revenue	$65,029	$62,499	$2,530	4%
Percentage of revenue:
Subscription and services	93%	93%
Product and other	7%	7%
Total	100%	100%

Ooma | FY2026 Form 10-Q | 23

Three months ended April 30, 2025 Compared to Three months ended April 30, 2024

We derived approximately 62% and 61% of our total revenue from Ooma Business and approximately 35% and 37% from Ooma Residential for the three months ended April 30, 2025 and 2024, respectively.

Subscription and services revenue increased $1.9 million or 3% year-over-year, primarily attributable to an increase in AirDial lines, and an increase in the average revenue per core user.

Product and other revenue increased $0.7 million or 16% year-over-year, primarily attributable to an increase in AirDial shipments.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2025	April 30, 2024	Change
Cost of revenue:
Subscription and services	$18,061	$17,460	$601	3%
Product and other	6,759	6,924	-165	(2)%
Total cost of revenue	$24,820	$24,384	$436	2%
Gross profit:
Subscription and services	$42,198	$40,929	1,269	3%
Product and other	(1,989)	(2,814)	825	(29)%
Total	$40,209	38,115	2,094	5%
Gross margin:
Subscription and services	70%	70%
Product and other	(42)%	(68)%
Total	62%	61%

Three months ended April 30, 2025 Compared to Three months ended April 30, 2024

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $0.6 million or 3% year-over-year, primarily due to a $0.7 million increase in infrastructure costs and a $0.2 million increase in personnel-related costs, partially offset by a $0.1 million decrease in credit card processing fees, and $0.2 million decrease in depreciation and amortization expense. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business.

Product and other revenue gross margin improved to negative 42% from negative 68% in the prior year period. The negative product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended
	April 30, 2025	April 30, 2024	Change
Sales and marketing	$19,755	$19,481	$274	1%
Research and development	12,442	13,793	-1,351	(10)%
General and administrative	8,069	7,578	491	6%
Total operating expenses	$40,266	$40,852	$-586	(1)%

Three months ended April 30, 2025 Compared to Three months ended April 30, 2024

Sales and marketing expenses increased $0.3 million or 1% year-over-year, primarily due to a $0.4 million increase in commissions expense, partially offset by a $0.1 million decrease in advertising and marketing expense.

Research and development expenses decreased $1.4 million or 10% year-over-year, primarily due to a $0.9 million decrease in personnel and contractor related costs, driven in part due to a reduction in acquisition related stock-based compensation expense, a $0.4 million decrease in restructuring costs, and a $0.1 million decrease in supplies and equipment costs.

General and administrative expenses increased $0.5 million or 6% year-over-year, primarily due to a $0.4 million increase in personnel-related costs, a $0.3 million increase in litigation costs, and a $0.1 million increase in supplies and equipment costs, partially offset by a $0.3 million decrease in restructuring costs.

Ooma | FY2026 Form 10-Q | 24

Liquidity and Capital Resources

As of April 30, 2025, we had $19.0 million of total cash and cash equivalents, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Net cash provided by operating activities	$3,703	3,585
Net cash used in investing activities	(1,223)	(1,450)
Net cash used in financing activities	(1,363)	(3,823)
Net increase (decrease) in cash and cash equivalents	$1,117	$(1,688)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2025	April 30, 2024
Net loss	$(141)	(2,139)
Non-cash charges	7,116	6,723
Changes in operating assets and liabilities:
Increase in accounts receivable	(126)	(969)
(Increase) decrease in inventories and deferred inventory costs	(1,045)	2,581
Decrease in prepaid expenses and other assets	1,251	482
Decrease in accounts payable, accrued expenses and other liabilities	(2,721)	(2,528)
Decrease in deferred revenue	(631)	(565)
Net cash provided by operating activities	$3,703	$3,585

For the three months ended April 30, 2025, our net loss of $0.1 million included non-cash items of $7.1 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2025 included:

•
an increase of $0.1 million in accounts receivable due to the timing of customer cash collections;
•
an increase of $1.0 million in inventories and deferred inventory costs;
•
a decrease of $1.3 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $2.7 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
a decrease of $0.6 million in deferred revenue.

Cash provided by operating activities for the three months ended April 30, 2025 increased $0.1 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2026 Form 10-Q | 25

Investing Activities

For the three months ended April 30, 2025, cash used in investing activities was $1.2 million, which consisted of capital expenditures of $1.2 million. Cash used in investing activities decreased $0.2 million year-over-year primarily due to decrease in fixed assets additions in the first quarter of fiscal 2026.

Financing Activities

For the three months ended April 30, 2025, cash used in financing activities was $1.4 million, which consisted of payments of $1.5 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $2.2 million under our stock repurchase plan, offset by proceeds of $2.3 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities decreased $2.4 million year-over-year, which primarily reflected repayments of borrowings under our Credit Agreement during the first quarter of fiscal 2025, which did not recur in the first quarter of fiscal 2026.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of April 30, 2025, we had zero outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2025 Annual Report in the first quarter of fiscal 2026.

Ooma | FY2026 Form 10-Q | 26

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of fiscal 2026. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of April 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2026 Form 10-Q | 27

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

Ooma | FY2026 Form 10-Q | 28

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

Ooma | FY2026 Form 10-Q | 29

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

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to three years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. In addition, evolving state and federal laws, regulations, and rules, including the Federal Trade Commission’s “Click-to-Cancel” Rule effective May 14, 2025, aimed at making cancellation easier for customers, may result in greater numbers of customer terminations. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term. Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our core user growth, financial performance and results of operations, and thereby increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Ooma | FY2026 Form 10-Q | 30

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

Ooma | FY2026 Form 10-Q | 31

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

Ooma | FY2026 Form 10-Q | 32

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

Ooma | FY2026 Form 10-Q | 33

Additionally, several components used in our on-premise devices, end-point devices and new products are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase in tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, trade disputes, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China, Vietnam and other countries in Asia.

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors, have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the new U.S. administration recently announced tariffs on goods imported from various countries, including from China where we source some of our products and components. Various modifications and delays to these tariffs have been announced and further changes are expected to be made in the future. Monitoring and reacting to such modifications may divert management’s attention away from other aspects of our operations. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing may require us to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, any of which could negatively impact our revenue, gross margins, and results of operations may be materially harmed.

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

Ooma | FY2026 Form 10-Q | 34

If we do not manage inventory levels and purchase commitments effectively, we may experience excess inventory levels, inventory obsolescence, or inventory shortages that could adversely affect our results of operations.

Our vendor-supplied on-premise devices and end-point devices, as well as materials and components for new products and enhanced versions of existing products, frequently have lead times of several months or longer for delivery and are built based on our estimates of future demand. If we overestimate our requirements, we may incur liabilities for excess or obsolete inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our suppliers may have inadequate supplies of the devices or materials and components required to assemble our products, which could result in an interruption of the assembly of our products, delays in shipments or installations and deferral or loss of revenue. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences and length of sales cycle, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, and unanticipated changes in general market demand and macro-economic conditions. In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. We have increased and may continue to increase inventory levels in anticipation of new or increased tariffs on goods imported into the United States. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2026 Form 10-Q | 35

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

Ooma | FY2026 Form 10-Q | 36

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

Ooma | FY2026 Form 10-Q | 37

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

Ooma | FY2026 Form 10-Q | 38

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

Ooma | FY2026 Form 10-Q | 39

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

Ooma | FY2026 Form 10-Q | 40

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

Ooma | FY2026 Form 10-Q | 41

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

Ooma | FY2026 Form 10-Q | 42

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

As of April 30, 2025, we had $30.0 million available for borrowing under our revolving credit facility under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., with no outstanding indebtedness. Additionally, from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for any future indebtedness we incur will be dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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
•
We may be exposed to fluctuations in interest rates because borrowings under our Credit Agreement bear interest at variable rates;
•
Our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•
We may be more vulnerable to the current economic downturn and adverse developments in our business; and

Ooma | FY2026 Form 10-Q | 43

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

Ooma | FY2026 Form 10-Q | 44

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

Ooma | FY2026 Form 10-Q | 45

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

Ooma | FY2026 Form 10-Q | 46

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

Ooma | FY2026 Form 10-Q | 47

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

Ooma | FY2026 Form 10-Q | 48

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

Ooma | FY2026 Form 10-Q | 49

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

Ooma | FY2026 Form 10-Q | 50

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

Ooma | FY2026 Form 10-Q | 51

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

Ooma | FY2026 Form 10-Q | 52

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

Ooma | FY2026 Form 10-Q | 53

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

Ooma | FY2026 Form 10-Q | 54

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

Ooma | FY2026 Form 10-Q | 55

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

Ooma | FY2026 Form 10-Q | 56

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

Ooma | FY2026 Form 10-Q | 57

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

Ooma | FY2026 Form 10-Q | 58

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended April 30, 2025.

Ooma | FY2026 Form 10-Q | 59

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
February 1, 2025 to February 28, 2025	—	$—	—	$9,550
March 1, 2025 to March 31, 2025	162,779	$13.51	162,779	$7,350
April 1, 2025 to April 30, 2025	—	$—	—	$7,350
Total	162,779	$13.51	162,779

(1) In fiscal 2025, the Company's Board of Directors authorized a stock repurchase plan for repurchasing up to $14.0 million of the Company's common stock. In addition, the Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented exclude excise taxes and broker’s commissions on share repurchases.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended April 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2026 Form 10-Q | 60

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

Ooma | FY2026 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 6, 2025	By:	/s/ Eric B. Stang
Date: June 6, 2025	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2026 Form 10-Q | 62