Form 10-Q
period 2025-07-31
OOMA INC
filed 2025-09-05
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of August 29, 2025, there were 27.6 million shares of the registrant’s common stock outstanding.

Ooma | FY2026 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	July 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,558	$17,871
Accounts receivable, net	8,615	8,040
Inventories	14,776	13,068
Other current assets	16,804	17,198
Total current assets	59,753	56,177
Property and equipment, net	12,596	11,982
Operating lease right-of-use assets	14,788	15,311
Intangible assets, net	19,372	22,184
Goodwill	23,069	23,069
Other assets	20,517	20,472
Total assets	$150,095	$149,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,207	$6,007
Accrued expenses and other current liabilities	25,824	29,067
Deferred revenue	17,325	16,586
Total current liabilities	50,356	51,660
Long-term operating lease liabilities	11,588	12,234
Deferred revenue, non-current	30	23
Total liabilities	61,974	63,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	227,181	225,452
Accumulated deficit	(139,065)	(140,179)
Total stockholders’ equity	88,121	85,278
Total liabilities and stockholders’ equity	$150,095	$149,195

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Revenue:
Subscription and services	$61,139	$59,566	$121,398	$117,955
Product and other	5,225	4,563	9,995	8,673
Total revenue	66,364	64,129	131,393	126,628

Cost of revenue:
Subscription and services	18,428	17,654	36,489	35,114
Product and other	7,706	7,775	14,465	14,699
Total cost of revenue	26,134	25,429	50,954	49,813
Gross profit	40,230	38,700	80,439	76,815

Operating expenses:
Sales and marketing	19,122	19,256	38,877	38,737
Research and development	12,495	13,640	24,937	27,433
General and administrative	7,697	7,400	15,766	14,978
Total operating expenses	39,314	40,296	79,580	81,148
Income (loss) from operations	916	(1,596)	859	(4,333)
Interest and other income (expense), net	221	(103)	384	820
Income (loss) before income taxes	1,137	(1,699)	1,243	(3,513)
Income tax benefit (provision)	118	(438)	(129)	(763)
Net income (loss)	$1,255	$(2,137)	$1,114	$(4,276)

Net income (loss) per share of common stock:
Basic	$0.05	$(0.08)	$0.04	$(0.16)
Diluted	$0.04	$(0.08)	$0.04	$(0.16)

Weighted-average shares of common stock outstanding:
Basic	27,595,209	26,556,754	27,521,797	26,392,351
Diluted	28,125,304	26,556,754	28,224,710	26,392,351

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2025	July 31, 2024
Cash flows from operating activities:
Net income (loss)	$1,114	$(4,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	7,571	8,958
Depreciation and amortization of capital expenditures	1,992	2,073
Amortization of intangible assets	2,812	2,955
Amortization of operating lease right-of-use assets	1,594	1,517
Gain on note conversion	—	(980)
Other	77	108
Changes in operating assets and liabilities:
Accounts receivable, net	(575)	1,675
Inventories and deferred inventory costs	(1,654)	4,527
Prepaid expenses and other assets	218	(1,571)
Accounts payable, accrued expenses and other liabilities	(3,831)	(4,399)
Deferred revenue	746	85
Net cash provided by operating activities	10,064	10,672

Cash flows from investing activities:
Capital expenditures	(2,535)	(3,192)
Net cash used in investing activities	(2,535)	(3,192)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,288	1,584
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(2,731)	(1,624)
Payments for repurchases of common stock	(5,399)	(891)
Repayments of long-term debt	—	(7,500)
Net cash used in financing activities	(5,842)	(8,431)
Net increase (decrease) in cash and cash equivalents	1,687	(951)
Cash and cash equivalents at beginning of period	17,871	17,536
Cash and cash equivalents at end of period	$19,558	$16,585

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2026	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2025	$225,457	$—	$(140,179)	$85,278
Issuance of common stock under equity-based plans	2,288	—	—	2,288
Shares repurchased for tax withholdings on RSU vesting	(1,448)	—	—	(1,448)
Repurchases of common stock	(2,203)	—	—	(2,203)
Stock-based compensation	3,936	—	—	3,936
Net loss	—	—	(141)	(141)
BALANCE - April 30, 2025	$228,030	$—	$(140,320)	$87,710
Shares repurchased for tax withholdings on RSU vesting	(1,283)	—	—	(1,283)
Repurchases of common stock	(3,196)	—	—	(3,196)
Stock-based compensation	3,635	—	—	3,635
Net income	—	—	1,255	1,255
BALANCE - July 31, 2025	$227,186	$—	$(139,065)	$88,121

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988
Issuance of common stock under equity-based plans	167	—	—	167
Shares repurchased for tax withholdings on RSU vesting	(884)	—	—	(884)
Repurchases of common stock	(891)	—	—	(891)
Stock-based compensation	4,595	—	—	4,595
Changes in other comprehensive loss	—	1	—	1
Net loss	—	—	(2,137)	(2,137)
BALANCE - July 31, 2024	$219,393	$—	$(137,554)	$81,839

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Ooma, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income (Loss). For all periods presented, comprehensive income (loss) approximated net loss in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Subscription and services revenue	$61,139	$59,566	$121,398	$117,955
Product and other revenue	5,225	4,563	9,995	8,673
Total revenue	$66,364	$64,129	$131,393	$126,628

The Company derived approximately 63% and 61% of its total revenue from Ooma Business, and approximately 35% and 36% from Ooma Residential, for the three months ended July 31, 2025 and 2024, respectively. The Company derived approximately 63% and 61% of its total revenue from Ooma Business and approximately 35% and 37% from Ooma Residential for the six months ended July 31, 2025 and 2024, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	July 31, 2025	January 31, 2025
Customer A	12%	23%
Customer B	12%	3%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	July 31, 2025	January 31, 2025
Subscription and services	$16,805	$16,601
Product and other	550	8
Total deferred revenue	$17,355	16,609
Less: current deferred revenue	17,325	16,586
Deferred revenue, non-current	$30	$23

During the three and six months ended July 31, 2025, the Company recognized revenue of approximately $2.7 million and $13.8 million, respectively pertaining to amounts deferred as of January 31, 2025. As of July 31, 2025, deferred revenue was primarily composed of subscription contracts invoiced during the first half of fiscal 2026, as well as amounts recorded during fiscal 2025 for annual contracts.

Remaining Performance Obligations. As of July 31, 2025, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $41.0 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company had $19.6 million and $17.9 million in cash and cash equivalents as of July 31, 2025 and January 31, 2025, respectively.

Non-Marketable Equity Investments. As of July 31, 2025, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2026 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2025	January 31, 2025
Finished goods	$12,324	$9,156
Raw materials	2,452	3,912
Total inventory	$14,776	$13,068

Other current and non-current assets

	As of
	July 31, 2025	January 31, 2025
Deferred sales commissions, current	$9,336	$9,301
Prepaid expenses and other	4,822	5,613
Other current assets	2,646	2,284
Total other current assets	$16,804	$17,198

Deferred sales commissions, non-current	$14,908	$14,635
Other assets	5,609	5,837
Total other non-current assets	$20,517	$20,472

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.6 million and $2.4 million for the three months ended July 31, 2025 and 2024, respectively, and $5.2 million and $4.8 million for the six months ended July 31, 2025 and 2024, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. As amended, the promissory note and accrued interest was due and payable upon the Company’s demand at any time after June 30, 2023. GTC was a variable interest entity for accounting purposes and the Company did not consolidate GTC into its financial statements because the Company was not the primary beneficiary. As of July 31, 2025, the Company had no prepaid inventory deposit and no non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations for the three months ended April 30, 2024. The Company recorded the fair value of GTC preferred stock of $3.3 million as of both July 31, 2025 and January 31, 2025 to other assets in the condensed consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	July 31, 2025	January 31, 2025
Payroll and related expenses	$11,086	$15,415
Regulatory fees and taxes	5,443	5,371
Short-term operating lease liabilities	4,074	3,713
Customer-related liabilities	1,346	1,401
Other	3,875	3,167
Total accrued expenses and other current liabilities	$25,824	$29,067

Ooma | FY2026 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of July 31, 2025			As of January 31, 2025
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(6,906)	$13,712	$20,618	$(5,591)	$15,027
Customer relationships	5-7	16,545	(11,529)	5,016	16,545	(10,131)	6,414
Trade names	2-5	1,685	(1,041)	644	1,685	(942)	743
Total intangible assets		$38,848	$(19,476)	$19,372	$38,848	$(16,664)	$22,184

Amortization expense was $1.4 million and $1.5 million for each of the three months ended July 31, 2025 and 2024, respectively, and was $2.8 million and $3.0 million for each of the six months ended July 31, 2025 and 2024, respectively.

At July 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2026 remainder	$2,812
2027	5,068
2028	3,950
2029	3,030
2030	2,629
Thereafter	1,883
Total	$19,372

Ooma | FY2026 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2025	January 31, 2025
Assets
Operating lease right-of-use assets	$14,788	$15,311
Total leased assets	$14,788	$15,311
Liabilities
Short-term operating lease liabilities	$4,074	$3,713
Long-term operating lease liabilities	11,588	12,234
Total lease liabilities	$15,662	$15,947

Weighted-average remaining lease term	4.8 years	5.2 years
Weighted-average discount rate	6.4%	6.3%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.8 million and $1.6 million for the three months ended July 31, 2025 and 2024, respectively, and $3.5 million and $3.2 million for the six months ended July 31, 2025 and 2024, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Cash payments for operating leases	$955	$958	$1,889	$1,909
Right-of-use assets recognized in exchange for new operating lease obligations	$761	$—	$1,104	$310

As of July 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2025
2026 remainder	$1,988
2027	4,405
2028	4,222
2029	3,025
2030	1,522
Thereafter	3,390
Total future minimum lease payments	18,552
Less: imputed interest	(2,890)
Present value of lease liabilities	$15,662

Ooma | FY2026 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7: Stockholders’ Equity

The Company has a stock-based compensation plan, the 2015 Equity Incentive Plan (the “EIP”), pursuant to which it has granted incentive and nonstatutory stock options and restricted stock units. Additionally, the Company's 2015 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of common stock at a discounted price through payroll deductions.

On June 5, 2025, our stockholders approved the amended and restated EIP. The EIP was amended to extend the term for 10 years, remove the evergreen provision, and increase the number of shares authorized for issuance by 330,000, among other items. Additionally, on June 5, 2025, our stockholders approved the amended and restated ESPP. The ESPP was amended to eliminate the term of thereof so that the ESPP will not expire, remove the evergreen provision, and increase the number of shares authorized for issuance by 795,144, among other items.

Stock Options. Stock option activity for the six months ended July 31, 2025 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2025	653	$13.14	$1,325
Granted	—	$—
Exercised	(83)	$9.52
Canceled	(47)	$14.96
Balance as of July 31, 2025	523	$13.55	$185
Vested and exercisable as of July 31, 2025	506	$13.44	$185

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively. There were no stock options granted during the six months ended July 31, 2025 and 2024.

Restricted Stock Units. RSU activity for the six months ended July 31, 2025 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2025	1,856	$11.44
Granted	1,105	$13.72
Vested	(650)	$12.11
Canceled	(6)	$12.36
Balance as of July 31, 2025	2,305	$12.35

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the six months ended July 31, 2025 and 2024, employees purchased 0.2 million and 0.2 million shares at a weighted-average price of $7.46 and $7.35 per share, respectively.

Stock Repurchase Plan. In fiscal 2025, the Company's Board of Directors authorized a stock repurchase plan for repurchasing up to $14.0 million of the Company's common stock. The Company repurchased in the open market 249,015 shares and 98,215 shares of common stock for an aggregate amount of $3.2 million and $0.9 million for the three months ended July 31, 2025 and 2024, respectively, and 411,794 shares and 98,215 shares of common stock for an aggregate amount of $5.4 million and $0.9 million for the six months ended July 31, 2025 and 2024, respectively. As of July 31, 2025, approximately $4.2 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Ooma | FY2026 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Cost of revenue	$222	$281	$453	$541
Sales and marketing	452	1,000	1,155	1,979
Research and development	978	1,403	2,098	2,740
General and administrative	1,983	1,911	3,865	3,698
Total stock-based compensation expense	$3,635	$4,595	$7,571	$8,958

As of July 31, 2025, there was $27.1 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2.7 years.

Note 9: Income Taxes

The Company recorded an income tax benefit of $0.1 million and an income tax provision of $0.1 million during the three and six months ended July 31, 2025, respectively, and an income tax provision of $0.4 million and $0.8 million during the three and six months ended July 31, 2024, respectively. The income tax benefit recorded in the second quarter of fiscal 2026 was primarily attributable to federal and state income taxes and tax law changes that occurred during the quarter. As of July 31, 2025, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of July 31, 2025, the Company had unrecognized tax benefits of approximately $12.8 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at July 31, 2025 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2025.

On July 4, 2025, the United States Congress passed the budget reconciliation bill H.R. 1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions. The changes to U.S. tax law that were enacted under the OBBBA include modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is currently evaluating the provisions of the OBBBA and assessing its potential effects on its financial position, results of operations, and cash flows, including the expected tax benefits that may arise from the implementation of this new law.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Numerator
Net income (loss)	$1,255	$(2,137)	$1,114	$(4,276)
Denominator
Basic weighted average common shares	27,595,209	26,556,754	27,521,797	26,392,351
Potentially dilutive shares from equity plans	530,095	—	702,913	—
Diluted weighted-average common shares	28,125,304	26,556,754	28,224,710	26,392,351
Basic net income (loss) per share	$0.05	$(0.08)	$0.04	$(0.16)
Diluted net income (loss) per share	$0.04	$(0.08)	$0.04	$(0.16)

Potentially dilutive securities of approximately 0.3 million for the three and six months ended July 31, 2024, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of July 31, 2025 and January 31, 2025, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $9.3 million and $6.2 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $10.2 million between March 2025 and February 2029, of which $9.2 million was outstanding as of July 31, 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of July 31, 2025, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

Ooma | FY2026 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues. In January 2025, the Federal Court of Canada ruled in favor of the Company by denying class action certification and compelling individual arbitration in California; however, plaintiff’s counsel has since filed an appeal of certain portions of the judgment in Canada and filed a related complaint in California seeking a declaratory judgment that the arbitration agreement in the Company’s terms of services is invalid and unenforceable. On June 5, 2025, the proceedings related to the complaint filed in California were stayed pending the resolution of the Canadian appeal. The Company intends to continue to defend itself vigorously against these complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from these matters is not estimable.

Bachhuber Litigation

On September 3, 2025, plaintiff Kevin Bachhuber filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act of 1991 or TCPA (the "Bachhuber Litigation"). The complaint seeks damages of $500 per violation, or $1,500 per willful violation, of the TCPA and injunctive relief. Based on the Company’s current knowledge, the Company has determined that the amount of any loss resulting from the Bachhuber Litigation is not estimable.

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

Ooma | FY2026 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

default, the interest rate on the borrowings increases by 5.00%. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% per annum.

The Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions in favor of the Agent, lenders and their affiliates. Among other covenants, the Credit Agreement includes restrictive financial covenants that require the Company to meet minimum recurring revenue levels and maintain specified amounts of available liquidity on a quarterly basis. In August 2025, the Company entered into an amendment to the Credit Agreement which permits the Company to undertake unlimited open market repurchases of its equity interests up to the amount authorized by its board of directors, subject to certain conditions, including having less than $10.0 million outstanding under the Credit Facility.

As of July 31, 2025, the Company had zero outstanding borrowings and was in compliance with the covenants contained in the Credit Agreement. Accordingly, $30.0 million of borrowing capacity was available for the purposes permitted by the Credit Agreement.

Ooma | FY2026 Form 10-Q | 18

Note 13: Segment Information

The Company has a single reportable segment. The CODM uses consolidated net income (loss) for purposes of allocating resources and evaluating financial performance, including monitoring actual results versus historical periods. Adjusted cost of revenue, adjusted sales and marketing, adjusted research and development and adjusted general and administrative expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net income (loss). The measure of segment assets is the total assets on the Company’s consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s consolidated statements of cash flows. The following tables include the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net income (loss) (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue from external customers	$66,364	$64,129	$131,393	$126,628
Less:
Cost of revenue (1)	25,198	24,373	49,066	47,697
Sales and marketing (1)	17,960	17,551	36,281	35,319
Research and development (1)	11,492	12,225	22,760	24,190
General and administrative (1)	5,601	5,383	11,449	10,860
Other segment expenses	5,197	6,193	10,978	12,895
Interest and other (income) expense, net	(221)	103	(384)	(820)
Income tax (benefit) provision	(118)	438	129	763
Consolidated net income (loss)	$1,255	$(2,137)	$1,114	$(4,276)

(1) Amounts exclude other segment expenses as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Amortization of intangible assets	$1,406	$1,471	$2,812	$2,955
Stock-based compensation and related taxes	3,708	4,627	7,776	9,135
Litigation costs	83	95	390	95
Restructuring costs	—	—	—	710
Total other segment expenses	$5,197	$6,193	$10,978	$12,895

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

Second Quarter Fiscal 2026 Financial Performance

•
Total revenue was $66.4 million, up 3% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 6% year-over-year, primarily driven by user growth.
•
Total gross margin was 61%, up from 60% in the prior year quarter.
•
GAAP net income was $1.3 million, compared to net loss of $2.1 million in the prior year quarter reflecting continued improvement in our operations.
•
Adjusted EBITDA was $7.2 million, compared to $5.6 million in the prior year quarter.
•
As of July 31, 2025, we had total cash and cash equivalents of $19.6 million, compared to $17.9 million as of January 31, 2025.
•
As of July 31, 2025, we maintained zero outstanding debt balance consistent with January 31, 2025.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2026 Form 10-Q | 20

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	July 31, 2025	July 31, 2024
Core users	1,230	1,244
Annualized exit recurring revenue (AERR)	$239,679	$233,081
Net dollar subscription retention rate	100%	100%
Adjusted EBITDA	$7,161	$5,635

Core Users decreased year-over-year, which was primarily driven by a decline in Ooma Residential users, partially offset by an increase in Ooma Business users. As of July 31, 2025, Ooma Business users comprised approximately 41% of our total core users, up from 40% as of July 31, 2024. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate (“NDRR”) was flat year-over-year. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

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

Ooma | FY2026 Form 10-Q | 21

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with those of competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, stock-based compensation and related taxes, litigation costs, restructuring costs and gain on note conversion.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets, litigation costs, restructuring costs and gain on note conversion; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA, for each of the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
GAAP net income (loss)	$1,255	$(2,137)	$1,114	$(4,276)
Reconciling items:
Interest and other (income) expense, net	(221)	103	(384)	160
Income tax (benefit) provision	(118)	438	129	763
Depreciation and amortization of capital expenditures	1,048	1,038	1,992	2,073
Amortization of intangible assets	1,406	1,471	2,812	2,955
Stock-based compensation and related taxes	3,708	4,627	7,776	9,135
Litigation costs	83	95	390	95
Restructuring costs	—	—	—	710
Gain on note conversion	—	—	—	(980)
Adjusted EBITDA	$7,161	$5,635	$13,829	$10,635

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

Ooma | FY2026 Form 10-Q | 22

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

Ooma | FY2026 Form 10-Q | 23

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Revenue:
Subscription and services	$61,139	$59,566	$121,398	$117,955
Product and other	5,225	4,563	9,995	8,673
Total revenue	66,364	64,129	131,393	126,628

Cost of revenue:
Subscription and services	18,428	17,654	36,489	35,114
Product and other	7,706	7,775	14,465	14,699
Total cost of revenue	26,134	25,429	50,954	49,813
Gross profit	40,230	38,700	80,439	76,815

Operating expenses:
Sales and marketing	19,122	19,256	38,877	38,737
Research and development	12,495	13,640	24,937	27,433
General and administrative	7,697	7,400	15,766	14,978
Total operating expenses	39,314	40,296	79,580	81,148
Income (loss) from operations	916	(1,596)	859	(4,333)
Interest and other income (expense), net	221	(103)	384	820
Income (loss) before income taxes	1,137	(1,699)	1,243	(3,513)
Income tax benefit (provision)	118	(438)	(129)	(763)
Net income (loss)	$1,255	$(2,137)	$1,114	$(4,276)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024
Cost of revenue	$228	$285	$472	$558
Sales and marketing	464	1,005	1,200	2,021
Research and development	1,003	1,415	2,177	2,807
General and administrative	2,013	1,922	3,927	3,749
Total stock-based compensation and related taxes	$3,708	$4,627	$7,776	$9,135

Comparison of the three and six months ended July 31, 2025 and 2024 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2025	July 31, 2024	Change		July 31, 2025	July 31, 2024	Change
Revenue:
Subscription and services	$61,139	$59,566	$1,573	3%	$121,398	$117,955	$3,443	3%
Product and other	5,225	4,563	662	15%	9,995	8,673	1,322	15%
Total revenue	$66,364	$64,129	$2,235	3%	$131,393	$126,628	$4,765	4%
Percentage of revenue:
Subscription and services	92%	93%			92%	93%
Product and other	8%	7%			8%	7%
Total	100%	100%			100%	100%

Ooma | FY2026 Form 10-Q | 24

Three months ended July 31, 2025 Compared to Three months ended July 31, 2024

We derived approximately 63% and 61% of our total revenue from Ooma Business and approximately 35% and 36% from Ooma Residential for the three months ended July 31, 2025 and 2024, respectively.

Subscription and services revenue increased $1.6 million or 3% year-over-year, primarily attributable to an increase in AirDial lines, and an increase in the average revenue per core user.

Product and other revenue increased $0.7 million or 15% year-over-year, primarily attributable to an increase in AirDial shipments.

Six months ended July 31, 2025 Compared to Six months ended July 31, 2024

We derived approximately 63% and 61% of our total revenue from Ooma Business and approximately 35% and 37% from Ooma Residential for the six months ended July 31, 2025 and 2024, respectively.

Subscription and services revenue increased $3.4 million or 3% year-over-year, primarily attributable to an increase in AirDial lines, and an increase in the average revenue per core user, driven by organic growth, which was in part due to increased sales of Ooma Office and Ooma Enterprise services.

Product and other revenue increased $1.3 million or 15% year-over-year, primarily attributable to an increase in AirDial and Telo shipments.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2025	July 31, 2024	Change		July 31, 2025	July 31, 2024	Change
Cost of revenue:
Subscription and services	$18,428	$17,654	$774	4%	$36,489	$35,114	$1,375	4%
Product and other	7,706	7,775	(69)	(1)%	14,465	14,699	(234)	(2)%
Total cost of revenue	$26,134	$25,429	$705	3%	$50,954	$49,813	$1,141	2%
Gross profit:
Subscription and services	$42,711	$41,912	799	2%	$84,909	$82,841	$2,068	2%
Product and other	(2,481)	(3,212)	731	(23)%	(4,470)	(6,026)	1,556	(26)%
Total	$40,230	38,700	1,530	4%	$80,439	$76,815	$3,624	5%
Gross margin:
Subscription and services	70%	70%			70%	70%
Product and other	(47)%	(70)%			(45)%	(69)%
Total	61%	60%			61%	61%

Ooma | FY2026 Form 10-Q | 25

Three months ended July 31, 2025 Compared to Three months ended July 31, 2024

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $0.8 million or 4% year-over-year, primarily due to a $0.5 million increase in personnel-related costs, $0.2 million increase in infrastructure costs, and a $0.1 million increase in regulatory fees. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business.

Product and other revenue gross margin improved to negative 47% from negative 70% in the prior year period. The improvement in product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Six months ended July 31, 2025 Compared to Six months ended July 31, 2024

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $1.4 million year-over-year, primarily due to a $0.9 million increase in infrastructure costs, and a $0.8 million increase in personnel-related costs, partially offset by a $0.2 million decrease in depreciation and amortization expense, and a $0.1 million decrease in banking fees.

Product and other revenue gross margin improved to negative 45% from negative 69% in the prior year period. The improvement in product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2025	July 31, 2024	Change		July 31, 2025	July 31, 2024	Change
Sales and marketing	$19,122	$19,256	$(134)	(1)%	$38,877	$38,737	$140	0%
Research and development	12,495	13,640	(1,145)	(8)%	24,937	27,433	(2,496)	(9)%
General and administrative	7,697	7,400	297	4%	15,766	14,978	788	5%
Total operating expenses	$39,314	$40,296	$(982)	(2)%	$79,580	$81,148	$(1,568)	(2)%

Three months ended July 31, 2025 Compared to Three months ended July 31, 2024

Sales and marketing expenses decreased $0.1 million or 1% year-over-year, primarily due to a $0.5 million decrease in personnel-related costs driven in part by a reduction in acquisition related stock-based compensation expense, partially offset by a $0.2 million increase in commissions expense, and a $0.2 million decrease in advertising and marketing expense.

Research and development expenses decreased $1.1 million or 8% year-over-year, primarily due to a $1.1 million decrease in personnel and contractor related costs, driven in part by a reduction in acquisition related stock-based compensation expense.

General and administrative expenses increased $0.3 million or 4% year-over-year, primarily due to a $0.2 million increase in personnel-related costs, and a $0.2 million increase in supplies and equipment costs, partially offset by a $0.1 million decrease in litigation costs.

Six months ended July 31, 2025 Compared to Six months ended July 31, 2024

Sales and marketing expenses increased $0.1 million year-over-year, primarily due to a $0.4 million increase in commissions expense, a $0.4 million increase in advertising and marketing expense, and a $0.1 million increase in travel related costs, partially offset by a $0.8 million decrease in personnel costs driven in part by a reduction in acquisition related stock-based compensation expense.

Research and development expenses decreased $2.5 million or 9% year-over-year, primarily due to a $1.9 million decrease in personnel-related costs, driven in part by a reduction in acquisition related stock-based compensation expense, a $0.2 million decrease in marketing expense, and a $0.4 million decrease in restructuring costs.

General and administrative expenses increased $0.8 million or 5% year-over-year, primarily due to a $0.5 million increase in personnel-related costs, a $0.3 million increase in supplies and equipment costs, and a $0.3 million increase in litigation costs, partially offset by a $0.3 million decrease in restructuring costs.

Ooma | FY2026 Form 10-Q | 26

Liquidity and Capital Resources

As of July 31, 2025, we had $19.6 million of total cash and cash equivalents, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities, and research and development expenditures, and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2025	July 31, 2024
Net cash provided by operating activities	$10,064	10,672
Net cash used in investing activities	(2,535)	(3,192)
Net cash used in financing activities	(5,842)	(8,431)
Net increase (decrease) in cash and cash equivalents	$1,687	$(951)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2025	July 31, 2024
Net income (loss)	$1,114	(4,276)
Non-cash charges	14,046	14,631
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(575)	1,675
(Increase) decrease in inventories and deferred inventory costs	(1,654)	4,527
Decrease (increase) in prepaid expenses and other assets	218	(1,571)
Decrease in accounts payable, accrued expenses and other liabilities	(3,831)	(4,399)
Increase in deferred revenue	746	85
Net cash provided by operating activities	$10,064	$10,672

For the six months ended July 31, 2025, our net income of $1.1 million included non-cash items of $14.0 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2025 included:

•
an increase of $0.6 million in accounts receivable due to the timing of customer cash collections;
•
an increase of $1.7 million in inventories and deferred inventory costs;
•
a decrease of $0.2 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $3.8 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
an increase of $0.7 million in deferred revenue.

Cash provided by operating activities for the six months ended July 31, 2025 decreased $0.6 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2026 Form 10-Q | 27

Investing Activities

For the six months ended July 31, 2025, cash used in investing activities was $2.5 million, which consisted of capital expenditures of $2.5 million. Cash used in investing activities decreased $0.7 million year-over-year primarily due to a decrease in fixed assets additions in the first half of fiscal 2026.

Financing Activities

For the six months ended July 31, 2025, cash used in financing activities was $5.8 million, which consisted of payments of $2.7 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $5.4 million under our stock repurchase plan, offset by proceeds of $2.3 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities decreased $2.6 million year-over-year, which primarily reflected repayments of borrowings under our Credit Agreement during the first half of fiscal 2025, which did not recur in the first half of fiscal 2026.

Revolving Credit Facility

In October 2023, we entered into a credit and security agreement with certain banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of July 31, 2025, we had zero outstanding borrowings and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2025 Annual Report in the first half of fiscal 2026.

Ooma | FY2026 Form 10-Q | 28

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first half of fiscal 2026. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report for the fiscal year ended January 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of July 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2026 Form 10-Q | 29

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
•
A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, tariffs, and defaults by financial institutions.
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

Ooma | FY2026 Form 10-Q | 30

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

Ooma | FY2026 Form 10-Q | 31

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

Our service plans are generally sold as monthly subscriptions and our customers may terminate their monthly subscription for convenience without any penalty. Certain of our service plans are also sold as annual and multi-year subscriptions, typically ranging up to three years. However, our customers have no obligation to renew their subscriptions for such services and may elect to terminate their subscription for any number of reasons. In addition, evolving state and federal laws, regulations, and rules aimed at making cancellation easier for customers, may result in greater numbers of customer terminations. As a result, we have no assurance that the revenue stream associated with a particular customer account will continue beyond the initial subscription term. Additionally, our Ooma Business customers may choose to reduce the number of lines or remove some of the solutions to which they subscribe. Given Ooma Business customers generally pay more for their subscriptions than residential or mobile customers, any increased churn in business customers could materially and adversely affect our core user growth, financial performance and results of operations, and thereby increase the costs we incur in our efforts to retain our customers and encourage them to upgrade their services and increase their number of users.

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

Ooma | FY2026 Form 10-Q | 32

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

A significant portion of our revenues today come from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, tariffs, and defaults by financial institutions.

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns, rising inflation, tariffs and related uncertainty, and defaults by financial institutions than larger, more established businesses as these businesses typically have fewer financial resources than larger entities.

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

Ooma | FY2026 Form 10-Q | 33

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

However, our future success will also depend on our ability to introduce and sell new services, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions depends on a number of factors including, but not limited to: pricing, market and customer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. New product introductions may pose new challenges for us as we enter new business lines. For example, in connection with ramping sales of Ooma AirDial, we have experienced and from time to time we continue to experience delays in customer readiness for installations and increasing utilization of third parties for installations. Moreover, the market for plain old telephone service ("POTS") line replacement is relatively new and characterized by long sales cycles, and Ooma AirDial may not result in long-term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

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

Ooma | FY2026 Form 10-Q | 34

We rely significantly on retailers, reseller partnerships, and TSDs to sell our products; our failure to effectively develop, manage and maintain these sales channels could materially and adversely affect our revenue and business.

A significant portion of our Ooma Residential and Ooma Business product sales are made through a combination of direct sales and sales through leading retailers such as Amazon, Costco.com, Best Buy and Walmart, as well as reseller partnerships. Our future success depends on our ability to effectively maintain, develop and expand our retail channel and reseller partnership sales as we seek to grow and expand our customer base. Generally, our agreements with our retailers and reseller partners are not long-term and do not impose minimum sales requirements, and we have in the past and may in the future experience a loss of or reduction in sales through any of these third parties, which could materially reduce our revenue and profit margins. Our competitors may in some cases be effective in causing our current and potential retailers, and reseller partners to favor their services or prevent or reduce sales of our services. If we fail to maintain or develop new relationships with retailers and reseller partners in new markets or expand the number of retailers and reseller partners in existing markets, fail to manage, train, or provide appropriate incentives to our existing retailers and reseller partners, or if they are not successful in their sales efforts, sales of our products and services may decrease and our results of operations would suffer.

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

Ooma | FY2026 Form 10-Q | 35

Additionally, several components used in our on-premise devices, end-point devices and new products are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase in tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, trade disputes, changes in trade policies, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China, Vietnam and other countries in Asia.

If additional tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or could increase the lead times of certain components and equipment that we may purchase from foreign vendors. These events have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the current U.S. administration has announced tariffs on goods imported from various countries, including from China and Vietnam where we source some of our products and components. Various modifications and delays to these tariffs have been announced and further changes could be made in the future. Monitoring and reacting to such modifications may divert management’s attention away from other aspects of our operations. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing may require us to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, any of which could negatively impact our revenue, gross margins, and results of operations may be materially harmed.

We are dependent on international trade agreements and regulations, such as the United States-Mexico-Canada Agreement, or USMCA. If the United States were to withdraw from or materially modify certain international trade agreements or regulations, our business and operating results could be materially and adversely affected and our customer relationships in Canada and other countries could be harmed.

Ooma | FY2026 Form 10-Q | 36

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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. We have increased and may continue to increase inventory levels due to uncertainty related to tariffs on goods imported into the United States or to otherwise mitigate related supply chain risks and uncertainties. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Ooma | FY2026 Form 10-Q | 37

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service ("DDoS cyberattacks"), and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. We may be subject to other DDoS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodologies. For example, the industry experienced an increase in cyberattacks in connection with Russia’s invasion of Ukraine. We cannot assure you that our backup systems, regular data backups, physical, technological and organizational security protocols and measures and other procedures that are currently in place, or that may be in place in the future, will be adequate to detect or prevent unauthorized access to our systems, significant damage, system interruption, degradation or failure, or data loss or to respond to a cyberattack once launched. Additionally, hackers may attempt to directly gain access to a customer's on-premise appliance, or their mobile phone, which may delay or interrupt services, or may subject our customers to further security risks, including in relation to any connected household devices a customer might have now or in the future, such as our connected smart security sensors and our partner's connected devices or to our network more generally. Also, our services are web-based, and the amount of data we store for our users on our servers has been increasing as our business has grown.

Despite our ongoing efforts to enhance security measures, our infrastructure and those of third parties we rely upon may be vulnerable to hackers, phishing, computer viruses, worms, ransomware, and other malicious software programs or similarly disruptive problems caused by our customers, employees, consultants or other internet users who attempt to invade public and private data networks. In some cases, we do not have in place disaster recovery facilities for certain ancillary services, such as email delivery of messages. Currently, a majority of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees that we charge. We rely on encryption and authentication technology to ensure secure transmission of confidential information, including customer credit and debit card numbers. Despite our efforts to encrypt and secure transmission of confidential customer information, hackers with sufficiently sophisticated technology or methods may still be able to infiltrate our systems to gain unauthorized access to payment card information. Further, advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology we use to protect transaction data. In addition, because the techniques used to obtain unauthorized access to the information systems change frequently and are becoming more sophisticated, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Third parties may attempt to fraudulently induce employees, consultants or customers into disclosing sensitive information, such as user names, passwords, customer proprietary network information ("CPNI"), intellectual property or other information in order to gain access to our customers' data or to our data. CPNI includes information such as the phone numbers called by a customer, the frequency, duration, and timing of such calls, and any services purchased by the customer, such as call waiting, call forwarding and caller ID, in addition to other information that may appear on a customer's bill. In addition, because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and are becoming more sophisticated and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, we and our vendors, business partners, and contractors may also be vulnerable to heightened risks of cyber-attacks, including from or affiliated with nation-state actors, which could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services and products. Any compromise or perceived compromise of our security could damage our reputation, and could subject us to significant liability, as well as regulatory action, including financial penalties, which would materially adversely affect our brand, results of operations, financial condition, business and prospects.

See “Risks Related to Security, IT Systems and Intellectual Property” for further risks related to security breaches.

Ooma | FY2026 Form 10-Q | 38

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

Ooma | FY2026 Form 10-Q | 39

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

Ooma | FY2026 Form 10-Q | 40

Failure to manage any of these risks could harm our future international operations and our overall business.

To deliver our services, we rely on third parties for our network connectivity and co‑location facilities for certain features in our services and for certain elements of providing our services.

We expect that we will continue to rely on third-party service providers for hosting, internet access and other services that are vital to our service offering for the foreseeable future. For example, Equinix, Inc. and others provide data center facilities, and Inteliquent and others provide origination services. Inteliquent is also our primary provider of 911 services. We also rely on third-party service providers to provide services for our SMS and speech-to-text services which are sole-sourced. If any of these network service providers stop providing or are unable to provide us with access to their infrastructure, fail to provide these services to us on a cost-effective basis, cease operations, or otherwise terminate these services, the delay caused by qualifying and switching to another third-party network service provider, if one is available, could have a material adverse effect on our business and results of operations.

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

Ooma | FY2026 Form 10-Q | 41

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

Ooma | FY2026 Form 10-Q | 42

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

Ooma | FY2026 Form 10-Q | 43

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

Ooma | FY2026 Form 10-Q | 44

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

As of July 31, 2025, we had $30.0 million available for borrowing under our revolving credit facility under our three-year credit and security agreement (“Credit Agreement”) with Citizens Bank, N.A., with no outstanding indebtedness. Additionally, from time to time, we may request incremental term loans and/or additional revolving commitments in an aggregate principal amount of up to $20.0 million under the Credit Agreement. Our ability to pay interest and repay principal for any future indebtedness we incur will be dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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

Ooma | FY2026 Form 10-Q | 45

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

Ooma | FY2026 Form 10-Q | 46

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

Ooma | FY2026 Form 10-Q | 47

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

Ooma | FY2026 Form 10-Q | 48

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

Ooma | FY2026 Form 10-Q | 49

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

Ooma | FY2026 Form 10-Q | 50

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

Potential problems with our or third party information systems could interfere with our business and operations.

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

Ooma | FY2026 Form 10-Q | 51

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

We may not be able to comply with additional 911 requirements adopted by the FCC for interconnected VoIP providers, providers of enterprise telephone services, non-interconnected VoIP providers and texting providers. For example, beginning January 6, 2022, providers of non-fixed interconnected VoIP services were required to supply automated dispatchable location, if technically feasible, or either registered location information obtained by the customer or alternative location information. At present, we have no means to automatically identify the physical location of our customers. Our obligation to comply with the FCC’s VoIP E-911 order and related costs puts us at a competitive disadvantage to VoIP service providers who are either not subject to the requirements or have chosen not to comply with the FCC’s mandates. We cannot guarantee emergency calling service consistent with the VoIP E-911 order will be available to all of our customers, especially those accessing our services on a mobile device or from outside of the United States. The FCC’s current E-911 requirements and changes to those requirements, including their impact on our customers due to service price increases or other factors, could have a material adverse effect on our business, financial condition or operating results. For example, we have incurred additional costs in order to comply with the FCC’s outage notification requirements effective April 15, 2025 and may incur such costs in the future. In addition, customers may attempt to hold us responsible for any loss, damage, personal injury, or death suffered as a result of delayed, misrouted, or uncompleted emergency service calls or text messages, subject to any limitations on a provider's liability provided by applicable laws, regulations, and our customer agreements.

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

Ooma | FY2026 Form 10-Q | 52

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

Ooma | FY2026 Form 10-Q | 53

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

Ooma | FY2026 Form 10-Q | 54

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

Ooma | FY2026 Form 10-Q | 55

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

Ooma | FY2026 Form 10-Q | 56

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

Ooma | FY2026 Form 10-Q | 57

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

Ooma | FY2026 Form 10-Q | 58

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

Ooma | FY2026 Form 10-Q | 59

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

Ooma | FY2026 Form 10-Q | 60

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that is prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in China, Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, war (including ongoing geopolitical tensions related to Russia’s actions in Ukraine), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia will not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may experience system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended July 31, 2025.

Ooma | FY2026 Form 10-Q | 61

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
May 1, 2025 to May 30, 2025	7,372	$13.64	7,372	$7,249
June 1, 2025 to June 30, 2025	241,643	$12.79	241,643	$4,159
July 1, 2025 to July 31, 2025	—	$—	—	$4,159
Total	249,015	$12.81	249,015

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended July 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2026 Form 10-Q | 62

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Ooma, Inc. 2015 Equity Incentive Plan, as amended and restated on June 5, 2025.	8-K	10.1	6/10/2025

10.2	Ooma, Inc. 2015 Employee Stock Purchase Plan, as amended and restated on June 5, 2025.	Filed herewith

10.3	Third Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2026 Form 10-Q | 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 5, 2025	By:	/s/ Eric B. Stang
Date: September 5, 2025	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2026 Form 10-Q | 64