Form 10-Q
period 2025-10-31
OOMA INC
filed 2025-12-09
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of December 1, 2025, there were 27.6 million shares of the registrant’s common stock outstanding.

Ooma | FY2026 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	October 31, 2025	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,720	$17,871
Accounts receivable, net	8,827	8,040
Inventories	15,287	13,068
Other current assets	18,413	17,198
Total current assets	64,247	56,177
Property and equipment, net	12,718	11,982
Operating lease right-of-use assets	14,234	15,311
Intangible assets, net	17,967	22,184
Goodwill	23,069	23,069
Other assets	20,471	20,472
Total assets	$152,706	$149,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,398	$6,007
Accrued expenses and other current liabilities	28,310	29,067
Deferred revenue	16,969	16,586
Total current liabilities	51,677	51,660
Long-term operating lease liabilities	11,021	12,234
Deferred revenue, non-current	17	23
Total liabilities	62,715	63,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	227,658	225,452
Accumulated deficit	(137,672)	(140,179)
Total stockholders’ equity	89,991	85,278
Total liabilities and stockholders’ equity	$152,706	$149,195

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Revenue:
Subscription and services	$61,953	$60,135	$183,351	$178,090
Product and other	5,672	4,992	15,667	13,665
Total revenue	67,625	65,127	199,018	191,755

Cost of revenue:
Subscription and services	18,664	18,006	55,153	53,120
Product and other	8,232	7,851	22,697	22,550
Total cost of revenue	26,896	25,857	77,850	75,670
Gross profit	40,729	39,270	121,168	116,085

Operating expenses:
Sales and marketing	19,146	19,223	58,023	57,960
Research and development	12,101	14,234	37,038	41,667
General and administrative	8,190	8,099	23,956	23,077
Total operating expenses	39,437	41,556	119,017	122,704
Income (loss) from operations	1,292	(2,286)	2,151	(6,619)
Interest and other income (expense), net	165	14	549	834
Income (loss) before income taxes	1,457	(2,272)	2,700	(5,785)
Income tax provision	(64)	(92)	(193)	(855)
Net income (loss)	$1,393	$(2,364)	$2,507	$(6,640)

Net income (loss) per share of common stock:
Basic	$0.05	$(0.09)	$0.09	$(0.25)
Diluted	$0.05	$(0.09)	$0.09	$(0.25)

Weighted-average shares of common stock outstanding:
Basic	27,621,276	26,837,594	27,530,582	26,547,389
Diluted	28,005,206	26,837,594	28,199,519	26,547,389

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31, 2025	October 31, 2024
Cash flows from operating activities:
Net income (loss)	$2,507	$(6,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	11,333	13,475
Depreciation and amortization of capital expenditures	3,014	3,143
Amortization of intangible assets	4,218	4,361
Amortization of operating lease right-of-use assets	2,470	2,291
Gain on note conversion	—	(980)
Other	77	147
Changes in operating assets and liabilities:
Accounts receivable, net	(787)	1,639
Inventories and deferred inventory costs	(2,266)	6,614
Prepaid expenses and other assets	(1,244)	(2,530)
Accounts payable, accrued expenses and other liabilities	(2,712)	(2,676)
Deferred revenue	377	(80)
Net cash provided by operating activities	16,987	18,764

Cash flows from investing activities:
Capital expenditures	(4,011)	(4,752)
Net cash used in investing activities	(4,011)	(4,752)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,020	3,451
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(3,968)	(2,816)
Payments for repurchases of common stock	(8,179)	(2,052)
Repayments of long-term debt	—	(13,000)
Net cash used in financing activities	(9,127)	(14,417)
Net increase (decrease) in cash and cash equivalents	3,849	(405)
Cash and cash equivalents at beginning of period	17,871	17,536
Cash and cash equivalents at end of period	$21,720	$17,131

See notes to condensed consolidated financial statements

Ooma | FY2026 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2026	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2025	$225,457	$—	$(140,179)	$85,278
Issuance of common stock under equity-based plans	2,288	—	—	2,288
Shares repurchased for tax withholdings on RSU vesting	(1,448)	—	—	(1,448)
Repurchases of common stock	(2,203)	—	—	(2,203)
Stock-based compensation	3,936	—	—	3,936
Net loss	—	—	(141)	(141)
BALANCE - April 30, 2025	$228,030	$—	$(140,320)	$87,710
Issuance of common stock under equity-based plans	—	—	—	—
Shares repurchased for tax withholdings on RSU vesting	(1,283)	—	—	(1,283)
Repurchases of common stock	(3,196)	—	—	(3,196)
Stock-based compensation	3,635	—	—	3,635
Net income	—	—	1,255	1,255
BALANCE - July 31, 2025	$227,186	$—	$(139,065)	$88,121
Issuance of common stock under equity-based plans	732	—	—	732
Shares repurchased for tax withholdings on RSU vesting	(1,237)	—	—	(1,237)
Repurchases of common stock	(2,780)	—	—	(2,780)
Stock-based compensation	3,762	—	—	3,762
Net income	—	—	1,393	1,393
BALANCE - October 31, 2025	$227,663	$—	$(137,672)	$89,991

	Common stock		Accumulated	Stockholders'
Fiscal 2025	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2024	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	1,417	—	—	1,417
Shares repurchased for tax withholdings on RSU vesting	(740)	—	—	(740)
Stock-based compensation	4,363	—	—	4,363
Net loss	—	—	(2,139)	(2,139)
BALANCE - April 30, 2024	$216,406	$(1)	$(135,417)	$80,988
Issuance of common stock under equity-based plans	167	—	—	167
Shares repurchased for tax withholdings on RSU vesting	(884)	—	—	(884)
Repurchases of common stock	(891)	—	—	(891)
Stock-based compensation	4,595	—	—	4,595
Changes in other comprehensive loss	—	1	—	1
Net loss	—	—	(2,137)	(2,137)
BALANCE - July 31, 2024	$219,393	$—	$(137,554)	$81,839
Issuance of common stock under equity-based plans	1,867	—	—	1,867
Shares repurchased for tax withholdings on RSU vesting	(1,192)	—	—	(1,192)
Repurchases of common stock	(1,161)	—	—	(1,161)
Stock-based compensation	4,517	—	—	4,517
Net loss	—	—	(2,364)	(2,364)
BALANCE - October 31, 2024	$223,424	$—	$(139,918)	$83,506

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2026.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit losses for current accounts receivable and contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and for interim periods within those annual periods, and is applied prospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Subscription and services revenue	$61,953	$60,135	$183,351	$178,090
Product and other revenue	5,672	4,992	15,667	13,665
Total revenue	$67,625	$65,127	$199,018	$191,755

The Company derived approximately 63% and 62% of its total revenue from Ooma Business, and approximately 35% and 36% from Ooma Residential, for the three months ended October 31, 2025 and 2024, respectively. The Company derived approximately 63% and 61% of its total revenue from Ooma Business and approximately 35% and 36% from Ooma Residential for the nine months ended October 31, 2025 and 2024, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	October 31, 2025	January 31, 2025
Customer A	—	23%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	October 31, 2025	January 31, 2025
Subscription and services	$16,436	$16,601
Product and other	550	8
Total deferred revenue	$16,986	16,609
Less: current deferred revenue	16,969	16,586
Deferred revenue, non-current	$17	$23

During the three and nine months ended October 31, 2025, the Company recognized revenue of approximately $1.8 million and $15.6 million, respectively pertaining to amounts deferred as of January 31, 2025. As of October 31, 2025, deferred revenue was primarily composed of subscription contracts invoiced during the first nine months of fiscal 2026, as well as amounts recorded during fiscal 2025 for annual contracts.

Remaining Performance Obligations. As of October 31, 2025, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $42.8 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company had $21.7 million and $17.9 million in cash and cash equivalents as of October 31, 2025 and January 31, 2025, respectively.

Non-Marketable Equity Investments. As of October 31, 2025, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2026 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	October 31, 2025	January 31, 2025
Finished goods	$11,753	$9,156
Raw materials	3,534	3,912
Total inventory	$15,287	$13,068

Other current and non-current assets

	As of
	October 31, 2025	January 31, 2025
Deferred sales commissions, current	$9,462	$9,301
Prepaid expenses and other	5,666	5,613
Other current assets	3,285	2,284
Total other current assets	$18,413	$17,198

Deferred sales commissions, non-current	$14,963	$14,635
Other assets	5,508	5,837
Total other non-current assets	$20,471	$20,472

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.7 million and $2.5 million for the three months ended October 31, 2025 and 2024, respectively, and $7.8 million and $7.3 million for the nine months ended October 31, 2025 and 2024, respectively.

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

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations for the three months ended April 30, 2024. The Company recorded the fair value of GTC preferred stock of $3.3 million as of both October 31, 2025 and January 31, 2025 to other assets in the condensed consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	October 31, 2025	January 31, 2025
Payroll and related expenses	$12,288	$15,415
Regulatory fees and taxes	6,136	5,371
Short-term operating lease liabilities	4,211	3,713
Customer-related liabilities	1,769	1,401
Other	3,906	3,167
Total accrued expenses and other current liabilities	$28,310	$29,067

Ooma | FY2026 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of October 31, 2025			As of January 31, 2025
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(7,562)	$13,056	$20,618	$(5,591)	$15,027
Customer relationships	5-7	16,545	(12,228)	4,317	16,545	(10,131)	6,414
Trade names	2-5	1,685	(1,091)	594	1,685	(942)	743
Total intangible assets		$38,848	$(20,881)	$17,967	$38,848	$(16,664)	$22,184

Amortization expense was $1.4 million for the three months ended October 31, 2025 and 2024, respectively, and was $4.2 million and $4.4 million for each of the nine months ended October 31, 2025 and 2024, respectively.

At October 31, 2025, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2026 remainder	$1,406
2027	5,068
2028	3,950
2029	3,030
2030	2,629
Thereafter	1,884
Total	$17,967

Ooma | FY2026 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	October 31, 2025	January 31, 2025
Assets
Operating lease right-of-use assets	$14,234	$15,311
Total leased assets	$14,234	$15,311
Liabilities
Short-term operating lease liabilities	$4,211	$3,713
Long-term operating lease liabilities	11,021	12,234
Total lease liabilities	$15,232	$15,947

Weighted-average remaining lease term	4.6 years	5.2 years
Weighted-average discount rate	6.4%	6.3%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.8 million and $1.6 million for the three months ended October 31, 2025 and 2024, respectively, and $5.3 million and $4.8 million for the nine months ended October 31, 2025 and 2024, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Cash payments for operating leases	$966	$962	$2,855	$2,871
Right-of-use assets recognized in exchange for new operating lease obligations	$289	$269	$1,393	$579

As of October 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	October 31, 2025
2026 remainder	$1,023
2027	4,405
2028	4,222
2029	3,366
2030	1,522
Thereafter	3,390
Total future minimum lease payments	17,928
Less: imputed interest	(2,696)
Present value of lease liabilities	$15,232

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

Stock Options. Stock option activity for the nine months ended October 31, 2025 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2025	653	$13.14	$1,325
Granted	23	$12.90
Exercised	(83)	$9.53
Canceled	(47)	$14.96
Balance as of October 31, 2025	546	$13.53	$157
Vested and exercisable as of October 31, 2025	511	$13.48	$157

The aggregate intrinsic value of vested options exercised during the nine months ended October 31, 2025 and 2024 was $0.4 million and $0.8 million, respectively. During the nine months ended October 31, 2025, the Company granted 23,000 stock options with a $6.31 per share weighted average fair value. During the nine months ended October 31, 2024, no stock options were granted.

Restricted Stock Units. RSU activity for the nine months ended October 31, 2025 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2025	1,856	$11.44
Granted	1,128	$13.71
Vested	(892)	$12.37
Canceled	(20)	$11.89
Balance as of October 31, 2025	2,072	$12.27

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the nine months ended October 31, 2025 and 2024, employees purchased 0.3 million shares at a weighted-average price of $7.53 per share and $7.35 per share, respectively.

Stock Repurchase Plan. In fiscal 2025, the Company's Board of Directors authorized a stock repurchase plan for repurchasing up to $14.0 million of the Company's common stock. The Company repurchased in the open market 215,493 shares and 105,994 shares of common stock for an aggregate amount of $2.8 million and $1.2 million for the three months ended October 31, 2025 and 2024, respectively, and 627,287 shares and 204,209 shares of common stock for an aggregate amount of $8.2 million and $2.0 million for the nine months ended October 31, 2025 and 2024, respectively. As of October 31, 2025, approximately $1.4 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Ooma | FY2026 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Cost of revenue	$245	$243	$698	$784
Sales and marketing	490	970	1,645	2,949
Research and development	1,022	1,382	3,120	4,122
General and administrative	2,005	1,922	5,870	5,620
Total stock-based compensation expense	$3,762	$4,517	$11,333	$13,475

As of October 31, 2025, there was $23.6 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2.5 years.

Note 9: Income Taxes

The Company recorded an income tax provision of $0.1 million and $0.2 million during the three and nine months ended October 31, 2025, respectively, and an income tax provision of $0.1 million and $0.9 million during the three and nine months ended October 31, 2024, respectively. The Company recorded an income tax benefit during the second quarter of fiscal 2026 which was primarily attributable to federal and state income taxes and tax law changes that occurred during the quarter. As of October 31, 2025, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of October 31, 2025, the Company had unrecognized tax benefits of approximately $13.1 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at October 31, 2025 will significantly increase or decrease within the next twelve months. There were no interest expense or penalties related to unrecognized tax benefits recorded through October 31, 2025.

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

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Numerator
Net income (loss)	$1,393	$(2,364)	$2,507	$(6,640)
Denominator
Basic weighted average common shares	27,621,276	26,837,594	27,530,582	26,547,389
Potentially dilutive shares from equity plans	383,930	—	668,937	—
Diluted weighted-average common shares	28,005,206	26,837,594	28,199,519	26,547,389
Basic net income (loss) per share	$0.05	$(0.09)	$0.09	$(0.25)
Diluted net income (loss) per share	$0.05	$(0.09)	$0.09	$(0.25)

Potentially dilutive securities of approximately 0.6 million and 0.5 million for the three and nine months ended October 31, 2024, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Note 11: Commitments and Contingencies

Purchase Commitments

As of October 31, 2025 and January 31, 2025, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $14.5 million and $6.2 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $10.2 million between March 2025 and February 2029, of which $8.6 million was outstanding as of October 31, 2025.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of October 31, 2025, the Company did not have any accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Bachhuber Litigation

On September 3, 2025, plaintiff Kevin Bachhuber filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act of 1991 or TCPA (the "Bachhuber Litigation"). The complaint seeks damages of $500 per violation, or $1,500 per willful violation, of the TCPA and injunctive relief. On November 6, 2025, the Company filed a motion to compel arbitration on an individual basis and stay the court proceedings pending resolution of the arbitration. Based on the Company’s current knowledge, the Company has determined that the amount of any loss resulting from the Bachhuber Litigation is not estimable.

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

Note 12: Financing Arrangements

Revolving Credit Facility

On October 20, 2023, the Company, as borrower, entered into a three-year secured credit agreement (“2023 Credit Agreement”) with Citizens Bank N.A., as Administrative Agent (“Agent”) and lender. The Credit Agreement provided for a secured revolving credit facility under which the Company could borrow up to an aggregate amount of $30.0 million, which included a $10.0 million sub-facility for letters of credit and could be increased up to an aggregate amount of $50.0 million, subject to certain conditions. As of October 31, 2025, the Company had zero outstanding borrowings and was in compliance with all loan covenants.

Any loans under the 2023 Credit Agreement would bear interest, at the Company’s option, at either a rate equal to the Alternate Base Rate plus the Applicable Margin (as defined in the 2023 Credit Agreement) or Term Secure Overnight Financing Rate ("SOFR") plus the Applicable Margin (as defined in the 2023 Credit Agreement). The Alternate Base Rate is the highest of (i) the Agent’s prime rate, (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the Daily SOFR rate plus 1.00% per annum. The SOFR Rate is a rate equal to the secured overnight financing rate as published by the SOFR Administrator and displayed on CME Group Benchmark Administration Limited’s Market Data Platform. The

Ooma | FY2026 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Applicable Margin for Alternative Base Rate Loans is 1.25% and the Applicable Margin for the SOFR Loans is 2.00%. Upon the occurrence of any event of default under the 2023 Credit Agreement, the interest rate on the borrowings increases by 5.00%. Under the terms of the 2023 Credit Agreement, the Company was required to pay a commitment fee on the unused portion of the secured revolving credit facility of 0.25% per annum.

On December 1, 2025, the Company entered into an amendment to the 2023 Credit Agreement (as so amended, the “Credit Agreement") with Citizens Bank, N.A., the terms of which replace and supersede the terms of the 2023 Credit Agreement. The Credit Agreement has a five-year term and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million. In connection with entering into the Credit Agreement, the Company borrowed $45.0 million as a term loan maturing on the December 1, 2030 (the “Maturity Date”). The remaining $20.0 million of the term loan facility under the Credit Agreement may, subject to the satisfaction of certain conditions precedent, be borrowed by the Company no later than 90 days after the amendment closing date as an additional term loan maturing on the Maturity Date. The Company used the proceeds of initial term loan to finance the acquisition of FluentStream Corp. (“FluentStream”) (see Note 14: Subsequent Events) and intends to use the proceeds from future borrowings thereunder to fund other potential acquisitions, working capital, and other general corporate purposes.

The Credit Agreement includes customary covenants, including financial covenants requiring the Company to maintain specified leverage and fixed-charge coverage ratios, as well as minimum liquidity levels. The Credit Agreement also contains customary events of default.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue from external customers	$67,625	$65,127	$199,018	$191,755
Less:
Cost of revenue (1)	25,876	24,862	74,942	72,559
Sales and marketing (1)	17,885	17,483	54,166	52,802
Research and development (1)	10,819	12,074	33,579	36,264
General and administrative (1)	5,479	6,069	16,928	16,929
Other segment expenses	6,274	6,925	17,252	19,820
Interest and other (income) expense, net	(165)	(14)	(549)	(834)
Income tax provision	64	92	193	855
Consolidated net income (loss)	$1,393	$(2,364)	$2,507	$(6,640)

(1) Amounts exclude other segment expenses as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Amortization of intangible assets	$1,406	$1,406	$4,218	$4,361
Stock-based compensation and related taxes	3,813	4,575	11,589	13,710
Acquisition-related costs	584	—	584	—
Restructuring costs	373	869	373	1,579
Litigation costs	98	75	488	170
Total other segment expenses	$6,274	$6,925	$17,252	$19,820

Ooma | FY2023 Form 10-Q | 19

Note 14: Subsequent Events

On December 1, 2025, the Company acquired all outstanding stock of FluentStream Corp., a Delaware corporation, a provider of enterprise-grade business phone services for small and medium-sized organizations, for approximately $45.0 million in cash, subject to customary working capital adjustments. The Company financed the acquisition through a combination of cash on hand and term loan borrowings of $45.0 million under its amended credit agreement with Citizens Bank, NA, as administrative agent and lender, described in Note 12: Financing Arrangements.

On November 24, 2025, the Company entered into a definitive agreement to acquire all outstanding stock of Phone.Com, Inc., a provider of cloud-based business communications for small and medium-sized organizations for approximately $23.2 million in cash, subject to customary working capital adjustments. The transaction is expected to close in fourth quarter of fiscal 2026, subject to the receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions.

Ooma | FY2026 Form 10-Q | 20

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

On December 1, 2025, we completed the acquisition of FluentStream Corp. (“FluentStream”) a provider of enterprise-grade business phone services for small and medium-sized organizations, for approximately $45.0 million in cash, subject to certain working capital adjustments. We believe the acquisition of FluentStream will accelerate overall growth of Ooma Business. We financed the acquisition through a combination of cash on hand and term loan borrowings of $45.0 million under our credit agreement, as amended, with Citizens Bank, NA, as administrative agent and lender (the “Credit Agreement”). FluentStream was not material to our financial statements for the periods presented because the acquisition occurred after the end of our third fiscal quarter.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services.

Third Quarter Fiscal 2026 Financial Performance

•
Total revenue was $67.6 million, up 4% year-over-year, primarily driven by the growth of Ooma Business.
•
Subscription and services revenue from Ooma Business grew 6% year-over-year, primarily driven by user growth.
•
Total gross margin was 60%, consistent with the prior year quarter.
•
GAAP net income was $1.4 million, compared to net loss of $2.4 million in the prior year quarter reflecting continued improvement in our operations.
•
Adjusted EBITDA was $8.6 million, compared to $5.7 million in the prior year quarter.
•
As of October 31, 2025, we had total cash and cash equivalents of $21.7 million, compared to $17.9 million as of January 31, 2025.
•
As of October 31, 2025, we maintained zero outstanding debt balance consistent with January 31, 2025.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2026 Form 10-Q | 21

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	October 31, 2025	October 31, 2024
Core users	1,233	1,242
Annualized exit recurring revenue (AERR)	$242,708	$234,046
Net dollar subscription retention rate	99%	99%
Adjusted EBITDA	$8,588	$5,709

Core Users decreased year-over-year, which was primarily driven by a decline in Ooma Residential users, partially offset by an increase in Ooma Business users. As of October 31, 2025, Ooma Business users comprised approximately 42% of our total core users, up from 41% as of October 31, 2024. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Ooma | FY2026 Form 10-Q | 22

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with those of competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, stock-based compensation and related taxes, acquisition-related costs, restructuring costs, litigation costs and gain on note conversion.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•
Adjusted EBITDA does not consider the impact of interest and other income/expense, income taxes, stock-based compensation and related taxes, amortization of intangible assets, litigation costs, acquisition-related costs, restructuring costs and gain on note conversion; and
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA, for each of the periods indicated below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
GAAP net income (loss)	$1,393	$(2,364)	$2,507	$(6,640)
Reconciling items:
Interest and other (income) expense, net	(165)	(14)	(549)	146
Income tax provision	64	92	193	855
Depreciation and amortization of capital expenditures	1,022	1,070	3,014	3,143
Amortization of intangible assets	1,406	1,406	4,218	4,361
Stock-based compensation and related taxes	3,813	4,575	11,589	13,710
Acquisition-related costs	584	—	584	—
Restructuring costs	373	869	373	1,579
Litigation costs	98	75	488	170
Gain on note conversion	—	—	—	(980)
Adjusted EBITDA	$8,588	$5,709	$22,417	$16,344

Ooma | FY2026 Form 10-Q | 23

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application and prepaid international calls. We expect our subscription and services revenue to grow as we expand our user base, driven primarily by growth in Ooma Business, including through the FluentStream acquisition.

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

Ooma | FY2026 Form 10-Q | 24

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Revenue:
Subscription and services	$61,953	$60,135	$183,351	$178,090
Product and other	5,672	4,992	15,667	13,665
Total revenue	67,625	65,127	199,018	191,755

Cost of revenue:
Subscription and services	18,664	18,006	55,153	53,120
Product and other	8,232	7,851	22,697	22,550
Total cost of revenue	26,896	25,857	77,850	75,670
Gross profit	40,729	39,270	121,168	116,085

Operating expenses:
Sales and marketing	19,146	19,223	58,023	57,960
Research and development	12,101	14,234	37,038	41,667
General and administrative	8,190	8,099	23,956	23,077
Total operating expenses	39,437	41,556	119,017	122,704
Income (loss) from operations	1,292	(2,286)	2,151	(6,619)
Interest and other income (expense), net	165	14	549	834
Income (loss) before income taxes	1,457	(2,272)	2,700	(5,785)
Income tax provision	(64)	(92)	(193)	(855)
Net income (loss)	$1,393	$(2,364)	$2,507	$(6,640)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Cost of revenue	$250	$248	$722	$806
Sales and marketing	497	985	1,697	3,006
Research and development	1,037	1,404	3,214	4,211
General and administrative	2,029	1,938	5,956	5,687
Total stock-based compensation and related taxes	$3,813	$4,575	$11,589	$13,710

Comparison of the three and nine months ended October 31, 2025 and 2024 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Nine Months Ended
	October 31, 2025	October 31, 2024	Change		October 31, 2025	October 31, 2024	Change
Revenue:
Subscription and services	$61,953	$60,135	$1,818	3%	$183,351	$178,090	$5,261	3%
Product and other	5,672	4,992	680	14%	15,667	13,665	2,002	15%
Total revenue	$67,625	$65,127	$2,498	4%	$199,018	$191,755	$7,263	4%
Percentage of revenue:
Subscription and services	92%	92%			92%	93%
Product and other	8%	8%			8%	7%
Total	100%	100%			100%	100%

Ooma | FY2026 Form 10-Q | 25

Three months ended October 31, 2025 Compared to Three months ended October 31, 2024

We derived approximately 63% and 62% of our total revenue from Ooma Business and approximately 35% and 36% from Ooma Residential for the three months ended October 31, 2025 and 2024, respectively.

Subscription and services revenue increased $1.8 million or 3% year-over-year, primarily attributable to an increase in AirDial lines, and an increase in the average revenue per core user.

Product and other revenue increased $0.7 million or 14% year-over-year, primarily attributable to an increase in AirDial shipments.

Nine months ended October 31, 2025 Compared to Nine months ended October 31, 2024

We derived approximately 63% and 61% of our total revenue from Ooma Business and approximately 35% and 36% from Ooma Residential for the nine months ended October 31, 2025 and 2024, respectively.

Subscription and services revenue increased $5.3 million or 3% year-over-year, primarily attributable to an increase in AirDial lines, and an increase in the average revenue per core user, driven by organic growth, which was in part due to increased sales of Ooma Office and Ooma Enterprise services.

Product and other revenue increased $2.0 million or 15% year-over-year, primarily attributable to an increase in AirDial and Telo shipments.

Cost of revenue and gross margin

	Three Months Ended				Nine Months Ended
	October 31, 2025	October 31, 2024	Change		October 31, 2025	October 31, 2024	Change
Cost of revenue:
Subscription and services	$18,664	$18,006	$658	4%	$55,153	$53,120	$2,033	4%
Product and other	8,232	7,851	381	5%	22,697	22,550	147	1%
Total cost of revenue	$26,896	$25,857	$1,039	4%	$77,850	$75,670	$2,180	3%
Gross profit:
Subscription and services	$43,289	$42,129	1,160	3%	$128,198	$124,970	$3,228	3%
Product and other	(2,560)	(2,859)	299	(10)%	(7,030)	(8,885)	1,855	(21)%
Total	$40,729	39,270	1,459	4%	$121,168	$116,085	$5,083	4%
Gross margin:
Subscription and services	70%	70%			70%	70%
Product and other	(45)%	(57)%			(45)%	(65)%
Total	60%	60%			61%	61%

Ooma | FY2026 Form 10-Q | 26

Three months ended October 31, 2025 Compared to Three months ended October 31, 2024

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $0.7 million or 4% year-over-year, primarily due to a $0.5 million increase in personnel-related costs and a $0.3 million increase in infrastructure costs, partially offset by a $0.1 million decrease in regulatory fees. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business.

Product and other revenue gross margin improved to negative 45% from negative 57% in the prior year period. The improvement in product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Nine months ended October 31, 2025 Compared to Nine months ended October 31, 2024

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $2.0 million year-over-year, primarily due to a $1.2 million increase in personnel-related costs and a $1.1 million increase in infrastructure costs, partially offset by a $0.3 million net decrease in depreciation and amortization expense, and other operational expenses.

Product and other revenue gross margin improved to negative 45% from negative 65% in the prior year period. The improvement in product margin was primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating expenses

	Three Months Ended				Nine Months Ended
	October 31, 2025	October 31, 2024	Change		October 31, 2025	October 31, 2024	Change
Sales and marketing	$19,146	$19,223	$(77)	(0)%	$58,023	$57,960	$63	0%
Research and development	12,101	14,234	(2,133)	(15)%	37,038	41,667	(4,629)	(11)%
General and administrative	8,190	8,099	91	1%	23,956	23,077	879	4%
Total operating expenses	$39,437	$41,556	$(2,119)	(5)%	$119,017	$122,704	$(3,687)	(3)%

Three months ended October 31, 2025 Compared to Three months ended October 31, 2024

Sales and marketing expenses were consistent year-over-year, primarily due to a $0.7 million decrease in personnel-related costs, driven in part by a reduction in acquisition-related stock-based compensation expense, partially offset by a $0.6 million increase in commissions expense.

Research and development expenses decreased $2.1 million or 15% year-over-year, primarily due to a $1.6 million decrease in personnel and contractor-related costs, driven in part by a reduction in acquisition-related stock-based compensation expense, and a $0.5 million decrease in restructuring costs.

General and administrative expenses were consistent year-over-year, primarily due to a $0.6 million increase in acquisition-related expenses, partially offset a $0.3 million decrease in personnel-related costs and a $0.3 million net decrease in facility and other operational expenses.

Nine months ended October 31, 2025 Compared to Nine months ended October 31, 2024

Sales and marketing expenses were consistent year-over-year, primarily due to a $1.4 million increase in commission expense partially offset by a $1.5 million decrease in personnel-related costs, driven in part by a reduction in acquisition-related stock-based compensation expense.

Research and development expenses decreased $4.6 million or 11% year-over-year, primarily due to a $3.5 million decrease in personnel-related costs, driven in part by a reduction in acquisition-related stock-based compensation expense, a $0.9 million decrease in restructuring costs and a $0.4 million decrease in marketing expenses.

General and administrative expenses increased $0.9 million or 4% year-over-year, primarily due to a $0.2 million increase in personnel-related costs and a $0.6 million increase in acquisition-related expenses.

Ooma | FY2026 Form 10-Q | 27

Liquidity and Capital Resources

As of October 31, 2025, we had $21.7 million of total cash and cash equivalents. In December 2025, we completed the acquisition of FluentStream for approximately $45.0 million in cash, subject to certain working capital adjustments, the payment of which we funded primarily through term loan borrowings of $45.0 million under the Credit Agreement. We believe our total cash and cash equivalents, together with our remaining borrowing capacity under the Credit Agreement, will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities, and research and development expenditures, and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2025	October 31, 2024
Net cash provided by operating activities	$16,987	18,764
Net cash used in investing activities	(4,011)	(4,752)
Net cash used in financing activities	(9,127)	(14,417)
Net increase (decrease) in cash and cash equivalents	$3,849	$(405)

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Nine Months Ended
	October 31, 2025	October 31, 2024
Net income (loss)	$2,507	(6,640)
Non-cash charges	21,112	22,437
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(787)	1,639
(Increase) decrease in inventories and deferred inventory costs	(2,266)	6,614
Increase in prepaid expenses and other assets	(1,244)	(2,530)
Decrease in accounts payable, accrued expenses and other liabilities	(2,712)	(2,676)
Increase (decrease) in deferred revenue	377	(80)
Net cash provided by operating activities	$16,987	$18,764

For the nine months ended October 31, 2025, our net income of $2.5 million included non-cash items of $21.1 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the nine months ended October 31, 2025 included:

•
an increase of $0.8 million in accounts receivable due to the timing of customer cash collections;
•
an increase of $2.3 million in inventories and deferred inventory costs;
•
an increase of $1.2 million in prepaid expenses and other current and non-current assets;
•
a net decrease of $2.7 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
an increase of $0.4 million in deferred revenue.

Cash provided by operating activities for the nine months ended October 31, 2025 decreased $1.8 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2026 Form 10-Q | 28

Investing Activities

For the nine months ended October 31, 2025, cash used in investing activities was $4.0 million, which consisted primarily of capital expenditures. Cash used in investing activities decreased $0.7 million year-over-year primarily due to a decrease in fixed assets additions for the nine months ended October 31, 2025.

Financing Activities

For the nine months ended October 31, 2025, cash used in financing activities was $9.1 million, which consisted of payments of $4.0 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $8.2 million under our stock repurchase plan, partially offset by proceeds of $3.0 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities decreased $5.8 million year-over-year, which primarily reflected repayments of borrowings under our 2023 Credit Agreement (as defined below) during the nine months ended October 31,2024, which did not recur in the nine months ended October 31,2025.

Term Loan and Revolving Credit Facility

In October 2023, we entered into the 2023 Credit Agreement, which provides for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. As of October 31, 2025, we had zero outstanding borrowings and were in compliance with all loan covenants. On December 1, 2025, the Company entered into the Credit Agreement, the terms of which replace and supersede the terms of the 2023 Credit Agreement. The Credit Agreement has a term of five years and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million. In connection with entering into the Credit Agreement, we borrowed $45.0 million as a term loan maturing on the December 1, 2030 (the “Maturity Date”). The remaining $20.0 million of the term loan facility under the Credit Agreement may, subject to the satisfaction of certain conditions precedent, be borrowed by the Company no later than 90 days after the amendment closing date as an additional term loan maturing on the Maturity Date. We used the proceeds of initial term loan to finance the FluentStream acquisition and intend to use the proceeds from future borrowings thereunder to fund other potential acquisitions working capital, and other general corporate purposes.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2025 Annual Report in the first three quarters of fiscal 2026.

Ooma | FY2026 Form 10-Q | 29

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first three quarters of fiscal 2026. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our fiscal 2025 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of October 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

Ooma | FY2026 Form 10-Q | 30

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

Ooma | FY2026 Form 10-Q | 31

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

Ooma | FY2026 Form 10-Q | 32

•
We process, store, and use personal information and other data, which subjects us and our customers to a variety of evolving industry standards, contractual obligations and other legal rules related to privacy, which may increase our costs, decrease adoption and use of our products and services, and expose us to liability.

Ooma | FY2026 Form 10-Q | 33

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

Ooma | FY2026 Form 10-Q | 34

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

Ooma | FY2026 Form 10-Q | 35

We may expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our results of operations.

Our business strategy has in the past and may, from time to time in the future, include acquiring or investing in complementary services, technologies or businesses. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, customers or investors. If we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to contingent or additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.

We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. For example, in December 2025, we borrowed $45.0 million as a term loan under the Credit Agreement to finance the FluentStream acquisition. The sale of equity to finance acquisitions could also result in dilution to our stockholders. In addition, our future operating results may be impacted by performance earnouts or contingent payments. Furthermore, acquisitions may require large one-time charges and can result in increased debt, contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets or goodwill, any of which could negatively impact our future results of operations.

When we enter into strategic transactions in which we acquire other companies, we cannot guarantee we will be able to successfully integrate the teams, assets, technologies, information systems including billing platforms or business of these target companies into our business, that we will be able to fully recover the costs of such transactions, that we will retain existing key customer and partner relationships, that we will be successful in leveraging such strategic transactions into increased business for our products, or that we will otherwise be able to achieve the intended results of the acquisitions.

Our level of indebtedness could adversely affect our financial condition.

Our ability to repay the principal amount of our borrowings and interest for our level of indebtedness, including the $45.0 million we borrowed in December 2025 to finance the FluentStream acquisition, is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other risks discussed in this report. There can be no assurance that we will be able to manage any of these risks successfully.

Our level of indebtedness could have important consequences, including the following:

•
We may use a portion of our cash flow from operations to pay interest and principal on any loans, which will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

Ooma | FY2026 Form 10-Q | 36

Our ability to access additional funding under the Credit Agreement will depend upon, among other things, the absence of a default under such facility, including any default arising from a failure to comply with the related covenants. If we are unable to comply with such covenants, our liquidity may be adversely affected.

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the terms of our other indebtedness. Our ability to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including borrowings under the Credit Agreement, and meet our other obligations.

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

In addition, we have agreed that we will not permit our liquidity to decrease below certain specified levels and to maintain certain ratios with respect to our consolidated leverage and consolidated fixed charge coverage. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of any related indebtedness. If a default occurs, our lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured in the future, proceed against any collateral securing that indebtedness.

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

Ooma | FY2026 Form 10-Q | 37

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

Ooma | FY2026 Form 10-Q | 38

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

We primarily contract with manufacturers in China, Vietnam, Taiwan and other Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as global conflicts and other factors.

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to, or perform services for, us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable or unwilling to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. For example, we moved some of our product assembly to Taiwan starting in November 2025 and the first assembled products are expected to be completed in mid to late December 2025. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

Ooma | FY2026 Form 10-Q | 39

Additionally, several components used in our on-premise devices, end-point devices and new products are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase in tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, trade disputes, changes in trade policies, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in China, Vietnam, Taiwan and other countries in Asia.

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

Ooma | FY2026 Form 10-Q | 40

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

Ooma | FY2026 Form 10-Q | 41

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

Ooma | FY2026 Form 10-Q | 42

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

Ooma | FY2026 Form 10-Q | 43

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

Ooma | FY2026 Form 10-Q | 44

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

Ooma | FY2026 Form 10-Q | 45

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We continue to experience significant growth in our business, including through our expansion domestically and internationally, as well as through our acquisitions the most recent of which was FluentStream in December 2025. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and personnel worldwide, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows, and our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

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

Ooma | FY2026 Form 10-Q | 46

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

Ooma | FY2026 Form 10-Q | 47

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

Ooma | FY2026 Form 10-Q | 48

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

Ooma | FY2026 Form 10-Q | 49

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

Ooma | FY2026 Form 10-Q | 50

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

Ooma | FY2026 Form 10-Q | 51

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

Ooma | FY2026 Form 10-Q | 52

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

Ooma | FY2026 Form 10-Q | 53

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

We rely on a variety of marketing techniques in connection with our sales efforts, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of state and federal laws such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act) and various U.S. state laws regarding telemarketing and telephone call recording. The FCC continues to adopt and consider additional rules related to robocalling, robotexting, and autodialing. For example, in December 2023, the FCC adopted a one-to-one consent rule requiring companies to obtain consent from consumers to receive automated or robotic calls or texts only from one specific good or service provider at a time. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. For example, on January 24, 2025, the FCC postponed the one-to-one consent requirements until January 26, 2026, due to challenges to the new rule in the United States Court of Appeals for the Eleventh Circuit. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restrict our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation. For example, in September 2025 we were named as a defendant in a putative class action complaint in the U.S. District Court for the Northern District of California, alleging violations of the TCPA. If we are unable to successfully defend this or future putative class actions, our financial performance, reputation and business could be adversely affected.

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

The FCC and a number of states are considering modifications to USF programs, including the manner in which companies, like us, contribute to the federal USF program, and whether certain non-interconnected VoIP providers and broadband providers, among others, should contribute to the USF. If the FCC or certain states modify contribution obligations that continue to increase our contribution burden, we will either need to absorb the increased costs or raise the amount we currently collect from some of our customers to cover these obligations, as we have done in the past, which would either reduce our profit margins or diminish our price advantage. A number of states require us to contribute funds to state USF programs, while others are actively considering extending their programs to include the services we provide. We

Ooma | FY2026 Form 10-Q | 54

currently charge our customers certain fees and other surcharges, which may result in our services becoming less competitive as compared to those provided by others. If our pricing advantage is diminished or eliminated, or if we are required to absorb these increased costs and not pass-through to our customers, our results of operations would be negatively impacted.

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

Ooma | FY2026 Form 10-Q | 55

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

Ooma | FY2026 Form 10-Q | 56

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

Ooma | FY2026 Form 10-Q | 57

We may be subject to liabilities on past services for taxes, surcharges and fees.

We collect and remit state or municipal sales, use, excise, utility user and ad valorem taxes, fees, or surcharges on the charges to our customers for our services or goods in only those jurisdictions where we believe we have a legal obligation to do so or for business reasons to reduce risk. In addition, we have historically substantially complied with the collection of certain California sales/use taxes and financial contributions to the California 9-1-1 system (the Emergency Telephone Users Surcharge) and federal USF. With limited exceptions, we believe we are generally not subject to taxes, fees, or surcharges imposed by other state and municipal jurisdictions or that such taxes, fees, or surcharges do not apply to our services. There is uncertainty as to what constitutes sufficient “in-state presence” for a state or local municipality to levy taxes, fees and surcharges for sales made over the internet. Taxing authorities have in the past, and likely will in the future, challenge our position on the lack of enforceability of such taxes, fees and surcharges where we have no relevant presence, and audit our business and operations with respect to sales, use, telecommunications and other taxes, which could result in increased tax liabilities for us or our customers, which could materially and adversely affect our results of operations and our relationships with our customers. Finally, the application of other indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses, such as ours, is a complex and evolving area and we may be subject to related contingent liabilities associated with the business practices of acquired businesses. The application of existing, new, or future laws, whether in the United States or internationally, or any impact from contingent liabilities associated with the business practices of acquired businesses, could have adverse effects on our business, prospects, and results of operations. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Ooma | FY2026 Form 10-Q | 58

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

Ooma | FY2026 Form 10-Q | 59

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

Ooma | FY2026 Form 10-Q | 60

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

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action in connection with its initial public offering, and in October 2019, the Court dismissed the lawsuit with prejudice. In addition, in February 2021 the Company and Ooma Canada Inc. were named as defendants in a class action complaint in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act, and in September 2025, the Company was named as a defendant in a putative class action complaint in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act of 1991. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

Ooma | FY2026 Form 10-Q | 61

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended October 31, 2025.

Ooma | FY2026 Form 10-Q | 62

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
Balance as of 7/31/25				4,159
August 1, 2025 to August 31, 2025	—	$—	—	$4,159
September 2, 2025 to September 30, 2025	215,493	$12.88	215,493	$1,383
October 1, 2025 to October 31, 2025	—	$—	—	$1,383

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

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended October 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K Item 408.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2026 Form 10-Q | 63

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.1	Stock Purchase Agreement, by and between the Company and FluentStream Holdings, LP, dated as of October 31, 2025.	Filed herewith

10.2	Fourth Amendment to Credit Agreement by and among the Company, FluentStream Technologies, LLC, and Citizens Bank, N.A., dated as of October 20, 2023.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	Inline XBRL Instance Document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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

Ooma | FY2026 Form 10-Q | 64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: December 9, 2025	By:	/s/ Eric B. Stang
Date: December 9, 2025	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2026 Form 10-Q | 65