Form 10-K
period 2026-01-31
OOMA INC
filed 2026-04-03
CIK 1327688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $256 million, based upon the closing price reported for such date on the New York Stock Exchange.

27.5 million shares of common stock were issued and outstanding as of March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Ooma, Inc.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements, which may include, but are not limited to, statements concerning the following:

•
our future financial performance, including trends in revenue, cost of revenue, operating expenses and income taxes;
•
our estimates of the size of our market opportunity and forecasts of market growth;
•
our ability to attract and retain customers, including our ability to maintain adequate customer care and manage increases in our churn rate;
•
our ability to develop, launch or acquire new products and services, improve our existing products and services (including through the development, adoption, and use of artificial intelligence), manage our supply chain, and increase the value of our products and services;
•
our ability to successfully maintain our relationships with our key retailers, technology services distributors ("TSDs") and resellers;
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
•
our ability to successfully integrate any acquisitions and achieve the intended results of such acquisitions;
•
our ability to improve local number portability provisioning and obtain direct inward dialing numbers;
•
the sufficiency of our cash and cash equivalents to meet our working capital and capital expenditure requirements;
•
our ability to borrow funds and access capital markets, as well as our ability to repay and comply with the terms of our indebtedness and the possibility that we may incur indebtedness in the future;
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

Ooma | FY2026 Form 10-K | 3

When we use the terms “Ooma,” the “Company,” “we,” “us” or “our” in this report, we are referring to Ooma, Inc. and its consolidated subsidiaries unless the context requires otherwise. Ooma, Ooma Telo, AirDial, Broadsmart, OnSIP, Talkatone, 2600Hz, Phone.com and the Ooma logo referred to or displayed herein are trademarks of Ooma, Inc. and its consolidated subsidiaries. All other company and product names referred to herein may be trademarks of the respective companies with which they are associated.

Ooma | FY2026 Form 10-K | 4

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

We drive the adoption of our platforms by providing communications solutions to the large and growing markets for business, residential and mobile users, and then facilitate growth by offering new and innovative connected services to our user base. Our customers typically adopt our platforms by making a purchase or rental of our on-premise devices and end-point devices, including Ooma AirDial, connecting to the internet and activating services, for which they primarily pay on a monthly basis. We believe we have achieved high levels of customer satisfaction, retention and loyalty. Our business and residential phone service solutions are each top-ranked by our customers according to surveys by PC Mag and Consumer Reports.

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

We have experienced strong revenue growth in recent periods. Our total revenue was $273.6 million, $256.9 million, and $236.7 million in fiscal 2026, 2025, and 2024, respectively, Fiscal 2026 revenue included $6.1 million attributable to the December 2025 acquisitions of FluentStream Corp. and its wholly-owned subsidiaries (“FluentStream”) and Phone.Com, Inc. (“Phone.com”). As of January 31, 2026, we had a total of approximately 1.4 million Ooma Business and Ooma Residential core users, including 164,000 users from our recent acquisitions of FluentStream and Phone.com. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We were incorporated in 2003 as a Delaware corporation and our stock is listed on the New York Stock Exchange under the symbol “OOMA.” Our corporate headquarters are located in Sunnyvale, California. Our primary website address is www.ooma.com.

Our Solutions

Ooma Business

Our mission is providing business communications services that are simple, easy to use, and deliver excellent value to small, medium-sized, and large companies. We offer a range of solutions to fit each business’ needs, along with personalized support to resolve any issues in deploying and maintaining Ooma services. We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, FluentStream, Phone.com and OnSIP collectively as Ooma Business.

Ooma | FY2026 Form 10-K | 5

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

Ooma Office Pro Plus is our top-tier service plan that offers everything in Ooma Office Pro while adding powerful employee and customer tools, including: advanced call management, call queuing for satisfying basic call center needs, hot-desking to facilitate hybrid work environments and shared workspaces, online bookings to schedule appointments and meetings, expanded videoconferencing options for Ooma Meetings, and integrations with general CRM systems.

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

Ooma | FY2026 Form 10-K | 6

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

FluentStream

In December 2025, we acquired FluentStream Corp. and its wholly-owned subsidiaries (“FluentStream”). FluentStream provides cloud communications/UCaaS solutions for small and medium-sized organizations, with a strong channel/partner program. Like Ooma Office, it offers voice, text, mobile, and call center features, and supports remote/hybrid workforces, with a strong emphasis on customer service and reliability.

Phone.com

In December 2025, we acquired Phone.Com, Inc. (“Phone.com”), a provider of UCaaS solutions for small and medium-sized organizations. Like Ooma Office, it offers flexible, affordable, and reliable solutions spanning voice, video, text, specialized call handling, and desktop and mobile applications.

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

Ooma Premier offers a suite of advanced calling features on a monthly or annual subscription basis, including: custom and anonymous call blocking, robocall blocking, receiving incoming calls on the Ooma Mobile HD App, call forwarding, three-way conference calling, and a backup number. We also offer other premium subscription services to our customers, independent of Ooma Premier, including an international calling plan.

Ooma | FY2026 Form 10-K | 7

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

Marketing and Advertising

Online. We use online marketing including search engine marketing, search engine optimization, generative engine optimization, online video, digital display advertising and social media to attract customers as they do online research for the products and services we offer. We continue to reach out to our prospect leads over time using e-mail and telemarketing.

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

Ooma | FY2026 Form 10-K | 8

Our retail distribution includes national and regional consumer electronics, big box retailers and leading online retailers, including Amazon, Best Buy, Costco.com, Walmart.com and others. We also have strategic partnerships with third parties, such as T-Mobile, which enable us to sell our services and products to certain of their customers. No single customer accounted for 10% or more of our total revenue for fiscal 2026, 2025 and 2024.

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

We maintain multiple customer contact centers, including one in Newark, California and another in Boca Raton, Florida, which primarily supports our Business customers. Our offices located in Vancouver, British Columbia, Boca Raton, Florida, Newark, New Jersey, and Poway, California support our enterprise and some business customers. We also have third party partners in Manila and India that primarily supports our residential and backoffice services. We utilize a variety of communication media to serve the needs of our customers including telephone, online chat, online tutorials and e-mail.

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

We have invested significant time and resources into developing our engineering, research and development team, resulting in a group with diverse skills, ranging from digital and radio frequency hardware design to embedded software, network software, telecommunications, database architecture, operations support systems, billing, security, web design and mobile app development. Because our team develops and integrates our solutions, we are able to offer a solution that works seamlessly between software and hardware and responds to customer feedback to add in additional features and services that work across our platforms. Our team consists of a core set of engineers located primarily in the United States, augmented by development teams in several international locations.

Operations and Manufacturing

We currently serve most of our customers from three separate data center facilities located in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in the United States, Europe, South Africa, and Asia Pacific. While our service operations are partially redundant, account provisioning and billing are operated out of the San Jose facility for most of our customers. Our network operations and carrier operations teams are responsible for designing our core routing and switching infrastructure, managing growth and maintenance (including the introduction of new services) and orchestrating vendor relationships for hosted services, IP transit and carrier services and daily operation of our cloud and other services. The design of these services, and the tools for monitoring and managing them, are developed in combination with our engineering team.

We primarily contract with manufacturers in Vietnam, Taiwan and other Asian countries to produce our on-premise and end-point devices, including Ooma AirDial. We configure and ship to our channel partners and end users through our internal manufacturing and logistics team based in Newark, California. Our internal logistics team also manages reverse logistics for channel and warranty returns and works closely with our engineering team to develop tooling and processes that bring new products into production.

Ooma | FY2026 Form 10-K | 9

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
Ability to effectively access reseller channels

We believe that we generally compete favorably on the basis of the factors listed above. We face competition from a broad range of providers of communications solutions and other connected services for business, home and mobile users. Some of these competitors include:

•
Established communications providers, such as Comcast Corporation, Verizon Communications Inc. and Rogers Communications Inc;
•
Other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp. (acquired by Ericsson), 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., Alphabet Inc. (Google Voice), Crexendo, Inc. and Alianza, Inc.; and
•
Traditional on-premise hardware business communications providers such as Cisco Systems, Inc. and Mitel, Inc.

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

Ooma | FY2026 Form 10-K | 10

Social Impact and Employee Belonging. Our commitment to fostering a workplace that is diverse and fair, where all employees belong, is an integral part of who we are and how we operate. We seek to build a strong and caring culture of inclusion and lead with both passion and compassion. We believe our diversity of viewpoints makes us strong and internal employee committees such as our "Culture Crew" provide an open door to all of our personnel who would like to actively contribute to these efforts of enriching our employee experience.

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

Community Support. We believe in giving back and promoting community outreach through corporate giving and employee volunteerism. Through our “Culture Crew”, we partner with certain non-profit organizations to help support several local communities. Through our "Corporate Match Program", we support employee charitable donations by matching charitable donations of up to a certain amount per employee per fiscal year.

Employees and Contractors

As of January 31, 2026, we had a total of 1,420 employees and contractors, located primarily in the United States, Philippines and Canada. None of our employees is represented by a labor union or subject to a collective bargaining agreement.

Intellectual Property

We rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality and proprietary rights agreements with our employees, consultants and other third parties, as well as other contractual protections to establish and protect our intellectual property rights. We control access to our software, documentation and other proprietary information, and our software is protected by United States and international copyright laws. As of January 31, 2026, we had 56 issued patents and 2 patent applications pending in the United States and no patent applications pending in foreign jurisdictions. Our issued patents will expire approximately between 2027 and 2040. We are also a party to various license agreements with third parties who typically grant us the right to use certain third-party technology in conjunction with our products and services, or to integrate software into our products, including open source software and other software available on commercially reasonable terms. Although our success depends, in part, on our ability to protect our proprietary technology and other intellectual property rights, we believe the technological and creative skills of our personnel, the development of new features and functionality and frequent enhancements to our products and services are the primary methods of establishing and maintaining our technology leadership position.

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

Federal Regulation. We are subject to a number of FCC regulations. Among others, these regulatory obligations include: complying with supply chain requirements, contributing to the Federal Universal Service Fund (“USF”), the Telecommunications Relay Service Fund and federal programs related to phone number administration; providing access to E-911 services; protecting customer information; mitigating robocalls; tracing illegal calls; performing know-your-customer due diligence; and porting phone numbers upon a valid customer request.

Ooma | FY2026 Form 10-K | 11

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

Ooma | FY2026 Form 10-K | 12

•
A significant portion of our revenues today comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, tariffs, and defaults by financial institutions.
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
•
The use of AI in our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.
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
•
If tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.
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
•
We may not be able to sustain profitability in the future and our rates of growth may decline.
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

Ooma | FY2026 Form 10-K | 13

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
•
Our use and development of AI tools are subject to regulation and future legislative or regulatory actions which could adversely affect our business and expose us to liability.

Ooma | FY2026 Form 10-K | 14

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

Ooma | FY2026 Form 10-K | 15

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

Because our technology platforms are complex, incorporate a variety of new computer hardware, and the platforms continue to evolve, our services have experienced and in the future may have errors, defects, bugs or other quality or reliability problems that can interfere with their intended operations or the intended operation of the systems in which our software and services are installed, or have required and in the future may require updates that are identified after customers begin using such software or services, any of which could result in unanticipated service interruptions. Although we test our services to detect and correct errors, defects, bugs or other quality or reliability problems before shipment or their initial release and before we make updates or other changes to such software or services, we have occasionally experienced significant service interruptions as a result of undetected errors, defects, bugs or other quality or reliability problems and may experience future interruptions of service if we fail to detect and correct the same. There can be no assurance that our pre-shipment or pre-release testing programs will be adequate to detect all such quality or reliability problems. In addition, updates to our hardware and/or software due to changes in third-party service providers may be required from time to time. Furthermore, we have incurred and may in the future incur additional costs in connection with correcting root causes for service outages and updating our hardware and/or software and these and other related consequences have negatively impacted and could in the future negatively impact our results of operations and reputation and brand.

We currently serve the majority of our customers from data centers in Northern California, Texas and Virginia, where we lease space from Equinix, Inc. We also lease data center space in certain cities in the United States, Europe, South Africa, and Asia Pacific and serve some of our customers from cloud service providers. These facilities and the procedures we have implemented to restore services quickly in the event of a service outage, by themselves, will not prevent future outages. Any damage to, or failure of, these facilities, the communications network providers with whom we or they contract or with the systems by which our communications providers allocate capacity among their customers, including us, could result in interruptions in our service. Additionally, in connection with the expansion or consolidation of our existing data center facilities, we may move or transfer our data and our customers’ data to other data centers. Despite precautions we take during this process, any unsuccessful data transfers may impair or cause disruptions in the delivery of our service.

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

A significant portion of our revenues today comes from small and medium-sized businesses, which may have fewer financial resources to weather an economic downturn, rising inflation, tariffs, and defaults by financial institutions.

A significant portion of our revenues today comes from small and medium-sized businesses. These customers may be more susceptible to negative impact from economic downturns, rising inflation, tariffs and related uncertainty, and defaults by financial institutions than larger, more established businesses as these businesses typically have fewer financial resources than larger entities.

Ooma | FY2026 Form 10-K | 16

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

Our business strategy has in the past and may, from time to time in the future, include acquiring or investing in complementary services, technologies or businesses. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position, and any acquisitions we complete could be viewed negatively by users, customers or investors. Also, the anticipated benefits of any acquisition may not materialize, may be less beneficial, or may develop more slowly than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our results of operations would be adversely affected. If we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. The process of integrating any acquired businesses and technology can create unforeseen operating difficulties or unforeseen expenditures, including those arising from the following:

•
implementation or remediation of controls, compliance measures, procedures, technology infrastructure and policies at the acquired company;
•
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•
coordination of product, engineering and sales and marketing functions;
•
transition of the acquired company’s operations, customers and users onto to our products, services or systems;
•
retention of employees from the acquired company;
•
cultural challenges associated with integrating employees from the acquired company into our organization;
•
integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•
litigation or other claims in connection with the acquired company, including claims from terminated employees, end customers, former stockholders or other third parties;
•
diversion of engineering resources away from development of our core products and services; and
•
failure to continue to develop the acquired technology successfully.

Our failure to address these risks, or other problems encountered in connection with our past or future acquisitions or investments, may cause us to incur unanticipated liabilities and harm our business and results of operations generally. Additionally, we have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt (as we did in our recent acquisitions), one-time charges, contingent liabilities, adverse tax consequences, additional stock-based compensation expense, amortization expenses or the write-off of goodwill, any of which could harm our financial condition and results of operations.

Ooma | FY2026 Form 10-K | 17

Our level of indebtedness could adversely affect our financial condition.

Our ability to repay the principal amount of our borrowings and interest for our level of indebtedness, including the aggregate $65.0 million we borrowed in December 2025 to finance the FluentStream and Phone.com acquisitions, is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other risks discussed in this report. There can be no assurance that we will be able to manage any of these risks successfully.

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

In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement and the terms of our other indebtedness, if any. Our ability to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our debt depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt, including borrowings under the Credit Agreement, and meet our other obligations.

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

Ooma | FY2026 Form 10-K | 18

•
Pay dividends on or make other distributions in respect of our capital stock or make other restricted payments;
•
Enter into certain transactions with affiliates; and
•
Make certain material amendments to any subordinated debt agreement or our certificate of incorporation or bylaws.

In addition, we have agreed that we will not permit our liquidity to decrease below certain specified levels and to maintain certain ratios with respect to our consolidated leverage and consolidated fixed charge coverage. All of these covenants may adversely affect our ability to finance our operations, meet or otherwise address our capital needs, pursue business opportunities, react to market conditions or otherwise restrict activities or business plans. A breach of any of these covenants could result in a default in respect of any related indebtedness. If a default occurs, our lender could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and, to the extent such indebtedness is secured, proceed against any collateral securing that indebtedness.

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

The cloud-based communications and connected services industries are characterized by rapid changes in customer requirements, frequent introductions of new and enhanced services, and continuing and rapid technological advancement (such as the use of artificial intelligence (“AI”) and machine learning). To compete successfully in these emerging markets, we must anticipate and adapt to unpredictable technological changes and evolving industry standards and continue to design, develop, manufacture and sell new and enhanced services and products that provide increasingly higher levels of performance and reliability at lower cost. For fiscal 2026, we derived approximately 64% of our revenue from Ooma Business and approximately 34% from Ooma Residential and expect they will continue to account for most of our revenue for the foreseeable future.

However, our future success will also depend on our ability to introduce and sell new services, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions depends on a number of factors including, but not limited to: pricing, market and customer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. New product introductions may pose new challenges for us as we enter new business lines. For example, in connection with ramping sales of Ooma AirDial, we have experienced and from time to time we continue to experience delays in customer readiness for installations and increasing utilization of third parties for installations. Moreover, the market for plain old telephone service ("POTS") line replacement is still relatively new and characterized by long sales cycles, and Ooma AirDial may not result in long-term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

Ooma | FY2026 Form 10-K | 19

The introduction or announcement of new services and technologies by our competitors, including AI tools, could make our existing solutions obsolete, cause customers to defer purchases of our products and services, or otherwise adversely affect our business and results of operations. If new technologies, including but not limited to those that may involve AI or machine learning, emerge that are able to deliver our solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete. Acquiring, developing, testing, and deploying resource-intensive AI tools may also require additional investment, and there is no guarantee that we would be able to realize a return on such investments.

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

Ooma | FY2026 Form 10-K | 20

The use of AI in our business may not produce the desired benefits, and may result in increased liability, reputational harm, or other adverse consequences.

We have and will continue to incorporate both internally developed and third-party AI solutions into our products and services, including call transcription, call answering, and receptionist services. We are also increasingly using third-party AI technologies internally in our business. AI technologies are complex and rapidly evolving, and the successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition, text-to-speech and natural language processing into our products and services will require additional investment, and the development of new approaches and processes, which could be costly and may increase our expenses, yet we may not realize the desired or anticipated benefits from AI in a timely or cost-effective manner.

Use of AI tools by us or our third-party vendors could also result in unintended consequences. For example, AI algorithms that we and our third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. Inaccuracies from relying on AI tools could lead to errors in our decision-making, product development, or other business activities. Any disruption or failure in our or our third-party vendors’ AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operation. In addition, any latency, disruption, or failure in AI tools or infrastructure incorporated into our business could result in security vulnerabilities, delays, or errors in our offerings. Further, the incorporation of AI-powered features into our products and services may subject us to new or enhanced governmental or regulatory scrutiny, data privacy and information security laws, litigation, including class-action suits, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations.

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

We currently do not have long-term contracts with our contract manufacturers and they are not obligated to provide products to, or perform services for, us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. If these third parties are unable or unwilling to deliver products of acceptable quality or in a timely manner, our ability to bring services to market, the reliability of our services and our reputation could suffer. We expect that it could take several months to effectively transition to new third-party manufacturers or fulfillment agents. For example, we moved some of our product assembly in November 2025 and have experienced delays in receiving assembled products. We may also decide to switch to or bring on additional contract manufacturers to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.

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

Ooma | FY2026 Form 10-K | 21

If tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or has in the past and could in the future increase the lead times of certain components and equipment that we may purchase from foreign vendors. These events have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the current U.S. administration announced tariffs on goods imported from various countries, including from China and Vietnam where we source some of our products and components, under the International Emergency Economic Powers Act ("IEEPA"). In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under IEEPA. The Supreme Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the court address whether or how the U.S. government might issue refunds of IEEPA tariffs. If the U.S. government is ultimately required to issue refunds, the process likely will take many months or years. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. The ultimate impact on us of any tariffs imposed remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing may require us to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, any of which could negatively impact our revenue, gross margins, and results of operations may be materially harmed.

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

Our vendor-supplied on-premise devices and end-point devices, as well as materials and components for new products and enhanced versions of existing products, frequently have lead times of several months or longer for delivery and are built based on our estimates of future demand. If we overestimate our requirements, we may incur liabilities for excess or obsolete inventory, which could negatively affect our gross margins. Conversely, if we underestimate our requirements, our suppliers may have inadequate supplies of the devices or materials and components required to assemble our products, which could result in an interruption of the assembly of our products, delays in shipments or installations and deferral or loss of revenue. Our ability to accurately forecast demand is affected by many factors, including an increase or decrease in customer demand for our products and services, changes in consumer preferences and length of sales cycle, market acceptance of new product and service introductions by us and our competitors, levels of inventory held by channel partners, sales promotional activities by us or our competitors, federal, state, and local requirements regarding our products, and unanticipated changes in general market demand and macro-economic conditions. In addition, because we rely on third-party contract manufacturers and other vendors for the supply of our devices and components, our inventory levels are subject to the conditions regarding the timing of purchase orders and delivery dates not within our control.

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints and inflationary pressure in the past global macroeconomic environment as well as certain components being subject to end-of-life. We are increasing and may continue to increase inventory levels due to uncertainty related to tariffs and other restrictions on goods imported into the United States or to otherwise mitigate related supply chain risks and uncertainties. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory if demand shifts or products become non-viable, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

Ooma | FY2026 Form 10-K | 22

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service ("DDOS cyberattacks"), and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. We may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodologies. For example, AI automation is expected to increase the volume and pace of cyberattacks, and AI language generation tools have also made phishing attempts more sophisticated. Use of AI in our systems and by our third-party vendors, including cloud providers, SaaS platforms, and other external partners, may also expose us to new or unexpected vulnerabilities, particularly to the extent customer data or personal information is accessible to or stored by any AI tools.

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

Ooma | FY2026 Form 10-K | 23

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

Ooma | FY2026 Form 10-K | 24

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
•
restrictions on the transfer of funds;
•
potential or actual international conflicts, tensions, and sanctions, such as those resulting from the Israel-U.S.-Iran conflict, Russia’s ongoing invasion of Ukraine, and escalating political tensions between China and Taiwan;

Ooma | FY2026 Form 10-K | 25

•
deterioration of political relations between the United States and other countries, including due to U.S. foreign policy in Latin America, North America and Europe; and
•
political or social unrest or economic instability in a specific country or region, which could have an adverse impact on our third-party software development and quality assurance operations there.

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

Ooma | FY2026 Form 10-K | 26

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

Ooma | FY2026 Form 10-K | 27

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We continue to experience significant growth in our business, including through our expansion domestically and internationally, as well as through our acquisitions, the most recent of which were FluentStream and Phone.com in December 2025. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and personnel internationally, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users across multiple lines of similar products and services. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows, and our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

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

We support local number and toll-free number portability, which allows our customers to transfer to us and thereby retain their existing phone numbers when subscribing to our services. During the number transfer process, our new customers must maintain both our service and their existing phone service. We depend on third-party carriers to transfer phone numbers, a process we do not control, and these third-party carriers may refuse or substantially delay the transfer of these numbers to us. Local number portability is considered an important feature by many potential customers, and if we fail to reduce any related delays, we may experience increased difficulty in acquiring new customers. Moreover, the FCC requires us to comply with specified number porting timeframes when customers leave our service for the services of another provider. In Canada, the Canadian Radio-television and Telecommunications Commission (“CRTC”) has imposed a similar number portability requirement on service providers like us. If we, or our third-party carriers, are unable to process number portability requests within the requisite timeframes, we could be subject to fines and penalties. Additionally, in the United States, both customers and carriers may seek relief from the relevant state public utility commission, the FCC, or in state or federal court for violation of local number portability requirements.

Ooma | FY2026 Form 10-K | 28

We may not be able to sustain profitability in the future and our rates of growth may decline.

We have incurred significant net losses in the past and have expended significant resources to develop, market, promote, grow our customer base and sell our products and solutions and we expect to continue investing for future growth. Although we have recently achieved profitability and generated cash from operations of $27.7 million for fiscal 2026, we cannot assure you that we can sustain profitability or that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Sustaining profitability will require us to continue to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth and growth of our active user base may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), our achievement of greater market penetration, a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, investors’ perceptions of our business may be adversely affected, our financial performance will be harmed and our stock price could be volatile or decline.

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
•
the timing and cost of developing or acquiring technologies, services or businesses and our ability to successfully manage and integrate any such acquisitions;
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

Ooma | FY2026 Form 10-K | 29

•
how well we execute on our strategy and operating plans and the impact of changes in our business model that could adversely impact our results of operations and financial condition; and
•
quarantines, travel limitations, or business disruptions in regions affecting our operations, including our field sales and installation services teams, or the operations of third parties upon which we rely, stemming from actual or anticipated catastrophic events such as epidemics, pandemics, natural disasters, protests, military occupations, conflicts, wars and other political instability.

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

Ooma | FY2026 Form 10-K | 30

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

Ooma | FY2026 Form 10-K | 31

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

Ooma | FY2026 Form 10-K | 32

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

We have in the past received, and may in the future receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Notwithstanding their merits, accusations and lawsuits like these often require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition and cash flows. Further, intellectual property ownership and license rights surrounding AI technologies are new, evolving, and have not been fully addressed by federal or state laws or by U.S. courts, and the manner in which we and our third-party vendors develop and use AI technologies may expose us to claims of copyright infringement or other intellectual property misappropriation claims.

Ooma | FY2026 Form 10-K | 33

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

We rely, in part, on patent, trademark, copyright and trade secret law to protect our intellectual property in the United States and abroad. We cannot assure you that the particular forms of intellectual property protection we seek, including business decisions about when to file patents and when to maintain trade secrets, will be adequate to protect our business. We seek to protect our technology, software, documentation and other information under trade secret and copyright law, which afford only limited protection. For example, improper disclosure of trade secret information by our current or former employees, consultants, third-party contractors, customers or vendors to the public or others who could make use of the trade secret information would likely preclude that information from being protected as a trade secret. Furthermore, any use of AI tools or open source licenses to create content or code that may be incorporated into our products or services may also impact our ability to obtain or successfully defend certain intellectual property rights.

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

Ooma | FY2026 Form 10-K | 34

Potential problems with our or third-party information systems could interfere with our business and operations.

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

We use open source software in our platforms on which our services operate. There is a risk that the owners of the copyrights in such software may claim that such licenses impose unanticipated conditions or restrictions on our ability to market or provide our services. If such owners prevail in such a claim, we could be required to make the source code for our proprietary software (which contains our valuable trade secrets) generally available to third parties, including competitors, at no cost, to seek licenses from third parties in order to continue offering our services, to re-engineer our technology, or to discontinue offering our services in the event re-engineering cannot be accomplished on a timely basis or at all, any of which could cause us to discontinue our services, harm our reputation, result in customer losses or claims, increase our costs or otherwise materially and adversely affect our business and results of operations. If a copyright holder of such open source software were to allege we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions.

Ooma | FY2026 Form 10-K | 35

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

Ooma | FY2026 Form 10-K | 36

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

We must comply with certain federal, state and local requirements regarding our products and services, including marketing practices, consumer protection, privacy, and the provision of 9-1-1 emergency service. New and evolving legislative or regulatory actions could adversely affect our business and expose us to liability. For example, on March 23, 2026, the FCC updated the “Covered List” of communications equipment deemed to pose an unacceptable risk to U.S. national security to include all consumer-grade routers produced in foreign countries, effectively prohibiting the importation, marketing, or sale in the United States of such routers. Although previously authorized routers may continue to be imported and sold in the United States, modifications to such routers, including firmware and software updates, often require additional FCC authorization. While the FCC has provided a waiver permitting previously authorized routers to continue receiving software and firmware updates at least until March 1, 2027, thereafter we may be prevented from making updates or modifications to our products, such as Ooma Telo and Ooma Telo Air. An inability to deliver updates could adversely affect device functionality, interoperability, product quality, and security, and could lead to increased customer dissatisfaction, higher support and warranty costs, increased return rates, and reputational harm. These restrictions may also inhibit our ability to introduce new or upgraded consumer products on our desired timeline and we may be required to: (i) delay, redesign, or discontinue certain offerings; (ii) shift manufacturing, assembly, or development activities to the United States or other approved pathways at higher cost; (iii) maintain older product models longer than planned, potentially reducing competitiveness; (iv) carry higher inventory levels or incur write-downs if demand shifts or products become non-viable; and/or (v) devote significant management attention and resources to engineering changes, testing, certification, and vendor transitions. Any of these outcomes could adversely affect our revenue, gross margins, and cash flows. Further, any changes that broaden the definition of covered devices, limit waivers or transition periods, or otherwise extend restrictions to additional categories of equipment could further increase our compliance costs and operational risks.

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

Ooma | FY2026 Form 10-K | 37

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

We rely on a variety of marketing techniques in connection with our sales efforts, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of federal U.S. and Canadian laws and regulations such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the CRTC’s Unsolicited Telecommunications Rules, the CRTC’s National Do Not Call List Rules, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act), and various U.S. state and Canadian provincial laws regarding telemarketing, email marketing, social media marketing, and telephone call recording. The FCC continues to adopt and consider additional rules related to robocalling, robotexting, and autodialing. For example, in December 2023, the FCC adopted a one-to-one consent rule requiring companies to obtain consent from consumers to receive automated or robotic calls or texts only from one specific good or service provider at a time. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. For example, on January 24, 2025, the FCC postponed the one-to-one consent requirements until January 26, 2026, due to challenges to the new rule in the United States Court of Appeals for the Eleventh Circuit, and the court ultimately vacated the rule. We cannot be certain our efforts to comply with these laws, rules and regulations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restrict our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation. For example, in September 2025 we were named as a defendant in a putative class action complaint in the U.S. District Court for the Northern District of California, alleging violations of the TCPA, which was dismissed with prejudice in February 2026. If we are unable to successfully defend future putative class actions, our financial performance, reputation and business could be adversely affected.

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

Ooma | FY2026 Form 10-K | 38

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

There are numerous U.S. federal, state and local, and foreign laws and regulations, as well as contractual obligations and industry standards, that provide for certain obligations and restrictions with respect to data privacy and security, and the collection, storage, retention, use, processing, transmission, sharing, disclosure, and protection (“Processing”) of personal information and other customer data. The scope of these obligations and restrictions is changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other rules, and their status remains uncertain.

In the United States and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and many states are now adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. Legislators and regulators in the United States and elsewhere are also increasingly focused on privacy protections for minors under 18 years of age. For example, the Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from children under the age of 13. Additionally, proposed legislation may impose new obligations on online services which may be accessed by older teens, including, in some cases, 16- and 17-year-old children.

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

Ooma | FY2026 Form 10-K | 39

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

Our use and development of AI tools are subject to regulation and future legislative or regulatory actions which could adversely affect our business and expose us to liability.

Development and use of AI is subject to increasing regulation and scrutiny. Several jurisdictions around the globe, including certain U.S. states and the EU, have proposed, enacted, or are considering laws governing the development and use of AI. For example, the Federal Trade Commission has required certain companies to turn over (or disgorge) insights or trainings generated through the use of AI where it alleged such companies have violated privacy and consumer protection laws. In addition, the EU AI Act, which has continued to be implemented in phases beginning in August 2024, subjects certain AI technologies to compliance obligations including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. If we do not develop, use, or incorporate AI into our products and services in a manner in compliance with applicable and evolving regulations, and consistent with customer expectations, it may result in an adverse impact to our reputation, may expose us to liability, our business may be less efficient, or we may be at a competitive disadvantage.

Ooma | FY2026 Form 10-K | 40

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

Ooma | FY2026 Form 10-K | 41

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

Our international operations are subject to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, which could affect the tax treatment of our foreign earnings. Any changes in our effective tax rate could adversely affect our results of operations.

Ooma | FY2026 Form 10-K | 42

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2026, we had federal net operating loss carryforwards of approximately $81.4 million available to offset future income, of which $79.4 million may be carried forward indefinitely. We also had state net operating loss carryforwards of $96.9 million which will expire in various amounts beginning in fiscal 2029. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in fiscal 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2026 Form 10-K | 43

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2026. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE.

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

Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; our operating and financial performance and prospects and the performance of other similar companies; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; failure of securities analysts to cover or track our common stock; media coverage of our business and financial performance; trends in our industry; any significant change in our management; sales of common stock by us, our investors or members of our management team; and changes in general market, economic and political conditions in the United States and global economies or financial markets, including as a result of public health crises and global conflicts, such as the Israel-U.S.-Iran conflict, Russia’s ongoing invasion of Ukraine, or political tensions in Asia, North America, Europe and Latin America.

Ooma | FY2026 Form 10-K | 44

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

Ooma | FY2026 Form 10-K | 45

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

The Company, its directors, and certain officers were named as defendants in a consolidated securities class action in connection with its initial public offering, and in October 2019, the Court dismissed the lawsuit with prejudice. In addition, in February 2021 the Company and Ooma Canada Inc. were named as defendants in a class action complaint in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act, and in September 2025, the Company was named as a defendant in a putative class action complaint in the U.S. District Court for the Northern District of California, alleging violations of the TCPA, which was dismissed with prejudice in February 2026. In the future, especially following periods of volatility in the market price of our shares, additional purported class action or derivative complaints may be filed against us. The outcome of any pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

Ooma | FY2026 Form 10-K | 46

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that is prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in China, Taiwan, Vietnam and other Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, civil unrest, protests, military occupation, war and political conflicts (including the Israel-U.S.-Iran conflict, Russia’s ongoing invasion of Ukraine and geopolitical tensions related to China’s actions in Taiwan and U.S. foreign policy in Latin America, Europe and North America), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia will not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may experience system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Ooma | FY2026 Form 10-K | 47

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

Ooma | FY2026 Form 10-K | 48

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock. Our common stock has been trading on the NYSE under the symbol “OOMA” since July 17, 2015.

Holders of Record. As of March 31, 2026, there were approximately 47 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock.

Stock Price Performance Graph. The graph below compares the cumulative total return on our common stock with that of the NASDAQ Telecommunications Index and the NYSE. The graph assumes $100 was invested at the close of market on the last trading day of fiscal 2021 in our common stock, the NASDAQ Telecommunications Index and the NYSE, and its relative performance is tracked through January 31, 2026, the last trading day of our fiscal year 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ooma, Inc., the NYSE Composite Index
and the NASDAQ Telecommunications Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/21
1/22
1/23
1/24
1/25
1/26
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

Sales of Unregistered Securities. Not applicable.

Use of Proceeds. Not applicable.

Ooma | FY2026 Form 10-K | 49

Purchases of Equity Securities by Issuer and Affiliated Purchasers.

The following table presents information with respect to our repurchase of common stock during the quarter ended January 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
November 1, 2025 to November 30, 2025	—	$—	—	$1,383
December 1, 2025 to December 31, 2025	274,677	$11.62	274,677	$8,192
January 1, 2026 to January 31, 2026	21,720	$11.52	21,720	$7,941
Total	296,397	$11.61	296,397

(1) In fiscal 2025, our board of directors authorized a common stock repurchase program of up to $14.0 million. In December 2025, our board of directors approved an increase to our share repurchase program of an additional $10.0 million. The Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table. They are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting. For further information, see Note 8. Stockholders’ Equity to our financial statements for the fiscal year ended January 31, 2026.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented excludes excise taxes and broker’s commissions on share repurchases.

ITEM 6. [Reserved]

Ooma | FY2026 Form 10-K | 50

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Form 10-K. The last day of our fiscal year is January 31, and we refer to our fiscal year ended January 31, 2026 as fiscal 2026, our fiscal year ended January 31, 2025 as fiscal 2025 and our fiscal year ended January 31, 2024 as fiscal 2024. All other references to years are references to calendar years.

This section of this Form 10-K generally discusses fiscal 2026 and 2025 items and year-to-year comparisons between fiscal 2026 and 2025. Discussion regarding our financial condition and results of operations for fiscal 2025 as compared to 2024 is included in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on April 1, 2025 (the "FY2025 Form 10-K").

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

On December 1, 2025, we completed the acquisition of FluentStream Corp. and its wholly-owned subsidiaries (“FluentStream”) a provider of enterprise-grade business phone services for small and medium-sized organizations, for total gross cash consideration of approximately $50.5 million, subject to cash acquired and customary working capital adjustments. We believe the acquisition of FluentStream will accelerate overall growth of Ooma Business. We financed the acquisition through term loan borrowings of $45.0 million under our credit agreement, as amended, with Citizens Bank, N.A., as administrative agent and lender (the “Credit Agreement”).

On December 26, 2025, we completed the acquisition of Phone.Com, Inc. (“Phone.com”) a provider of cloud-based business communications for small and medium-sized organizations, for total gross cash consideration of approximately $22.6 million, subject to cash acquired and customary working capital adjustments. We believe the acquisition of Phone.com will accelerate overall growth of Ooma Business. We financed the acquisition through a combination of cash on hand and term loan borrowings of $20.0 million under our Credit Agreement.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, FluentStream, Phone.com, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services. See Item 1. Business above for additional information regarding our business, including products and services offered, competitive market and regulatory matters.

Fiscal 2026 Financial Performance

•
Total revenue was $273.6 million, up 7% year-over-year, primarily driven by the continued growth of Ooma Business and the $6.1 million revenue contributed from the acquisition of FluentStream and Phone.com in December 2025.
•
Subscription and services revenue from Ooma Business grew 10% year-over-year, driven by user growth.
•
Total gross margin was 61%, consistent with 61% in fiscal 2025.
•
GAAP net income was $6.5 million, compared to a net loss of $6.9 million in fiscal 2025.
•
GAAP net income for fiscal 2026 includes tax benefit for the release of a $2.5 million valuation allowance resulting from the recording of certain intangible assets associated with the acquisition of Phone.com Inc. in December 2025, which more than offset by $1.6 million in acquisition-related costs and $1.5 million of litigation costs.

Ooma | FY2026 Form 10-K | 51

•
Non-GAAP net income was $29.2 million, compared to $18.0 million in fiscal 2025.
•
Adjusted EBITDA was $33.9 million, or 12% of revenue, compared to $23.3 million in fiscal 2025.
•
Cash flow provided by operating activities was $27.7 million, compared to $26.6 million in fiscal 2025.
•
As of January 31, 2026, we had total cash and cash equivalents of $20.1 million, up $2.2 million from $17.9 million as of January 31, 2025.
•
As of January 31, 2026, we had $57.9 million outstanding debt, net of unamortized issuance costs. We had no outstanding debt as of January 31, 2025.

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

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of January 31,
	2026	2025	2024
Core users	1,404	1,234	1,243
Annualized exit recurring revenue (AERR)	$245,908	$234,086	$227,500
Net dollar subscription retention rate	99%	98%	99%
Adjusted EBITDA	$33,947	$23,257	$19,842

Ooma | FY2026 Form 10-K | 52

Core Users increased year-over-year, primarily driven by an increase in Ooma Business users and the addition of 164,000 core users from our recent acquisitions of FluentStream and Phone.com. As of January 31, 2026, Ooma Business users comprised approximately 49% of our total core users, up from 41% as of January 31, 2025. We believe that the number of our core users is an indicator of our market penetration, the growth of our business and our anticipated future subscription and services revenue. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue ("AERR") grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our core users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. Since the third quarter of fiscal 2024, AERR includes annual recurring revenue from 2600Hz. Since the fourth quarter of fiscal 2026, AERR includes annual recurring revenue from FluentStream and Phone.com.

Net Dollar Subscription Retention Rate

We believe that our net dollar subscription retention rate ("NDRR") provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

We define our NDRR as (i) one plus (ii) the quotient of Net Dollar Change (as defined below) divided by Average Monthly Recurring Subscription Revenue (as defined below). We define “Net Dollar Change” as the quotient of (i) the difference of our Monthly Recurring Subscription Revenue (as defined below) at the end of a period minus our Monthly Recurring Subscription Revenue at the beginning of a period minus our Monthly Recurring Subscription Revenue at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscription Revenue as the average of the Monthly Recurring Subscription Revenue at the beginning and end of the measurement period. “Monthly Recurring Subscription Revenue” is defined as recurring subscription amounts from Ooma Residential and Ooma Business customers at the end of the most recent month, excluding recurring revenue from 2600Hz, FluentStream and Phone.com.

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

NDRR increased year-over-year due to relatively consistent user churn and an increase in Average Monthly Recurring Subscription Revenue.

Adjusted EBITDA increased year-over-year in line with our revenue growth, representing approximately 12% and 9% of our total revenues for fiscal 2026 and fiscal 2025, respectively. We use Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers being the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other expense (income), income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, stock-based compensation and related taxes, acquisition-related costs, litigation costs, restructuring costs, gain on note conversion, and facilities consolidation gain.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Adjusted EBITDA does not consider the impact of income tax provisions or benefits, other income/expense, stock-based compensation and related taxes, amortization of intangible assets, acquisition-related costs, restructuring costs and costs that are not recurring in nature; and

Ooma | FY2026 Form 10-K | 53

•
Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business; although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and Adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;
•
Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
GAAP net income (loss)	$6,459	$(6,901)	$(835)
Reconciling items:
Interest and other (income) expense, net	(117)	181	(1,188)
Income tax (benefit) provision	(2,086)	760	(1,978)
Depreciation and amortization of capital expenditures	4,395	4,294	4,318
Amortization of acquired intangible assets	6,606	5,767	3,711
Stock-based compensation and related taxes	15,217	18,217	15,110
Litigation costs	1,474	340	300
Restructuring costs	373	1,579	477
Acquisition-related costs	1,626	—	883
Gain on note conversion	—	(980)	—
Facilities consolidation gain	—	—	(956)
Adjusted EBITDA	$33,947	$23,257	$19,842

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

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including revenue mix and fluctuations in the costs described above. We expect our subscription and services gross margin to increase over the long-term, primarily as we achieve scale efficiencies and as Ooma Business revenue becomes a larger majority of total subscription revenue and we realize expected synergies from our acquisitions.

Ooma | FY2026 Form 10-K | 54

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription and services	$252,015	$238,641	$221,624
Product and other	21,587	18,211	15,113
Total revenue	273,602	256,852	236,737

Cost of revenue:
Subscription and services	75,256	71,199	63,667
Product and other	31,106	29,635	25,838
Total cost of revenue	106,362	100,834	89,505
Gross profit	167,240	156,018	147,232

Operating expenses:
Sales and marketing	78,341	77,325	73,503
Research and development	50,259	54,287	49,935
General and administrative	34,384	31,346	27,795
Total operating expenses	162,984	162,958	151,233
Income (loss) from operations	4,256	(6,940)	(4,001)
Interest and other income, net	117	799	1,188
Income (loss) before income taxes	4,373	(6,141)	(2,813)
Income tax benefit (provision)	2,086	(760)	1,978
Net income (loss)	$6,459	$(6,901)	$(835)

Ooma | FY2026 Form 10-K | 55

Cost of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenue	$940	$1,049	$1,026
Sales and marketing	2,149	3,969	2,276
Research and development	4,201	5,589	4,876
General and administrative	7,927	7,610	6,932
Total stock-based compensation expense	$15,217	$18,217	$15,110

Comparison of fiscal years 2026, 2025 and 2024 (dollars in tables are in thousands):

Revenue

	Fiscal Year Ended January 31,			Change
	2026	2025	2024	2026 vs. 2025
Revenue:
Subscription and services	$252,015	$238,641	$221,624	$13,374	6%
Product and other	21,587	18,211	15,113	3,376	19%
Total revenue	$273,602	$256,852	$236,737	$16,750	7%
Percentage of revenue:
Subscription and services	92%	93%	94%
Product and other	8%	7%	6%
Total	100%	100%	100%

Fiscal 2026 Compared to Fiscal 2025

We derived approximately 64% and 61% of our total revenue from Ooma Business and approximately 34% and 36% from Ooma Residential in fiscal 2026 and 2025, respectively.

Subscription and services revenue increased $13.4 million or 6% year-over-year, primarily attributable to an increase in revenue generated from AirDial; an increase in the average revenue per core user, driven by organic growth, which was in part due to increased sales of Ooma Office and Ooma Enterprise services; and revenue contribution from FluentStream and Phone.com, which we acquired at the end of the fourth quarter of fiscal 2026.

Product and other revenue increased $3.4 million or 19% year-over-year, primarily attributable to an increase in AirDial and Telo shipments.

Cost of Revenue and Gross Margin

	Fiscal Year Ended January 31,			Change
	2026	2025	2024	2026 vs. 2025
Cost of revenue:
Subscription and services	$75,256	$71,199	$63,667	$4,057	6%
Product and other	31,106	29,635	25,838	1,471	5%
Total cost of revenue	$106,362	$100,834	$89,505	$5,528	5%
Gross margin:
Subscription and services	70%	70%	71%
Product and other	(44)%	(63)%	(71)%
Total	61%	61%	62%

Ooma | FY2026 Form 10-K | 56

Fiscal 2026 Compared to Fiscal 2025

Subscription and services gross margin of 70% remained consistent year-over-year. Cost of subscription and services revenue increased $4.1 million or 6% year-over-year, primarily due to a $2.3 million increase in personnel and contractor related costs, a $2.1 million increase in infrastructure costs, partially offset by a $0.2 million decrease in regulatory fees and a $0.1 million decrease in credit card processing fees. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business.

Product and other revenue gross margin improved to negative 44% from negative 63% in the prior year period, primarily due to the depletion of certain higher cost components that we procured in prior fiscal years to stay ahead of pandemic driven supply chain issues.

Operating Expenses

	Fiscal Year Ended January 31,			Change
	2026	2025	2024	2026 vs. 2025
Sales and marketing	$78,341	$77,325	$73,503	$1,016	1%
Research and development	50,259	54,287	49,935	(4,028)	(7)%
General and administrative	34,384	31,346	27,795	3,038	10%
Total operating expenses	$162,984	$162,958	$151,233	$26	0%

Fiscal 2026 Compared to Fiscal 2025

Sales and marketing expenses increased $1.0 million or 1% year-over-year, primarily due to a $2.4 million increase in commissions, partially offset by a $1.2 million decrease in advertising and marketing expense.

Research and development expenses decreased $4.0 million or 7% year-over-year, primarily due to a $3.3 million decrease in personnel-related costs, driven in part by a reduction in acquisition-related stock-based compensation expense, and a $0.9 million decrease in restructuring costs.

General and administrative expenses increased $3.0 million or 10% year-over-year, primarily due to a $1.6 million increase in acquisition-related expenses related to the FluentStream and Phone.com acquisitions in December 2025, a $1.0 million increase in litigation costs, mainly attributable to non-recurring legal settlement costs, a $0.5 million increase in personnel-related costs, partially offset by a $0.3 million decrease in restructuring costs.

Income Taxes

We recorded an income tax benefit of $2.5 million, offset by $0.5 million of income tax provision in fiscal 2026. The income tax benefit is related to certain preexisting deferred tax assets realized because of deferred tax liabilities assumed in our acquisition of Phone.com in fiscal 2026.

Other Non-GAAP Financial Measures

This Form 10-K contains certain non-GAAP financial measures, including non-GAAP net income and Adjusted EBITDA. These non-GAAP financial measures are presented to provide investors with additional information regarding our financial results and core business operations. Non-GAAP financial measures are presented for supplemental informational purposes only to aid an understanding of our operating results and should not be considered a substitute for financial information presented in accordance with GAAP and may be different from non-GAAP financial measures presented by other companies. A limitation of the non-GAAP financial measures presented is that the adjustments relate to items that the Company generally expects to continue to recognize. The adjustment of these items should not be construed as an inference that the adjusted expenses or gains are unusual, infrequent or non-recurring. Therefore, both GAAP financial measures of Ooma’s financial performance and the respective non-GAAP measures should be considered together. See page 53 for a discussion of Adjusted EBITDA.

Ooma | FY2026 Form 10-K | 57

The following table presents a reconciliation of GAAP net income (loss) to non-GAAP net income for the periods indicated (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
GAAP net income (loss)	$6,459	$(6,901)	$(835)
Stock-based compensation and related taxes	15,217	18,217	15,110
Amortization of acquired intangible assets	6,606	5,767	3,711
Litigation costs	1,474	340	300
Restructuring costs	373	1,579	477
Acquisition-related costs	1,626	—	692
Acquisition-related income tax benefit	(2,548)	—	(3,131)
Gain on note conversion	—	(980)	—
Facilities consolidation gain	—	—	(956)
Non-GAAP net income	$29,207	$18,022	$15,368

Liquidity and Capital Resources

Our material cash requirements are discussed below under “Contractual Obligations and Commitments.” As of January 31, 2026, we had $20.1 million of total cash and cash equivalents and borrowing capacity of $10.0 million under our Credit Agreement, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the expansion of our business internationally and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash.

The following table summarizes cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Net cash provided by operating activities	$27,690	$26,606	$12,273
Net cash used in investing activities	(69,682)	(6,447)	(35,328)
Net cash provided by (used in) financing activities	44,265	(19,824)	16,454
Net increase (decrease) in cash and cash equivalents	$2,273	$335	$(6,601)

Operating Activities

The following table provides selected cash flow information for the periods indicated (in thousands):

	Fiscal Year Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Net income (loss)	$6,459	$(6,901)	$(835)
Non-cash charges	26,846	30,313	21,735
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,577)	1,824	(2,587)
(Increase) decrease in inventories and deferred inventory costs	(3,150)	6,639	6,341
Increase in prepaid expenses and other assets	(1,153)	(2,659)	(2,280)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,421	(2,163)	(9,579)
Decrease in deferred revenue	(156)	(447)	(522)
Net cash provided by operating activities	$27,690	$26,606	$12,273

Ooma | FY2026 Form 10-K | 58

For fiscal 2026, our net income of $6.5 million included non-cash items of $26.8 million primarily related to stock-based compensation, operating lease expense, depreciation and amortization expense, and an income tax benefit related to our acquisition of Phone.com. Operating asset and liability changes for fiscal 2026 included:

•
an increase of $2.6 million in accounts receivable due to the timing of cash collections;
•
an increase of $3.2 million in inventories and deferred inventory costs;
•
an increase of $1.2 million in prepaid expenses and other current and non-current assets primarily due to the capitalization of sales commissions and the timing of prepayments; and
•
a net increase of $1.4 million in accounts payable, accrued expenses and other liabilities due to the timing of payments
•
a decrease of $0.2 million in deferred revenue.

Cash provided by operating activities for fiscal 2026 increased $1.1 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations in recent periods, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Investing Activities

Cash used in investing activities was $69.7 million for fiscal 2026, which consisted of cash consideration paid for the FluentStream and Phone.com acquisitions of $64.1 million and capital expenditures of $5.6 million. We did not have any acquisitions in fiscal 2025.

Financing Activities

Cash provided by financing activities was $44.3 million for fiscal 2026, which consisted of $65.0 million proceeds from issuance of debt, proceeds of $3.0 million from the issuance of common stock from our ESPP and stock option exercises, offset by $6.5 million of debt repayments, $0.5 million of credit facility issuance costs, payments of $5.1 million for shares repurchased for tax withholdings on vesting of RSUs, and payments of $11.6 million under our stock repurchase plan. Cash provided by financing activities increased $64.1 million year-over-year, which primarily reflected a borrowing of $65.0 million under our Credit Agreement to fund the FluentStream and Phone.com acquisitions in fiscal 2026.

Term Loan and Revolving Credit Facility

In October 2023, we entered into a credit and security agreement (the “2023 Credit Agreement”) with certain banks that provided for a secured revolving credit facility under which we may borrow up to an aggregate of $30.0 million and, subject to certain conditions, may be increased to up to $50.0 million. On December 1, 2025, the Company entered into the Credit Agreement, the terms of which replace and supersede the terms of the 2023 Credit Agreement. The Credit Agreement has a term of five years and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million. In December 2025, the Company borrowed $65.0 million as a term loan maturing on December 1, 2030. The Company used the proceeds of the term loan to finance the FluentStream and Phone.com acquisitions (see Note 13: Business Acquisition). As of January 31, 2026, we had a $58.5 million outstanding term loan balance and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under operating leases for our headquarters located in Sunnyvale, California, as well as office space and co-location data center facilities in several locations. As of January 31, 2026, our total future expected payment obligations under non-cancelable operating leases with initial terms longer than one year were approximately $17.9 million, with payments of $4.4 million due in the next 12 months and $13.5 million due thereafter. See Note 7: Operating Leases in the notes to our consolidated financial statements.

As of January 31, 2026 and 2025, non-cancelable inventory purchase commitments to our contract manufacturers and other suppliers totaled approximately $15.1 million and $6.2 million, respectively. Additionally, we have a non-cancelable service agreement with a telecommunications provider pursuant to which we are obligated to total minimum purchase commitments of $10.2 million between March 2025 and February 2029, of which $8.1 million was outstanding as of January 31, 2026. See Note 11: Commitments and Contingencies in the notes to our consolidated financial statements.

Ooma | FY2026 Form 10-K | 59

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

Ooma | FY2026 Form 10-K | 60

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

Ooma | FY2026 Form 10-K | 61

ITEM 8. Consolidated Financial Statements and Supplementary Data

Ooma | FY2025 Form 10-K | 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Ooma, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ooma, Inc. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Ooma | FY2026 Form 10-K | 63

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

Sufficiency of audit evidence over subscription revenue

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue from subscription and services revenue as well as product and other revenue. The Company’s subscription revenue recognition process is automated, and revenue is recorded through reliance on customized and proprietary information technology (IT) systems. The Company recorded $252 million of subscription and services revenue for the year ended January 31, 2026.

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

Santa Clara, California

April 3, 2026

Ooma | FY2026 Form 10-K | 64

OOMA, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	January 31, 2026	January 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,144	$17,871
Accounts receivable, net	11,833	8,040
Inventories	16,172	13,068
Other current assets	18,590	17,198
Total current assets	66,739	56,177
Property and equipment, net	13,330	11,982
Operating lease right-of-use assets	14,198	15,311
Intangible assets, net	62,478	22,184
Goodwill	49,827	23,069
Other assets	20,965	20,472
Total assets	$227,537	$149,195

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,275	$6,007
Accrued expenses and other current liabilities	39,292	29,067
Current portion of debt, net	6,373	—
Deferred revenue	17,787	16,586
Total current liabilities	71,727	51,660
Long-term operating lease liabilities	10,988	12,234
Debt, net of current portion	51,514	—
Other liabilities	392	23
Total liabilities	134,621	63,917
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value: 10 million shares authorized; none issued and outstanding	—	—
Common stock $0.0001 par value: 100 million shares authorized; 27.4 million and 27.2 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	226,631	225,452
Accumulated deficit	(133,720)	(140,179)
Total stockholders’ equity	92,916	85,278
Total liabilities and stockholders’ equity	$227,537	$149,195

See notes to consolidated financial statements.

Ooma | FY2026 Form 10-K | 65

OOMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except shares and per share data)

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue:
Subscription and services	$252,015	$238,641	$221,624
Product and other	21,587	18,211	15,113
Total revenue	273,602	256,852	236,737

Cost of revenue:
Subscription and services	75,256	71,199	63,667
Product and other	31,106	29,635	25,838
Total cost of revenue	106,362	100,834	89,505
Gross profit	167,240	156,018	147,232

Operating expenses:
Sales and marketing	78,341	77,325	73,503
Research and development	50,259	54,287	49,935
General and administrative	34,384	31,346	27,795
Total operating expenses	162,984	162,958	151,233
Income (loss) from operations	4,256	(6,940)	(4,001)
Interest and other income, net	117	799	1,188
Income (loss) before income taxes	4,373	(6,141)	(2,813)
Income tax benefit (provision)	2,086	(760)	1,978
Net income (loss)	$6,459	$(6,901)	$(835)

Net income (loss) per share of common stock:
Basic	$0.23	$(0.26)	$(0.03)
Diluted	$0.23	$(0.26)	$(0.03)
Weighted-average shares of common stock outstanding:
Basic	27,550,814	26,685,598	25,573,288
Diluted	28,116,327	26,685,598	25,573,288

See notes to consolidated financial statements.

Ooma | FY2026 Form 10-K | 66

OOMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except shares and share data)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Income (Loss)	Deficit	Equity
BALANCE - January 31, 2023	24,996,092	195,610	(23)	(132,443)	63,144
Issuance of common stock under equity-based plans	1,116,166	2,664	—	—	2,664
Shares repurchased for tax withholdings on vesting of restricted stock units ("RSU")	(137,387)	(1,741)	—	—	(1,741)
Stock-based compensation	—	14,833	—	—	14,833
Other comprehensive income	—	—	22	—	22
Net loss	—	—	—	(835)	(835)
BALANCE - January 31, 2024	25,974,871	$211,366	$(1)	$(133,278)	$78,087
Issuance of common stock under equity-based plans	2,048,283	5,056	—	—	5,056
Shares repurchased for tax withholdings on vesting of RSUs	(399,798)	(4,410)	—	—	(4,410)
Repurchases of common stock	(366,825)	(4,470)	—	—	(4,470)
Stock-based compensation	—	17,915	—	—	17,915
Other comprehensive income	—	—	1	—	1
Net loss	—	—	—	(6,901)	(6,901)
BALANCE - January 31, 2025	27,256,531	$225,457	$—	$(140,179)	$85,278
Issuance of common stock under equity-based plans	1,509,077	3,020	—	—	3,020
Shares repurchased for tax withholdings on vesting of RSUs	(399,521)	(5,132)	—	—	(5,132)
Repurchases of common stock	(923,684)	(11,627)	—	—	(11,627)
Stock-based compensation	—	14,918	—	—	14,918
Net income	—	—	—	6,459	6,459
BALANCE - January 31, 2026	27,442,403	$226,636	$—	$(133,720)	$92,916

See notes to consolidated financial statements.

Ooma | FY2025 Form 10-K | 67

OOMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Cash flows from operating activities:
Net income (loss)	$6,459	$(6,901)	$(835)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	14,918	17,915	14,833
Depreciation and amortization of capital expenditures	4,395	4,294	4,317
Amortization of intangible assets	6,606	5,767	3,711
Amortization of operating lease right-of-use assets	3,324	3,074	2,966
Deferred income tax benefit	(2,548)	—	(3,131)
Gain on note conversion	—	(980)	—
Facilities consolidation gain	—	—	(956)
Other	151	243	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,577)	1,824	(2,587)
Inventories and deferred inventory costs	(3,150)	6,639	6,341
Prepaid expenses and other assets	(1,153)	(2,659)	(2,280)
Accounts payable, accrued expenses and other liabilities	1,421	(2,163)	(9,579)
Deferred revenue	(156)	(447)	(522)
Net cash provided by operating activities	27,690	26,606	12,273

Cash flows from investing activities:
Business acquisition, working capital adjustments	(64,090)	—	(31,919)
Capital expenditures	(5,592)	(6,447)	(6,159)
Proceeds from maturities of short-term investments	—	—	2,750
Net cash used in investing activities	(69,682)	(6,447)	(35,328)

Cash flows from financing activities:
Proceeds from issuance of debt	65,000	—	18,000
Repayments of debt	(6,500)	(16,000)	(2,000)
Credit facility issuance costs	(496)	—	(469)
Shares repurchased for tax withholdings on vesting of restricted stock units	(5,132)	(4,410)	(1,741)
Payments for repurchases of common stock	(11,627)	(4,470)	—
Proceeds from issuance of common stock	3,020	5,056	2,664
Net cash provided by (used in) financing activities	44,265	(19,824)	16,454
Net increase (decrease) in cash and cash equivalents	2,273	335	(6,601)
Cash and cash equivalents, at beginning of period	17,871	17,536	24,137
Cash and cash equivalents, at end of period	$20,144	$17,871	$17,536

Supplementary cash flow disclosure:
Cash paid for interest	$637	$609	$386
Non-cash investing and financing activities:
Capital expenditures included in accounts payable at period-end	$356	$205	$188

See notes to consolidated financial statements.

Ooma | FY2026 Form 10-K | 68

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2026, fiscal 2025, and fiscal 2024 refer to the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.

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

Comprehensive Income (Loss). For all periods presented, comprehensive income (loss) approximated net income (loss) in the consolidated statements of operations and differences were not material. Therefore, the Consolidated Statements of Comprehensive Income (Loss) have been omitted.

Segment Reporting. The chief operating decision maker (the "CODM") for the Company is the chief executive officer, who reviews the Company’s financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates in a single reportable segment.

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

Ooma | FY2026 Form 10-K | 69

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

Product and Other Revenue. Product and other revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, professional services revenue, and to a lesser extent from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes product and other revenue from sales to direct end-customers and channel partners at the point-in-time that control is transferred. The Company’s distribution agreements with channel partners typically contain clauses for price protection and right of return. Credits and/or rebates issued for expected product returns and customer sales incentives are deemed to be variable consideration, which the Company estimates and records as a reduction to revenue at the point of sale. Product returns and sales incentives are estimated based on the Company’s historical experience, current trends and expectations regarding future experience. As of January 31, 2026 and 2025, total reserves for product returns and sales incentives were approximately $1.3 million and $1.1 million, respectively.

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

Cash Equivalents and Short-term Investments. All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents. Cash and cash equivalents are stated at fair value.

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

Concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable (Note 5). The Company’s cash and cash equivalents are held by financial institutions that management believes are of high-credit quality although the balances, at times, may exceed federally insured limits. The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral for sales made on credit.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	January 31, 2026	January 31, 2025
Customer A	10%	23%

Ooma | FY2026 Form 10-K | 70

Ooma, Inc.

Notes to Consolidated Financial Statements

Accounts Receivable. Accounts receivable are recorded net of an allowance for doubtful accounts for expected credit losses. Allowances are recorded based upon assessment of several factors, including historical experience, aging of receivable balances and economic conditions. As of January 31, 2026 and 2025, the allowance for doubtful accounts was $0.5 million and $0.3 million, respectively. Bad debt expense recorded in the consolidated statement of operations was not material for the periods presented.

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

Property and Equipment, net. Property and equipment, net is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of those assets, generally three to five years. Capitalized costs related to development of the Company's customer-facing websites are amortized on a straight-line basis over an estimated useful life of three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the respective assets. Repairs and maintenance costs that do not extend the life or improve the asset are expensed as incurred.

Operating Leases. Right-of-use lease assets and lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments over the lease term. The Company uses its incremental borrowing rate in determining the present value of lease payments, as the discount rates implicit in the Company’s leases cannot be readily determined. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. Lease agreements that contain both lease and non-lease components are combined and accounted for as a single component.

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

Ooma | FY2026 Form 10-K | 71

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

The Company did not record any material impairment charges for leases for fiscal 2026, fiscal 2025 or fiscal 2024.

Advertising. Advertising costs are expensed as incurred, except for production costs associated with television and radio advertising, which are expensed on the first date of airing. Advertising costs are included in sales and marketing expense and were $16.9 million, $15.9 million and $16.5 million in fiscal 2026, 2025 and 2024, respectively.

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

Ooma | FY2026 Form 10-K | 72

Ooma, Inc.

Notes to Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements. In December 2023, the FASB issued ASU 2023-09, which focuses on income tax disclosures by requiring public business entities, on an annual basis, to disclose specific categories in the rate reconciliation, provide information for reconciling items that meet a quantitative threshold, and certain information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments may be applied on a prospective or retrospective basis. The Company adopted ASU 2023-09, on a prospective basis, effective February 1, 2025. While the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, it did result in additional disclosures. For more details, refer to Note 10 - Income Taxes of this Annual Report on Form 10-K.

Note 3: Revenue and Deferred Revenue

Disaggregated revenue

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Subscription and services revenue	$252,015	$238,641	$221,624
Product and other revenue	21,587	18,211	15,113
Total revenue	$273,602	$256,852	$236,737

The Company derived approximately 64%, 61% and 58% of its total revenue from Ooma Business and approximately 34%, 36% and 40% of its total revenue from Ooma Residential in fiscal 2026, 2025, and 2024, respectively.

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

	As of
	January 31, 2026	January 31, 2025
Subscription and services	$17,667	$16,601
Product and other	137	8
Total deferred revenue	$17,804	16,609
Less: current deferred revenue	17,787	16,586
Non-current deferred revenue included in other long-term liabilities	$17	$23

During fiscal 2026, the Company recognized revenue of approximately $16.6 million pertaining to amounts deferred as of January 31, 2025. As of January 31, 2026, the majority of the Company’s deferred revenue balance was composed of subscription contracts that were invoiced during the fourth quarter of fiscal 2026.

Remaining performance obligations. As of January 31, 2026, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $59.5 million. The Company expects to recognize revenue on approximately 47% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2026 Form 10-K | 73

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 4: Fair Value Measurements

As of January 31, 2026 and 2025, the Company had $20.1 million and $17.9 million in cash, respectively.

Non-Marketable Equity Investments. As of January 31, 2026 and January 31, 2025, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Note 5: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	January 31, 2026	January 31, 2025
Finished goods	$11,827	$9,156
Raw materials	4,345	3,912
Total inventory	$16,172	$13,068

Property and equipment, net

		As of
	Estimated life (in years)	January 31, 2026	January 31, 2025
Computer hardware and software	3-4	$7,446	$6,979
Network and engineering equipment	3-5	12,127	9,391
Website development costs	3-5	12,551	11,782
Customer premise equipment	3-5	6,971	6,342
Office furniture and fixtures	5	204	204
Leasehold improvements	1-5	800	708
Total property and equipment		40,099	35,406
Less: accumulated depreciation and amortization		(26,769)	(23,424)
Property and equipment, net		$13,330	$11,982

Depreciation and amortization of property and equipment totaled $4.4 million, $4.3 million and $4.3 million in fiscal 2026, 2025 and 2024, respectively.

Ooma | FY2026 Form 10-K | 74

Ooma, Inc.

Notes to Consolidated Financial Statements

Other current and non-current assets

	As of
	January 31, 2026	January 31, 2025
Deferred sales commissions, current	$9,685	$9,301
Prepaid expenses and other	5,307	5,613
Other current assets	3,598	2,284
Total other current assets	$18,590	$17,198

Deferred sales commissions, non-current	$15,244	$14,635
Other assets	5,721	5,837
Total other non-current assets	$20,965	$20,472

Customer Acquisition Costs. Amortization of deferred sales commissions was $10.5 million, $9.8 million and $9.0 million in fiscal 2026, 2025 and 2024, respectively.

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

The Company made total payments to GTC for inventory purchases and related shipping costs of approximately $0.2 million and $1.0 million in fiscal 2026 and 2025, respectively. As of January 31, 2026 and 2025, the Company had no prepaid inventory deposit and no non-cancelable inventory purchase commitments to GTC.

On March 8, 2024 ("Financing Date"), GTC completed an equity financing which qualified as a conversion event under the convertible promissory note. As of the Financing Date, the carrying value of the convertible promissory note of $2.3 million, including accrued interest, was converted to 8.2 million shares of preferred stock of GTC. Upon the conversion event, GTC is no longer a variable interest entity for accounting purposes. The Company recorded a gain on note conversion of $1.0 million to other income in the condensed consolidated statements of operations for the three months ended April 30, 2024. The Company recorded the fair value of GTC preferred stock of $3.3 million as of January 31, 2026, to other assets in the consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	January 31, 2026	January 31, 2025
Payroll and related expenses	$18,442	$15,415
Regulatory fees and taxes	8,871	5,371
Short-term operating lease liabilities	4,284	3,713
Customer-related liabilities	1,797	1,401
Other	5,898	3,167
Total accrued expenses and other current liabilities	$39,292	$29,067

Ooma | FY2026 Form 10-K | 75

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 6: Goodwill and Acquired Intangible Assets

During fiscal 2026, the Company recognized intangibles of $46.9 million and goodwill of $26.8 million in connection with business acquisitions completed in December 2025. See Note 13: Business Acquisition.

The goodwill balance was as follows (in thousands):

Total
Balance at January 31, 2025	$23,069
Additions due to FluentStream acquisition	18,030
Additions due to Phone.com acquisition	8,728
Balance at January 31, 2026	$49,827

The gross value, accumulated amortization and carrying values of intangible assets were as follows (in thousands):

		As of January 31, 2026
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$24,918	$(8,338)	$16,580
Customer relationships	5-7	56,045	(13,719)	42,326
Trade names	2-7	4,785	(1,213)	3,572
Total intangible assets		$85,748	$(23,270)	$62,478

		As of January 31, 2025
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$20,618	$(5,591)	$15,027
Customer relationships	5-7	16,545	(10,131)	6,414
Trade names	2-5	1,685	(942)	743
Total intangible assets		$38,848	$(16,664)	$22,184

Amortization expense was $6.6 million, $5.8 million and $3.7 million in fiscal 2026, 2025 and 2024, respectively.

At January 31, 2026, the estimated future amortization expense for intangible assets was as follows (in thousands):

Fiscal Years Ending January 31,	Total
2027	$12,094
2028	10,975
2029	10,056
2030	9,654
2031	8,748
Thereafter	10,951
Total	$62,478

Ooma | FY2026 Form 10-K | 76

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	January 31, 2026	January 31, 2025
Assets
Operating lease right-of-use assets	$14,198	$15,311
Total leased assets	$14,198	$15,311
Liabilities
Short-term operating lease liabilities	$4,284	$3,713
Long-term operating lease liabilities	10,988	12,234
Total lease liabilities	$15,272	$15,947

Weighted-average remaining lease term	4.5 years	5.2 years
Weighted-average discount rate	6.4%	6.3%

The components of lease expense were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Operating lease costs (1)	$5,490	$5,025	$4,581
Variable lease costs (2)	1,647	1,427	1,217
Total lease cost	$7,137	$6,452	$5,798

(1) Recognized on a straight-line basis over the lease term. Includes rent for leases with initial terms of twelve months or less, which were not material.

(2) Primarily included common area maintenance, utilities and property taxes and insurance, which were expensed as incurred.

Supplemental cash flow information related to leases was as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cash payments for operating leases	$3,878	$3,845	$3,895
Right-of-use assets recognized in exchange for new operating lease obligations	$2,211	$1,344	$7,303

As of January 31, 2026, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	January 31, 2026
2027	$4,405
2028	4,495
2029	4,050
2030	1,522
2031	1,181
Thereafter	2,209
Total future minimum lease payments	17,862
Less: imputed interest	(2,590)
Present value of lease liabilities	$15,272

Ooma | FY2026 Form 10-K | 77

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

On June 5, 2025, our stockholders approved the amended and restated EIP. The EIP was amended to extend the term for 10 years, remove the evergreen provision, and increase the number of shares authorized for issuance by 330,000, among other items. Additionally, on June 5, 2025, our stockholders approved the amended and restated ESPP. The ESPP was amended to eliminate the term thereof so that the ESPP will not expire, remove the evergreen provision, and increase the number of shares authorized for issuance by 795,144, among other items.

The Company had shares of common stock reserved for issuance as follows (in thousands):

	As of
	January 31, 2026	January 31, 2025
Restricted stock units outstanding	1,901	1,856
Options to purchase common stock	568	653
Shares available for future issuance under stock plans	2,806	3,249
Shares reserved under ESPP	2,657	2,156
Total shares reserved for issuance	7,932	7,914

Stock Options. Under the EIP, options to purchase shares of common stock may be granted to employees, non-employee directors and consultants. These options vest from the date of grant to up to four years and expire ten years from the date of grant. Options may be exercised anytime during their term in accordance with the vesting/exercise schedule specified in the recipient’s stock option agreement and in accordance with the EIP provisions.

Stock option activity for fiscal 2026 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2025	653	$13.14	$1,325
Granted	45	$12.11
Exercised	(83)	$9.53
Canceled	(47)	$14.96
Balance as of January 31, 2026	568	$13.44	$263
Vested and exercisable as of January 31, 2026	517	$13.52	$252

The aggregate intrinsic value of vested options exercised during fiscal 2026, 2025 and 2024 was $0.4 million, $2.9 million and $0.5 million, respectively. The weighted-average grant date fair value of options granted during fiscal 2026 was $5.98. No options were granted in fiscal 2025 and 2024.

Ooma | FY2026 Form 10-K | 78

Ooma, Inc.

Notes to Consolidated Financial Statements

Restricted Stock Units. Under the EIP, RSUs may be granted to employees, non-employee directors and consultants. These RSUs vest ratably over a period ranging from one to four years, and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

RSU activity for fiscal 2026 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2025	1,856	$11.44
Granted	1,196	$13.58
Vested	(1,130)	$12.49
Canceled	(21)	$11.65
Balance as of January 31, 2026	1,901	$12.16

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company withheld an aggregate amount of $5.1 million, $4.4 million and $1.7 million in fiscal 2026, 2025 and 2024, respectively, which were classified as financing cash outflows in the consolidated statements of cash flows. The Company canceled and returned these shares to the EIP, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to plan limitations. The ESPP provides for a 6-month offering period comprised of one purchase periods of six months. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock as of the first date or the ending date of the offering period. The offering periods are scheduled to start on the first trading day on or after March 15 and September 15 of each year. During each of the fiscal years 2026, 2025 and 2024, employees purchased 0.3 million, 0.3 million and 0.2 million shares at a weighted-average purchase price of $7.53, $7.35 and $10.60 per share, respectively.

Stock Repurchase Plan. In fiscal 2025, our board of directors authorized a common stock repurchase program of up to $14.0 million. In December 2025, our board of directors approved an increase to our share repurchase program of an additional $10.0 million. Repurchases of our common stock may be effected, from time to time, in open market, negotiated or block transactions, or other means, in accordance with applicable securities laws. The timing and the amount of any repurchased common stock will be determined by our management based on its evaluation of market conditions and other factors. The repurchase plan will be funded using our cash. Any repurchased shares of common stock will be retired. The plan does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. The Company repurchased in the open market 923,684 shares and 366,825 shares of common stock for an aggregate amount of $11.6 million and $4.4 million in fiscal year 2026 and fiscal year 2025, respectively. As of January 31, 2026, approximately $7.9 million remained authorized and available under the Company’s share repurchase plan for future share repurchases.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Note 9: Stock-Based Compensation

Total stock-based compensation recognized in the consolidated statements of operations was as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Cost of revenue	$913	$1,022	$1,000
Sales and marketing	2,091	3,895	2,226
Research and development	4,094	5,479	4,760
General and administrative	7,820	7,519	6,847
Total stock-based compensation expense	$14,918	$17,915	$14,833

Ooma | FY2026 Form 10-K | 79

Ooma, Inc.

Notes to Consolidated Financial Statements

The income tax benefit related to stock-based compensation expense was zero for all periods presented due to a full valuation allowance on the Company's deferred tax assets (see Note 10: Income Taxes below). As of January 31, 2026, there was $20.9 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

The fair value of employee stock options and ESPP was estimated using the Black–Scholes model with the following assumptions:

	Fiscal Year Ended January 31,
	2026	2025(1)	2024(1)
Stock Options:
Expected volatility	47%	NA	NA
Expected term (in years)	5.8	NA	NA
Risk-free interest rate	3.7%	NA	NA
Dividend yield	NA	NA	NA
(1) No options were granted in fiscal 2025 or 2024.
	Fiscal Year Ended January 31,
	2026	2025	2024
ESPP:
Expected volatility	33%	39%-57%	32%-43%
Expected term (in years)	0.5	0.5-2.0	0.5-2.0
Risk-free interest rate	3.9%	3.6%-5.4%	3.9%-5.5%
Dividend yield	NA	NA	NA

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

Note 10: Income Taxes

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
United States	$3,162	$(6,126)	$(491)
Foreign	1,211	(15)	(2,322)
Income (loss) before income taxes	$4,373	$(6,141)	$(2,813)

Income tax (benefit) provision consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Current:
Federal	$(19)	$168	$—
State	481	592	1,153
Foreign	—	—	—
Total current	462	760	1,153
Deferred:
Federal	(1,876)	—	(2,661)
State	(672)	—	(470)
Foreign	—	—	—
Total deferred	(2,548)	—	(3,131)
Income tax (benefit) provision	$(2,086)	$760	$(1,978)

Ooma | FY2026 Form 10-K | 80

Ooma, Inc.

Notes to Consolidated Financial Statements

The income tax benefit of $2.1 million for fiscal 2026 was primarily attributable to the release of a $2.5 million valuation allowance on certain preexisting deferred tax assets realized as a result of deferred tax liabilities assumed in the Company's acquisition of Phone.com. The income tax benefit of $2.0 million for fiscal 2024 was primarily attributable to the release of a $3.1 million valuation allowance on certain preexisting deferred tax assets realized as a result of deferred tax liabilities assumed in the Company's acquisition of 2600Hz.

Rate Reconciliation

The Company adopted ASU 2023-09 Income Taxes (Topic 740): Improvements To Income Tax Disclosures' on a prospective basis beginning with the year ended January 31, 2026. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the Company's U.S. federal statutory tax amount and rate to its actual effective amount and rate for the year ended January 31, 2026 (dollars in thousands):

	Fiscal Year Ended January 31, 2026
	Amount	Percent
Federal tax at statutory rate	$918	21%
State income taxes, net of federal benefit (1)	85	2%
Foreign tax effects
Canada	(254)	(6)%
Effect of cross-border tax laws
Global intangible low-taxed income inclusion	417	10%
Tax credits
Research and development credits	1,321	30%
Valuation allowance	(4,827)	(110)%
Nondeductible Items
Other contributing items	69	2%
Transaction costs	223	5%
Changes in unrecognized tax benefits	(906)	(21)%
Other items	(196)	(5)%
Stock based compensation	1,063	24%
Total	$(2,086)	(48)%

(1) State taxes in Florida, Maryland, Michigan, Pennsylvania, Texas, Virginia, Minnesota, New York, New Hampshire, Kentucky, and Idaho made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to the Company's adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended January 31, 2025 and January 31, 2024 (in thousands):

	Fiscal Year Ended January 31,
	2025	Rate	2024	Rate
Federal tax at statutory rate	$(1,290)	21%	$(603)	21%
State taxes, net of federal benefit	(402)	7%	(128)	4%
Foreign income and withholding taxes	284	(5)%	(139)	5%
Permanent tax adjustment	(167)	3%	294	(10)%
Section 162(m)	808	(13)%	802	(28)%
Stock-based compensation	881	(14)%	812	(28)%
Change in valuation allowance	2,669	(44)%	(1,015)	35%
Research and development credit	(1,355)	22%	(2,095)	73%
Provision to return adjustments	(834)	14%	4	—
Other	166	(3)%	90	(3)%
Income tax provision (benefit) at effective tax rate	$760	(12)%	$(1,978)	69%

Ooma | FY2026 Form 10-K | 81

Ooma, Inc.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$26,188	$13,409
Tax credit carryover	14,584	15,790
Operating lease liabilities	3,844	3,993
Stock-based compensation	555	626
Capitalized research and development	16,419	23,148
State Taxes	75	187
Deferred revenue	4	3
Other	88	—
Gross deferred tax assets	61,757	57,156
Valuation allowance	(49,822)	(45,199)
Net deferred tax assets	$11,935	$11,957
Deferred tax liabilities:
Operating lease right-of-use assets	$(3,573)	$(3,833)
Deferred sales commissions and other	(2,055)	(2,138)
Acquired intangible assets	(4,483)	(4,716)
Fixed assets depreciation	(1,824)	(1,270)
Gross deferred tax liabilities	$(11,935)	$(11,957)
Net deferred taxes	$—	$—

Management believes that, based upon the available evidence, both positive and negative, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded. The net change in the total valuation allowance was an increase of $4.6 million and an increase of $2.7 million for fiscal 2026 and 2025, respectively.

As of January 31, 2026, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $81.4 million and $96.9 million, respectively, which will begin to expire in fiscal 2033 and fiscal 2029, with $79.4 million of federal net operating loss carryforward lasting indefinitely. In addition, as of January 31, 2026, the Company had federal and state research credit carryforwards of approximately $14.5 million and $13.1 million, respectively, available to offset future taxes. If not utilized, the available federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely.

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

Uncertain Tax Positions

The Company has unrecognized tax benefits of approximately $11.5 million as of January 31, 2026. Deferred tax assets associated with these unrecognized tax benefits are fully offset by a valuation allowance. If recognized, these benefits would not affect the effective tax rate before consideration of the valuation allowance.

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Unrecognized tax benefits, beginning of fiscal year	$12,134	$11,043	$9,060
(Decrease) increase related to prior year tax positions	(906)	(252)	670
Increase related to current year tax positions	240	1,343	1,313
Unrecognized tax benefits, end of fiscal year	$11,468	$12,134	$11,043

Ooma | FY2026 Form 10-K | 82

Ooma, Inc.

Notes to Consolidated Financial Statements

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

The Company files income tax returns in the U.S. federal, various state, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2023 for federal purposes and 2022 for state purposes, except in certain limited circumstances.

The Company adopted ASU 2023-09 on a prospective basis for the year ended January 31, 2026 and has included the following table as a result of its adoption, which presents income taxes paid (net of refunds received) for the year ended January 31, 2026 (in thousands):

Fiscal Year Ended January 31,
2026
Federal	$46
State and Local
Texas	88
Florida	78
Pennsylvania	76
Oregon	47
Massachusetts	46
Michigan	45
All Other States	313
Foreign	—
Income tax, net of amounts refunded	$739

The amount of cash income taxes paid by the Company during the years ended January 31, 2025 and January 31, 2024 was $0.6 million and $0.8 million, respectively.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in fiscal year 2026. The Company determined that the OBBBA did not have a material impact on the financial statements for the year ended January 31, 2026.

Note 11: Commitments and Contingencies

Purchase Commitments

As of January 31, 2026 and 2025, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $15.1 million and $6.2 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $10.2 million between March 2025 and February 2029, of which $8.1 million was outstanding as of January 31, 2026.

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

Ooma | FY2026 Form 10-K | 83

Ooma, Inc.

Notes to Consolidated Financial Statements

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of January 31, 2026, the Company had immaterial liabilities recorded for loss contingencies in its consolidated financial statements. As of January 31, 2025, the Company had no accrued liabilities recorded for loss contingencies in its consolidated financial statements.

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

Bachhuber Litigation

On September 3, 2025, plaintiff Kevin Bachhuber filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act of 1991 or TCPA (the "Bachhuber Litigation"). On February 6, 2026, the Company and plaintiff settled the complaint for an immaterial amount, and the complaint was voluntarily dismissed with prejudice on February 12, 2026.

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

Ooma | FY2026 Form 10-K | 84

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

Borrowings under the Credit Agreement would bear interest, at the Company’s option for revolving loans, at either (i) the Alternate Base Rate plus the Applicable Margin (as defined in the amendment to the 2023 Credit Agreement), or (ii) Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin (as defined in the amendment to the 2023 Credit Agreement. The applicable margin under the Credit Agreement is 1.25% for Alternate Base Rate loans and 2.00% for SOFR loans under the Revolving Facility, and 2.50% for Term Loans. The Alternate Base Rate is the highest of (a) the Agent’s prime rate, (b) the federal funds effective rate plus 0.50% per annum, and (c) the Daily SOFR rate plus 1.00% per annum, with a minimum floor of zero. “Term SOFR” is a forward-looking rate published by CME Group Benchmark Administration Limited plus a 0.10% adjustment, subject to a floor of zero. Upon the occurrence of an event of default, the interest rate on outstanding borrowings increases by 5.00% per annum. The Company is required to pay a commitment fee on the unused portion of the secured revolving credit facility of 0.35% per annum.

The Credit Agreement includes customary covenants, including financial covenants requiring the Company to maintain specified leverage and fixed-charge coverage ratios, as well as minimum liquidity levels. The Credit Agreement also contains customary events of default.

In December 2025, the Company borrowed $65.0 million as a term loan maturing on December 1, 2030. The Company used the proceeds of the term loan to finance the acquisitions of FluentStream Corp. and its wholly-owned subsidiaries (“FluentStream”) and Phone.Com, Inc. ("Phone.com") (see Note 13: Business Acquisition). In January 2026, the Company made an early principal repayment of $6.5 million of the drawn term loan facility, reducing the outstanding term loan balance to $58.5 million as of January 31, 2026.

In fiscal 2026, the Company incurred debt issuance costs and lender fees associated with the Credit Agreement of $0.6 million which was recorded as a debt discount. The debt discount is amortized in interest expense using the straight-line method over the amended term of the Credit Agreement.

As of January 31, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $57.9 million, at the effective interest rate of 6.3%. Accordingly, $10.0 million of borrowing capacity is available for the purposes permitted by the Credit Agreement. As of January 31, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

The contractual future principal payments for all borrowings as of January 31, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Future minimum payments
2027	$6,500
2028	13,000
2029	13,000
2030	13,000
2031	13,000
Total principal	$58,500

Ooma | FY2026 Form 10-K | 85

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 13: Business Acquisition

FluentStream Corp.

On December 1, 2025, the Company acquired all outstanding stock of FluentStream, a provider of cloud communications/UCaaS solutions for small and medium-sized organizations. The Company acquired FluentStream for total gross cash consideration of approximately $50.5 million, subject to cash acquired and customary working capital adjustments. This payment is not subject to any contingency requirements. The Company has included the financial results of FluentStream in the condensed consolidated financial statements from the date of acquisition, which for the twelve months ended January 31, 2026 were not material.

The following table summarizes the preliminary purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$7,386
Accounts receivable	389
Prepaids and other current assets	61
Intangible assets	28,000
Goodwill	18,030
Accounts payable and other liabilities	(1,817)
Regulatory fees and taxes	(1,533)
Total purchase consideration	$50,516

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$24,200	7
Developed technology	2,400	5
Trade name	1,400	5
Identifiable intangible assets	$28,000

Customer relationships represent the preliminary estimated fair values of the underlying relationships with FluentStream’s customer base.

Revenues of FluentStream included in the Company’s consolidated statements of operations from the acquisition date of December 1, 2025 to January 31, 2026 was approximately $4.0 million. The Company believes it is not practicable to separately identify earnings of FluentStream on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the FluentStream acquisition been included in the Company's consolidated results of operations beginning February 1, 2024, the Company’s total revenue would have approximated $294.0 million and $281.7 million for fiscal 2026 and 2025. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2024, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

Acquisition-related costs related to the FluentStream acquisition charged to general and administrative expense during fiscal 2026 were approximately $0.9 million.

Ooma | FY2026 Form 10-K | 86

Ooma, Inc.

Notes to Consolidated Financial Statements

Phone.Com, Inc.

On December 29, 2025, the Company acquired all outstanding stock of Phone.com, a provider of UCaaS solutions for small and medium-sized organizations. The Company acquired Phone.com for total gross cash consideration of approximately $22.6 million, subject to cash acquired and customary working capital adjustments. This payment is not subject to any contingency requirements. The Company is required to withhold $1.0 million of holdback adjustments for the purposes of providing security for any indemnification obligations and any purchase price adjustment in accordance with the acquisition agreement. The funds related to the holdback adjustments are not held in escrow, and $0.6 million are recorded as accrued expenses and other current liabilities and $0.4 million are recorded as other liabilities in the condensed consolidated balance sheets.

The Company has included the financial results of Phone.com in the condensed consolidated financial statements from the date of acquisition, which for the twelve months ended January 31, 2026 were not material.

The following table summarizes the preliminary purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$1,177
Accounts receivable	827
Other current and non-current assets	364
Intangible assets	18,900
Goodwill	8,729
Accounts payable and other liabilities	(3,514)
Deferred revenue	(1,351)
Deferred tax liability	(2,547)
Total purchase consideration	$22,585

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$15,300	7
Developed technology	1,900	5
Trade name	1,700	7
Identifiable intangible assets	$18,900

Customer relationships represent the preliminary estimated fair values of the underlying relationships with Phone.com’s customer base.

Revenues of Phone.com included in the Company’s consolidated statements of operations from the acquisition date of December 29, 2025 to January 31, 2026 was approximately $2.1 million. The Company believes it is not practicable to separately identify earnings of Phone.com on a stand-alone basis due to the integrated nature of the Company's operations. On a pro forma basis, had the Phone.com acquisition been included in the Company's consolidated results of operations beginning February 1, 2024, the Company’s total revenue would have approximated $294.4 million and $279.6 million for fiscal 2026 and 2025. These pro forma revenue amounts do not necessarily represent what would have occurred if the business combination had taken place on February 1, 2024, nor do these amounts represent the results that may occur in the future. Pro forma net income (losses) have not been presented because the impact was not material to the consolidated statements of operations.

Acquisition-related costs related to the Phone.com acquisition charged to general and administrative expense during fiscal 2026 were approximately $0.7 million.

Ooma | FY2026 Form 10-K | 87

Ooma, Inc.

Notes to Consolidated Financial Statements

Note 14: Net Income (Loss) Per Share

Basic and diluted net income (loss) per share of common stock is calculated by dividing the net income (loss) allocable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share of common stock is the same as basic net loss per share because the effects of potentially dilutive securities are antidilutive because the Company reported net losses for all periods presented.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Fiscal Year Ended January 31,
	2026	2025	2024
Numerator
Net income (loss)	$6,459	$(6,901)	$(835)
Denominator
Basic weighted average common shares	27,550,814	26,685,598	25,573,288
Potentially dilutive shares from equity plans	565,513	—	—
Weighted-average common shares	28,116,327	26,685,598	25,573,288
Basic net income (loss) per share	$0.23	$(0.26)	$(0.03)
Diluted net income (loss) per share	$0.23	$(0.26)	$(0.03)

Potentially dilutive securities of approximately 0.8 million and 0.6 million in fiscal 2025 and 2024, respectively, were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s unvested RSUs, outstanding stock options and shares to be purchased under the ESPP.

Note 15: Retirement Plan

The Company offers a qualified 401(k) defined contribution plan to eligible full-time employees that provides for discretionary employer matching and profit-sharing contributions. The Company matches the lower of 50% of employee contributions or 50% of the first 6% of each employee’s eligible compensation that is contributed to the 401(k) plan. Contributions made by the Company vest 100% upon contribution and are expensed as incurred as compensation costs. The Company’s matching contributions to the plan were $1.4 million, $1.2 million and $1.1 million for fiscal 2026, 2025 and 2024, respectively.

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

	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue from external customers	$273,602	$256,852	$236,737
Less:
Cost of revenue (1)	102,340	96,772	87,328
Sales and marketing (1)	72,540	70,506	68,654
Research and development (1)	45,813	47,506	44,609
General and administrative (1)	23,357	23,105	20,622
Other segment expenses	25,296	25,903	19,525
Interest and other income, net	(117)	(799)	(1,188)
Income tax (benefit) provision	(2,086)	760	(1,978)
Consolidated net income (loss)	$6,459	$(6,901)	$(835)

Ooma | FY2026 Form 10-K | 88

Ooma, Inc.

Notes to Consolidated Financial Statements

(1) Amounts exclude other segment expenses as follows:

	Fiscal Year Ended January 31,
	2026	2025	2024
Amortization of intangible assets	$6,606	$5,767	$3,711
Stock-based compensation and related taxes	15,217	18,217	15,110
Restructuring costs	373	1,579	477
Litigation costs	1,474	340	300
Acquisition-related costs	1,626	—	883
Facilities consolidation gain	—	—	(956)
Total other segment expenses	$25,296	$25,903	$19,525

Ooma | FY2026 Form 10-K | 89

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that our internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees who are involved in our financial reporting processes and controls are continuing to work remotely.

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

ITEM 9B. Other Information

During the fiscal quarter ended January 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K Item 408.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Ooma | FY2026 Form 10-K | 90

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors currently consists of eight directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. The terms of office of directors in Class I, Class II and Class III do not expire until the annual meetings of stockholders to be held in 2026, 2027 and 2028, respectively. The names, ages and positions of our directors as of April 3, 2026 are as follows:

Name	Age	Position	Director Class	Director Since
Susan G. Butenhoff	66	Director(1)	II	2016
Russ Mann	57	Director(2)(3)	II	2009
Andrew H. Galligan	69	Director(3)	III	2014
Judi A. Hand	64	Director(1)(2)	III	2020
William D. Pearce	63	Director(2)	III	2013
Peter J. Goettner	62	Director(1)(3)	I	2013
Eric B. Stang	66	Director, President and Chief Executive Officer	I	2009
Jenny C. Yeh	52	Director, Senior Vice President and Chief Legal Officer	I	2021
(1) Member of Nominating and Governance Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

Susan G. Butenhoff has served on our Board of Directors since July 2016. She also serves on the board of Hall Wines, a privately held winery in the U.S. Ms. Butenhoff is a strategic consultant specializing in risk mitigation and market positioning for large technology companies. Previously, Ms. Butenhoff was the Founder and CEO of Access Communications, a technology public relations firms in the U.S., which Omnicom Group later acquired, from its founding in 1991 to February 2018. From August 2014 to January 2017, she also held the position of Global Technology Director at Ketchum, a global PR and marketing firm. Ms. Butenhoff holds a B.A. from Sussex University (England) and an M.Phil. in International Relations from the University of Cambridge (England).

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

Russ Mann has served on our Board of Directors since September 2009. He is currently a Senior Operating Partner at Diversis Capital, a private equity firm focused on B2B SaaS software companies, since July 2024. In November 2025 he joined the board of a Diversis portfolio company, Genesis Automation Healthcare, a privately held B2B hospital supply chain SaaS software company. He also serves on the board of Thinkific Labs Inc., a publicly traded online learning management and payments platform, where he is Chairman and a member of the Risk, Governance and Compliance committee, since September 2024. Mr. Mann's previous roles include CEO and board member of WineBid, an online auction market for vintage wine, from January 2019 to November 2022, Chairman of the board of Demandstar, a B2B marketplace, from June 2018 to May 2022, and board member and CEO of Onvia, a publicly traded company providing B2G commerce intelligence and database information services, from January 2017 until its acquisition in November 2017 by Deltek, a Roper company. Mr. Mann has also held senior leadership positions as Chief Marketing Officer and Senior Vice President at Outerwall’s EcoATM kiosk network, General Manager of Gazelle.com, a leader in the purchase and sale of used cell phones and electronics, from May 2016 until Outerwall's acquisition by Apollo Management Group in January 2017, and as Chairman of the board and Chief Executive Officer of Covario, Inc., an advertising technology and digital marketing agency with a specialty in telecom services and computing devices marketing, from January 2006 to May 2014. Mr. Mann has a B.A. from Cornell University and an M.B.A. from the Harvard Business School.

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

Ooma | FY2026 Form 10-K | 91

Andrew H. Galligan has served on our Board of Directors since December 2014. He also serves as a board member and an audit committee member of Arcellx, Inc., a publicly traded clinical-stage biotechnology company, since March 2025. Mr. Galligan was the Chief Financial Officer for ten years at Nevro Corp., a publicly traded medical device company. Previously, he served as our Chief Financial Officer from February 2009 to May 2010, and later as a consultant for our Company for four years. From 2007 to 2008, Mr. Galligan also served as the Chief Financial Officer of Reliant Technologies, Inc., a medical device company (later acquired by Solta Medical, Inc.). Additionally, he has held top financial executive roles at other medical device companies. Mr. Galligan began his career in various financial positions at KPMG LLP and Raychem Corp. Mr. Galligan received a B.B.S. in Business and Finance from Trinity College, Dublin University (Ireland). He is also a Fellow of the Institute of Chartered Accountants in Ireland.

Our Board of Directors believes that Mr. Galligan’s financial expertise, including his years of experience as chief financial officer and financial consultant of publicly traded and privately held companies, brings deep financial and accounting knowledge to our Board of Directors and qualifies him to serve as the chairperson of our audit committee and one of our directors.

Judi A. Hand has served on our Board of Directors since June 2020. She is also on the board of SOVRN, a privately held advertising, publisher, and commerce software company, since February 2022 and previously served on the board of Manitoba Telecom Services / Allstream, from May 2014 to May 2017. Since January 2017, Ms. Hand has been the Executive Vice President and Chief Revenue Officer for TTEC Holdings, a global customer experience technology and services company, with more than 52,000 employees on six continents. In addition, from April 2007 to December 2017, Ms. Hand was President and General Manager of TTEC Customer Growth Services (formerly Revana and Direct Alliance). With more than 35 years of sales, marketing, and general management experience, Ms. Hand has held senior positions at telecom industry leaders including AT&T, where she was responsible for a large division serving Enterprise customers, and at US West Qwest, where she ran the Consumer and Small Business division. She holds an M.S. in management from Stanford University and a B.A. in communications and marketing from the University of Nebraska.

Our Board of Directors believes that Ms. Hand’s deep experience in the communications industry and her years of leadership experience in go-to-market roles make her qualified to advise the Company on market and revenue growth strategies and execution.

William D. Pearce has served on our Board of Directors since March 2013, and as Lead Non-Management Director since June 2017. He is currently a member of the board for Algonomy Software Private Limited, a privately held AI-based personalized shopping experience firm. Mr. Pearce is also a Marketing Faculty member at the Haas School of Business at the University of California, Berkeley. From 2012 to 2014, Mr. Pearce was Partner and Marketing Practice Director at The Partnering Group, a global consumer products and retail management consulting firm. From 2008 to 2011, he was Senior Vice President and Chief Marketing Officer at Del Monte Foods, Inc., a food production and distribution company. Mr. Pearce also served as President and Chief Executive Officer of Foresight Medical Technology LLC, a medical devices company, from 2007 to 2008; Chief Marketing Officer at Taco Bell Corp., a quick service restaurant company and subsidiary of Yum! Brands, Inc., from 2004 to 2007; and Vice President of Marketing at Campbell Soup Company, from 2003 to 2004. Mr. Pearce holds a B.A. in Economics from Syracuse University and an M.B.A. from the S.C. Johnson Graduate School of Management, Cornell University.

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

Our Board of Directors believes that Mr. Goettner brings extensive experience in the technology industry to our Board of Directors. His service on several boards provides an important perspective on operations and corporate governance matters, and qualifies him to serve as one of our directors.

Ooma | FY2026 Form 10-K | 92

Eric B. Stang has served as our President, Chief Executive Officer, and Board of Directors member since January 2009. He has been Chairman of our Board of Directors since December 2014. Mr. Stang is also a member of the board of Rambus Inc., a publicly traded company providing chips, silicon IP, and technology licensing, where he serves as the Chair of its Compensation and Human Resources Committee and a member of its Corporate Governance/Nominating Committee. Mr. Stang was previously a director of InvenSense, Inc., a publicly traded MEMS semiconductor company, from 2014 to 2017, and Solta Medical, Inc., a publicly traded medical aesthetics company, from 2008 to 2014. From 2006 to 2008, Mr. Stang was President and Chief Executive Officer and a member of the board of directors of Reliant Technologies, a privately held developer of medical technologies for aesthetic applications. Previously, he was Chairman, President and Chief Executive Officer of Lexar Media, Inc., a publicly traded solid-state memory products company, now a subsidiary of Micron Technology. He occasionally serves on the boards of private companies. Mr. Stang holds an A.B. in Economics from Stanford University and an M.B.A. from the Harvard Business School.

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

Jenny C. Yeh has served on our Board of Directors since January 2021, and has served as our Chief Legal Officer since December 2024, including as Senior Vice President since February 2024. She previously served as our General Counsel from December 2018 to December 2024 and as Vice President from December 2018 to February 2024. She oversees all of the Company's legal and regulatory affairs. With over 25 years of experience in general corporate law, transactions, and litigation, Ms. Yeh's career includes Senior Vice President & General Counsel at Sphere 3D Corp. from October 2015 to November 2017, and as a senior legal advisory team member at General Electric from September 2011 to March 2015. Prior to General Electric, she was a partner at Baker & McKenzie from 2007 to 2011, specializing in complex cross-border M&A transactions and general corporate matters. Earlier in her career, Ms. Yeh worked at Wilson Sonsini Goodrich & Rosati, representing technology and emerging growth companies on securities law matters, corporate governance, venture financings, securities offerings, public reporting, M&A, and initial public offerings. Ms. Yeh holds a B.A. from the University of California, Berkeley, and a J.D. from Georgetown University Law Center.

Our Board of Directors believes Ms. Yeh is highly qualified to serve as a director due to her deep understanding of the Company’s operations and extensive expertise in navigating complex legal issues. Additionally, her strategic and business acumen brings valuable multi-dimensional thinking to the Board of Directors.

Executive Officers

The names, ages and positions of our executive officers as of April 3, 2026 are as follows:

Name	Age	Position
Eric B. Stang	66	President and Chief Executive Officer
Shig Hamamatsu	53	Senior Vice President and Chief Financial Officer
Jenny C. Yeh	52	Senior Vice President and Chief Legal Officer
Namrata Sabharwal	55	Chief Accounting Officer

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

Ooma | FY2026 Form 10-K | 93

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, certain officers and ten percent stockholders to file reports of ownership and changes in ownership with the SEC. Each of the following forms were filed late due to clerical error: Mr. Stang’s Form 4 to report the forfeiture of 9,193 shares to the Company in connection with the payment of the withholding tax liability upon vesting of restricted stock units; Mr. Hamamatsu’s Form 4 to report the forfeiture of 2,355 shares to the Company in connection with the payment of the withholding tax liability upon vesting of restricted stock units; Ms. Sabharwal’s Form 4 to report the forfeiture of 476 shares to the Company in connection with the payment of the withholding tax liability upon vesting of restricted stock units; Ms. Yeh’s Form 4 to report the forfeiture of 1,802 shares to the Company in connection with the payment of the withholding tax liability upon vesting of restricted stock units; Ms. Butenhoff's Form 4 to report the sale of 10,912 shares; and Mr. Mann's Form 4 to report the grant of 11,556 restricted stock units. Based upon a review of filings with the SEC and/or written representations that no other reports were required, we believe that all other reports for the Company’s officers and directors that were required to be filed under Section 16 of the Exchange Act were timely filed for fiscal 2026.

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

The other information required by this item will be included under the captions “Directors, Executive Officers and Corporate Governance” and “Communication With Our Board of Directors” in the 2026 Proxy Statement and is incorporated herein by reference.

Ooma | FY2026 Form 10-K | 94

ITEM 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and under the subheadings “Compensation Committee Interlocks and Insider Participation” and "Outside Director Compensation” under the caption “Directors, Executive Officers and Corporate Governance” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Party Transactions” and “Directors, Executive Officers and Corporate Governance—Director Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services

The information required by this item will be included under the caption “Proposal Two: Ratification of Selection of Independent Registered Public Accountants” in the 2026 Proxy Statement and is incorporated herein by reference.

Ooma | FY2026 Form 10-K | 95

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

ITEM 16. Form 10-K Summary

None.

Ooma | FY2026 Form 10-K | 96

EXHIBITS

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

3.1	Sixteenth Amended and Restated Certification of Incorporation	10-Q	3.1	9/16/2024

3.2	Amended and Restated Bylaws	10-Q	3.1	12/8/2023

4.1	Form of common stock certificate	S-1/A	4.1	7/6/2015

4.2	Form of Indenture	S-3	4.2	12/09/2022

4.3	Description of Securities	10-K	4.5	4/14/2020

10.1+	Ooma, Inc. 2015 Equity Incentive Plan, as amended and restated on June 5, 2025.	8-K	10.1	6/10/2025

10.2+	Forms of agreement under the 2015 Equity Incentive Plan	Filed herewith.

10.3+	Ooma, Inc. 2015 Employee Stock Purchase Plan, as amended and restated on June 5, 2025.	10-Q	10.2	9/5/2025

10.4+	Form of agreement under the 2015 Employee Stock Purchase Plan	Filed herewith.

10.5+	Executive Incentive Bonus Plan	S-1	10.4	6/15/2015

10.6+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	10.8	6/15/2015

10.7+	Amended Form of Executive Change in Control and Severance Agreement	10-Q	10.18	12/08/2021

10.8+	Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated June 9, 2015	S-1	10.5	6/15/2015

10.9+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Eric Stang, dated September 20, 2021	10-Q	10.16	12/08/2021

10.10+	Letter Agreement by and between the Company and Shig Hamamatsu, dated July 3, 2021	10-Q	10.14	12/08/2021

10.11+	Executive Change in Control and Severance Agreement by and between the Company and Shig Hamamatsu, dated September 7, 2021	10-Q	10.15	12/08/2021

10.12+	Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated January 26, 2019	Filed herewith.

10.13+	Amendment No. 1 to the Executive Change in Control and Severance Agreement by and between the Company and Jenny Yeh, dated September 20, 2021	10-Q	10.17	12/08/2021

10.14+	Retention Bonus Agreement by and between the Company and Jenny Yeh dated March 1, 2026	Filed herewith.

10.15+	Amended and Restated Executive Change in Control Agreement by and between the Company and Namrata Sabharwal, dated March 23, 2026	Filed herewith.

10.16*	Sublease Agreement dated as of August 6, 2019 by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.1	12/06/2019

10.17*	First Amendment to the Sublease Agreement by and among the Company and Alibaba Group (U.S.) Inc.	10-Q	10.13	06/09/2021

Ooma | FY2026 Form 10-K | 97

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit Number	Date Filed

10.18#	Credit Agreement by and among the Company and Citizens Bank, N.A., dated as of October 20, 2023	10-Q	10.1	12/08/2023

10.19	First Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A., dated as of June 10, 2024	10-Q	10.1	9/6/2024

10.20	Second Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A., dated as of December 10, 2024	10-K	10.24	4/1/2025

10.21	Third Amendment to Credit Agreement by and between the Company and Citizens Bank, N.A., dated as of August 26, 2025	10-Q	10.3	9/5/2025

10.22#	Fourth Amendment to Credit Agreement by and among the Company, FluentStream Technologies, LLC, and Citizens Bank, N.A., dated as of December 1, 2025	10-Q	10.2	12/9/2025

10.23#	Stock Purchase Agreement, by and between the Company and FluentStream Holdings, LP, dated as of October 31, 2025.	10-Q	10.1	12/9/2025

10.24*#	Agreement and Plan of Merger, by and among the Company, Cayman Acquisition Sub, Inc., Phone.Com, Inc., and Michael Mann, as the Securityholder Representative, dated as of November 23, 2025	Filed herewith.

19.1	Ooma, Inc. Insider Trading Policy, adopted May 20, 2015	10-K	19.1	4/2/2024

21.1	List of subsidiaries of the Registrant	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by President and Chief Executive Officer	Filed herewith.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)‑14(a)/15d-14(a), by Chief Financial Officer	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer	Furnished herewith.

97.1	Ooma, Inc. Compensation Recovery Policy, adopted September 8, 2023	10-K	97.1	4/2/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101	Filed herewith.

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

Ooma | FY2026 Form 10-K | 98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 3, 2026	Ooma, Inc.

	By:	/s/ Eric B. Stang
Eric B. Stang
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric B. Stang Eric B. Stang	President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 3, 2026

/s/ Shig Hamamatsu Shig Hamamatsu	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 3, 2026

/s/ Namrata Sabharwal Namrata Sabharwal	Chief Accounting Officer (Principal Accounting Officer)	April 3, 2026

/s/ Susan Butenhoff Susan Butenhoff	Director	April 3, 2026

/s/ Andrew Galligan Andrew Galligan	Director	April 3, 2026

/s/ Peter J. Goettner Peter J. Goettner	Director	April 3, 2026

/s/ Judi A. Hand Judi A. Hand	Director	April 3, 2026

/s/ Russell Mann Russell Mann	Director	April 3, 2026

/s/ William D. Pearce William D. Pearce	Lead Director	April 3, 2026
/s/ Jenny Yeh Jenny Yeh	Senior Vice President, Chief Legal Officer and Director	April 3, 2026

Ooma | FY2026 Form 10-K | 99