Form 10-Q
period 2026-04-30
OOMA INC
filed 2026-06-05
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 29, 2026, there were 27.5 million shares of the registrant’s common stock outstanding.

Ooma | FY2027 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	April 30, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$17,162	$20,144
Accounts receivable, net	12,343	11,833
Inventories	18,000	16,172
Other current assets	19,869	18,590
Total current assets	67,374	66,739
Property and equipment, net	14,165	13,330
Operating lease right-of-use assets	13,904	14,198
Intangible assets, net	59,316	62,478
Goodwill	50,427	49,827
Other assets	21,673	20,965
Total assets	$226,859	$227,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,348	$8,275
Accrued expenses and other current liabilities	35,592	39,292
Current portion of debt, net	4,623	6,373
Deferred revenue	17,095	17,787
Total current liabilities	71,658	71,727
Long-term operating lease liabilities	10,630	10,988
Debt, net of current portion	48,295	51,514
Other liabilities	392	392
Total liabilities	130,975	134,621
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	227,017	226,631
Accumulated deficit	(131,138)	(133,720)
Total stockholders’ equity	95,884	92,916
Total liabilities and stockholders’ equity	$226,859	$227,537

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended
	April 30, 2026	April 30, 2025
Revenue:
Subscription and services	$74,594	$60,259
Product and other	6,555	4,770
Total revenue	81,149	65,029

Cost of revenue:
Subscription and services	21,856	18,061
Product and other	8,623	6,759
Total cost of revenue	30,479	24,820
Gross profit	50,670	40,209

Operating expenses:
Sales and marketing	22,266	19,755
Research and development	15,030	12,442
General and administrative	9,866	8,069
Total operating expenses	47,162	40,266
Income (loss) from operations	3,508	(57)
Interest and other (expense) income, net	(770)	163
Income before income taxes	2,738	106
Income tax provision	(156)	(247)
Net income (loss)	$2,582	$(141)

Net income (loss) per share of common stock:
Basic	$0.09	$(0.01)
Diluted	$0.09	$(0.01)

Weighted-average shares of common stock outstanding:
Basic	27,495,292	27,445,911
Diluted	28,098,180	27,445,911

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30, 2026	April 30, 2025
Cash flows from operating activities:
Net income (loss)	$2,582	$(141)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,499	3,936
Depreciation and amortization of capital expenditures	1,177	944
Amortization of intangible assets	3,162	1,406
Amortization of operating lease right-of-use assets	869	792
Other	31	38
Changes in operating assets and liabilities:
Accounts receivable, net	(510)	(126)
Inventories and deferred inventory costs	(1,828)	(1,045)
Prepaid expenses and other assets	(2,188)	1,251
Accounts payable, accrued expenses and other liabilities	299	(2,721)
Deferred revenue	(692)	(631)
Net cash provided by operating activities	6,401	3,703

Cash flows from investing activities:
Capital expenditures	(1,471)	(1,223)
Business acquisition, working capital adjustments	357	—
Net cash used in investing activities	(1,114)	(1,223)
Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,356)	(1,448)
Payments for repurchases of common stock	(3,254)	(2,203)
Proceeds from issuance of common stock	1,341	2,288
Repayments of debt	(5,000)	—
Net cash used in financing activities	(8,269)	(1,363)
Net (decrease) increase in cash and cash equivalents	(2,982)	1,117
Cash and cash equivalents, at beginning of period	20,144	17,871
Cash and cash equivalents, at end of period	$17,162	$18,988

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock		Accumulated	Stockholders'
Fiscal 2027	and APIC (1)	AOCL (2)	Deficit	Equity
BALANCE - February 1, 2026	$226,636	$—	$(133,720)	$92,916
Issuance of common stock under equity-based plans	1,497	—	—	1,497
Shares repurchased for tax withholdings on RSU vesting	(1,356)	—	—	(1,356)
Repurchases of common stock	(3,254)	—	—	(3,254)
Stock-based compensation	3,499	—	—	3,499
Net income	—	—	2,582	2,582
BALANCE - April 30, 2026	$227,022	$—	$(131,138)	$95,884

	Common stock		Accumulated	Stockholders'
Fiscal 2026	and APIC	AOCL	Deficit	Equity
BALANCE - February 1, 2025	$225,457	$—	$(140,179)	$85,278
Issuance of common stock under equity-based plans	2,288	—	—	2,288
Shares repurchased for tax withholdings on RSU vesting	(1,448)	—	—	(1,448)
Repurchases of common stock	(2,203)	—	—	(2,203)
Stock-based compensation	3,936	—	—	3,936
Net loss	—	—	(141)	(141)
BALANCE - April 30, 2025	$228,030	$—	$(140,320)	$87,710

(1) Additional paid-in capital

(2) Accumulated other comprehensive loss

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 6

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

Fiscal Year. The Company’s fiscal year ends on January 31. References to fiscal 2027 and fiscal 2026 refer to the fiscal years ended January 31, 2027 and January 31, 2026, respectively.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 31, 2026 included herein was derived from the audited financial statements as of that date, but does not include all the disclosures required by GAAP. Therefore, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026 filed with the SEC on April 3, 2026 (“Annual Report”).

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2027.

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

Ooma | FY2027 Form 10-Q | 7

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

Recently Adopted Accounting Pronouncements. In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to calculating current expected credit losses for current accounts receivable and contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This update is effective for annual reporting periods beginning after December 15, 2025 and for interim periods within those annual periods, and is applied prospectively. The Company adopted ASU 2025-05 effective February 1, 2026 and applied the guidance prospectively. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Ooma | FY2027 Form 10-Q | 8

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

Product and Other Revenue is generated primarily from the sale of on-premise devices and end-point devices, including Ooma AirDial, and from installation services, equipment rentals, and professional services. To a lesser extent, revenue is also generated from porting fees that enable customers to transfer their existing phone numbers. The Company recognizes revenue from product sales to direct end-customers and channel partners at the point-in-time that control is transferred. Revenue from installation services and professional services is recognized as the services are performed, while rental revenue is recognized ratably over the rental period.

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Subscription and services revenue	$74,594	$60,259
Product and other revenue	6,555	4,770
Total revenue	$81,149	$65,029

The Company derived approximately 70% and 62% of its total revenue from Ooma Business, and approximately 28% and 35% from Ooma Residential, for the three months ended April 30, 2026 and 2025, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	April 30, 2026	January 31, 2026
Customer A	13%	10%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	April 30, 2026	January 31, 2026
Subscription and services	$17,032	$17,667
Product and other	80	137
Total deferred revenue	$17,112	17,804
Less: current deferred revenue	17,095	17,787
Non-current deferred revenue included in other long-term liabilities	$17	$17

During the three months ended April 30, 2026, the Company recognized revenue of approximately $11.9 million pertaining to amounts deferred as of January 31, 2026. As of April 30, 2026, deferred revenue was primarily composed of subscription contracts invoiced during the first quarter of fiscal 2027, as well as amounts recorded during fiscal 2026 for annual contracts.

Remaining Performance Obligations. As of April 30, 2026, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $68.3 million. The Company expects to recognize revenue on approximately 45% of this amount over the next 12 months, with the balance to be recognized thereafter.

Ooma | FY2027 Form 10-Q | 9

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

The Company had $17.2 million and $20.1 million in cash and cash equivalents as of April 30, 2026 and January 31, 2026, respectively.

Non-Marketable Equity Investments. As of April 30, 2026, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2027 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	April 30, 2026	January 31, 2026
Finished goods	$11,735	$11,827
Raw materials	6,265	4,345
Total inventory	$18,000	$16,172

Other current and non-current assets

	As of
	April 30, 2026	January 31, 2026
Deferred sales commissions, current	$10,120	$9,685
Prepaid expenses and other	5,917	5,307
Other current assets	3,832	3,598
Total other current assets	$19,869	$18,590

Deferred sales commissions, non-current	$15,937	$15,244
Other assets	5,736	5,721
Total other non-current assets	$21,673	$20,965

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.8 million and $2.6 million for the three months ended April 30, 2026 and 2025, respectively.

Global Telecom Corporation. In December 2018, the Company invested $1.3 million in cash in GTC in exchange for a convertible promissory note that will convert to shares of GTC stock upon the occurrence of certain future events. On March 8, 2024, GTC completed an equity financing that triggered conversion of the note; the carrying value of $2.3 million (including accrued interest) converted into 8.2 million shares of GTC preferred stock, at which point GTC ceased to be a variable interest entity. As of April 30, 2026, the Company had no prepaid inventory deposit and no non-cancelable inventory purchase commitments to GTC. The Company recorded the fair value of GTC preferred stock of $3.3 million as of both April 30, 2026 and January 31, 2026 to other assets in the condensed consolidated balance sheets.

Accrued expenses and other current liabilities

	As of
	April 30, 2026	January 31, 2026
Payroll and related expenses	$12,717	$18,442
Regulatory fees and taxes	9,635	8,871
Short-term operating lease liabilities	4,353	4,284
Customer-related liabilities	2,225	1,797
Other	6,662	5,898
Total accrued expenses and other current liabilities	$35,592	$39,292

Ooma | FY2027 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of April 30, 2026			As of January 31, 2026
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$24,918	$(9,209)	$15,709	$24,918	$(8,338)	$16,580
Customer relationships	5-7	56,045	(15,830)	40,215	56,045	(13,719)	42,326
Trade names	2-7	4,785	(1,393)	3,392	4,785	(1,213)	3,572
Total intangible assets		$85,748	$(26,432)	$59,316	$85,748	$(23,270)	$62,478

Amortization expense was $3.2 million and $1.4 million for the three months ended April 30, 2026 and 2025, respectively.

At April 30, 2026, the estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Years Ending January 31,	Total
2027 remainder	$8,932
2028	10,975
2029	10,056
2030	9,654
2031	8,748
Thereafter	10,951
Total	$59,316

Ooma | FY2027 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	April 30, 2026	January 31, 2026
Assets
Operating lease right-of-use assets	$13,904	$14,198
Total leased assets	$13,904	$14,198
Liabilities
Short-term operating lease liabilities	$4,353	$4,284
Long-term operating lease liabilities	10,630	10,988
Total lease liabilities	$14,983	$15,272

Weighted-average remaining lease term	4.3 years	4.5 years
Weighted-average discount rate	6.4%	6.4%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $1.9 million and $1.7 million for the three months ended April 30, 2026 and 2025, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Cash payments for operating leases	$1,104	$934
Right-of-use assets recognized in exchange for new operating lease obligations	$575	$343

As of April 30, 2026, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	April 30, 2026
2027	$3,345
2028	4,549
2029	4,107
2030	1,582
2031	1,196
Thereafter	2,209
Total future minimum lease payments	16,988
Less: imputed interest	(2,005)
Present value of lease liabilities	$14,983

Ooma | FY2027 Form 10-Q | 13

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7: Stockholders’ Equity

The Company has a stock-based compensation plan, the Amended and Restated 2015 Equity Incentive Plan (the “EIP”), pursuant to which it has granted incentive and nonstatutory stock options and restricted stock units. Additionally, the Company's Amended and Restated 2015 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees to purchase shares of common stock at a discounted price through payroll deductions.

Stock Options. Stock option activity for the three months ended April 30, 2026 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2026	568	$13.44	$263
Granted	41	$11.64
Exercised	(14)	$11.82
Canceled	—	$—
Balance as of April 30, 2026	595	$13.36	$1,797
Vested and exercisable as of April 30, 2026	509	$13.60	$1,418

The aggregate intrinsic value of vested options exercised during the three months ended April 30, 2026 and 2025 was $0.1 million and $0.4 million, respectively. During the three months ended April 30, 2026, the Company granted 40,500 stock options with a $5.89 per share weighted average fair value. During the three months ended April 30, 2025, no stock options were granted.

Restricted Stock Units. RSU activity for the three months ended April 30, 2026 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2026	1,901	$12.16
Granted	1,219	$12.40
Vested	(237)	$12.89
Canceled	(28)	$12.06
Balance as of April 30, 2026	2,855	$12.20

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the Amended and Restated 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the three months ended April 30, 2026 and 2025, employees purchased 0.1 million and 0.2 million shares at a weighted-average price of $10.82 per share and $7.46 per share, respectively.

Stock Repurchase Plan. In June 2024, our board of directors authorized a common stock repurchase plan. As of April 30, 2026, our board of directors had authorized an aggregate repurchase of up to $24.0 million of common stock under this plan with no termination date. The Company repurchased in the open market 0.2 million shares and 0.2 million shares of common stock for an aggregate amount of $3.3 million and $2.2 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, the remaining authorized amount for repurchases under this plan was approximately $4.7 million.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Ooma | FY2027 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025

Cost of revenue	$209	$231
Sales and marketing	392	703
Research and development	926	1,120
General and administrative	1,972	1,882
Total stock-based compensation expense	$3,499	$3,936

As of April 30, 2026, there was $32.7 million of unrecognized compensation expense related to unvested RSUs, stock options and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 3.0 years.

Ooma | FY2027 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.2 million during the three months ended April 30, 2026 and 2025, respectively. The income tax provision recorded in the first quarter of fiscal 2027 was primarily attributable to state income taxes that occurred during the quarter. As of April 30, 2026, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of April 30, 2026, the Company had unrecognized tax benefits of approximately $11.5 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. There were no interest expense or penalties related to unrecognized tax benefits recorded through April 30, 2026.

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

Ooma | FY2027 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Basic and Diluted Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2026	April 30, 2025
Numerator
Net income (loss)	$2,582	$(141)
Denominator
Basic weighted average common shares	27,495,292	27,445,911
Potentially dilutive shares from equity plans	602,888	—
Diluted weighted-average common shares	28,098,180	27,445,911
Basic net income (loss) per share	$0.09	$(0.01)
Diluted net income (loss) per share	$0.09	$(0.01)

Potentially dilutive securities of approximately 0.8 million for the three months ended April 30, 2025 were excluded from the computation of diluted net loss per share as their inclusion would have been anti-dilutive. These shares included the Company’s outstanding RSUs, outstanding stock options and stock purchase rights under the ESPP at the end of the respective period.

Ooma | FY2027 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of April 30, 2026 and January 31, 2026, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $14.9 million and $15.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $8.0 million between March 2026 and February 2029, of which $7.5 million was outstanding as of April 30, 2026.

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

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of April 30, 2026, the Company had immaterial liabilities recorded for loss contingencies in its consolidated financial statements.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues. In January 2025, the Federal Court of Canada ruled in favor of the Company by denying class action certification and compelling individual arbitration in California and on May 19, 2026, the Federal Court of Appeal of Canada upheld the Federal Court of Canada’s ruling in favor of the Company. Plaintiff’s counsel had filed a related complaint in California seeking a declaratory judgment that the arbitration agreement in the Company’s terms of services is invalid and unenforceable and such complaint was stayed on June 5, 2025 pending the resolution of the Canadian appeal (the “Stay”). Plaintiff’s counsel may appeal the Federal Court of Appeal of Canada’s ruling and/or file a motion to lift the Stay in California court. The Company intends to continue to defend itself vigorously against these complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from these matters is not estimable.

Bachhuber Litigation

On September 3, 2025, plaintiff Kevin Bachhuber filed a putative class action complaint against the Company in the U.S. District Court for the Northern District of California, alleging violations of the Telephone Consumer Protection Act of 1991 or (“TCPA"). On February 6, 2026, the Company and plaintiff settled the complaint for an immaterial amount, and the complaint was voluntarily dismissed with prejudice on February 12, 2026.

Ooma | FY2027 Form 10-Q | 18

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

Ooma | FY2027 Form 10-Q | 19

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 12: Financing Arrangements

Revolving Credit Facility

The Company maintains a credit agreement with Citizens Bank, N.A., as amended through December 2025 (the "Credit Agreement"). The Credit Agreement has a five-year term and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million.

In December 2025, the Company borrowed $65.0 million under the Credit Agreement as a term loan maturing on December 1, 2030 and used the proceeds to finance the Company’s acquisitions of FluentStream and Phone.com (see Note 13: Business Acquisitions). During the three months ended April 30, 2026, the Company prepaid $5.0 million of its term loan borrowings, reducing the outstanding term loan balance to $53.5 million as of April 30, 2026.

Borrowings under the Credit Agreement would bear interest, at the Company’s option for revolving loans, at either (i) the Alternate Base Rate plus the Applicable Margin (as defined in the Credit Agreement), or (ii) Term Secured Overnight Financing Rate ("SOFR") plus the Applicable Margin (as defined in the Credit Agreement). The applicable margin under the Credit Agreement is 1.25% for Alternate Base Rate loans and 2.00% for SOFR loans under the Revolving Facility, and 2.50% for Term Loans. The Alternate Base Rate is the highest of (a) the Agent’s prime rate, (b) the federal funds effective rate plus 0.50% per annum, and (c) the Daily SOFR rate plus 1.00% per annum, with a minimum floor of zero. “Term SOFR” is a forward-looking rate published by CME Group Benchmark Administration Limited plus a 0.10% adjustment, subject to a floor of zero. Upon the occurrence of an event of default, the interest rate on outstanding borrowings increases by 5.00% per annum. The Company is required to pay a commitment fee on the unused portion of the secured revolving credit facility of 0.35% per annum.

The Credit Agreement includes customary covenants, including financial covenants requiring the Company to maintain specified leverage and fixed-charge coverage ratios, as well as minimum liquidity levels. The Credit Agreement also contains customary events of default.

In connection with the Credit Agreement, the Company incurred debt issuance costs and lender fees associated with the Credit Agreement of $0.6 million which was recorded as a debt discount. The debt discount is amortized in interest expense using the straight-line method over the amended term of the Credit Agreement.

As of April 30, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $52.9 million, at the effective interest rate of 6.3%. Accordingly, $10.0 million of borrowing capacity is available for the purposes permitted by the Credit Agreement. As of April 30, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

The contractual future principal payments for all borrowings as of April 30, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Future minimum payments
2027 remainder	$1,500
2028	13,000
2029	13,000
2030	13,000
2031	13,000
Total principal	$53,500

Ooma | FY2027 Form 10-Q | 20

Note 13: Business Acquisition

FluentStream Corp.

On December 1, 2025, the Company acquired all outstanding stock of FluentStream, a provider of cloud communications/ unified-communications-as-a-service (“UCaaS”) solutions for small and medium-sized organizations, for total gross cash consideration of approximately $50.5 million, subject to cash acquired and customary working capital adjustments. The Company’s payment of the purchase price was not subject to any contingency requirements.

During first fiscal quarter of fiscal 2027, the Company received $0.4 million from the seller which is recorded in investing activities in the Company’s condensed consolidated statements of cash flows.

The following table summarizes the final purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$7,386
Accounts receivable	389
Prepaids and other current assets	61
Intangible assets	28,000
Goodwill	18,630
Accounts payable and other liabilities	(1,817)
Regulatory fees and taxes	(2,133)
Total purchase consideration	$50,516

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$24,200	7
Developed technology	2,400	5
Trade name	1,400	5
Identifiable intangible assets	$28,000

Customer relationships represent the estimated fair values of the underlying relationships with FluentStream’s customer base.

Phone.Com, Inc.

On December 29, 2025, the Company acquired all outstanding stock of Phone.com, a provider of UCaaS solutions for small and medium-sized organizations, for total gross cash consideration of approximately $22.7 million, subject to cash acquired and customary working capital adjustments. The Company’s payment of the purchase price was not subject to any contingency requirements. The Company is required to withhold $1.0 million of the purchase price to fund holdback amounts for the purposes of providing security for any indemnification and other obligations and any purchase price adjustment in accordance with the acquisition agreement. The holdback amounts are not held in escrow, and as of January 31, 2026, $0.6 million were recorded as accrued expenses and other current liabilities and $0.4 million were recorded as other liabilities in the condensed consolidated balance sheets.

The following table summarizes the final purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$1,177
Accounts receivable	827
Other current and non-current assets	364
Intangible assets	18,900
Goodwill	8,729
Accounts payable and other liabilities	(3,429)
Deferred revenue	(1,351)
Deferred tax liability	(2,547)
Total purchase consideration	$22,670

Ooma | FY2023 Form 10-Q | 21

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Customer relationships	$15,300	7
Developed technology	1,900	5
Trade name	1,700	7
Identifiable intangible assets	$18,900

Customer relationships represent the estimated fair values of the underlying relationships with Phone.com’s customer base.

Note 14: Segment Information

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

	Three Months Ended April 30,
	2026	2025
Revenue from external customers	$81,149	$65,029
Less:
Cost of revenue (1)	29,118	23,868
Sales and marketing (1)	19,737	18,321
Research and development (1)	14,009	11,268
General and administrative (1)	7,620	5,848
Other segment expenses	7,157	5,781
Interest and other expense (income), net	770	(163)
Income tax provision	156	247
Consolidated net income (loss)	$2,582	$(141)

(1) Amounts exclude other segment expenses as follows:

	Three Months Ended April 30,
	2026	2025
Amortization of intangible assets	$3,162	$1,406
Stock-based compensation and related taxes	3,618	4,068
Restructuring costs	377	—
Litigation costs	—	307
Total other segment expenses	$7,157	$5,781

Ooma | FY2027 Form 10-Q | 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2026 filed with the SEC on April 3, 2026. In addition to historical financial information, the following discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other legal authority. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, objectives, plans and current expectations. The words “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” and variations of such words and similar expressions are intended to identify such forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results, events or circumstances to differ materially from those expressed or implied in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Item 2. MD&A, as well as the section titled “Risk Factors” included under Part II, Item 1A below. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

We generate revenues primarily from the sale of subscriptions and other services for our business and residential communications solutions. We generate our product and other revenue from the sale of on-premise devices and end-point devices, including Ooma AirDial, and from installation services, equipment rentals, and professional services. We primarily offer our solutions in the United States and Canada, with limited offerings in certain other countries.

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, FluentStream, Phone.com, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, as well as Ooma Telo LTE services.

First Quarter Fiscal 2026 Financial Performance

•
Total revenue was $81.1 million, up 25% year-over-year, primarily driven by the growth of Ooma Business and contributions of FluentStream and Phone.com. In December 2025, we completed the acquisitions of FluentStream and Phone.com, which contributed $11.2 million in revenue in the aggregate for the first quarter of fiscal 2027.
•
Subscription and services revenue from Ooma Business grew 38% year-over-year, primarily driven by user growth and subscription and the contributions of FluentStream and Phone.com.
•
Total gross margin was 62%, consistent with the prior year quarter.
•
GAAP net income was $2.6 million, compared to net loss of $0.1 million in the prior year quarter reflecting continued improvement in our operations.
•
Adjusted EBITDA was $11.8 million, compared to $6.7 million in the prior year quarter.
•
As of April 30, 2026, we had total cash and cash equivalents of $17.2 million, compared to $20.1 million as of January 31, 2026, decrease primarily driven by prepayments of term loan borrowings.
•
As of April 30, 2026, we had $52.9 million outstanding debt, net of unamortized issuance costs. We had no outstanding debt as of April 30, 2025.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented below under Adjusted EBITDA and Non-GAAP Financial Measures.

Ooma | FY2027 Form 10-Q | 23

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	April 30, 2026	April 30, 2025
Core users	1,420	1,225
Annualized exit recurring revenue (AERR)	$294,555	$234,027
Net dollar subscription retention rate	99%	99%
Adjusted EBITDA	$11,842	$6,668

Core Users increased year-over-year, which was primarily driven by growth in Ooma Business users, including the addition of 165,000 core users associated with our FluentStream and Phone.com offerings. As of April 30, 2026, Ooma Business users comprised approximately 49% of our total core users, up from 41% as of April 30, 2025. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

Annualized Exit Recurring Revenue ("AERR") grew year-over-year due to an increase in the average revenue per core user, which was largely driven by an increasing mix of Business users. We believe that AERR is an indicator of recurring subscription and services revenue for near-term future periods. We estimate our AERR by dividing our recurring quarterly subscription revenue from our Core Users by the average number of core users each quarter and annualize by multiplying by four. We then multiply that result by the number of core users at the end of the period to calculate AERR. AERR includes the annual recurring revenue from 2600Hz. Since the fourth quarter of fiscal 2026, AERR includes annual recurring revenue generated from our FluentStream and Phone.com offerings.

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

Ooma | FY2027 Form 10-Q | 24

Adjusted EBITDA

In addition, we use Adjusted EBITDA (Earnings Before Interest Tax and Depreciation and Amortization) to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with those of competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation and amortization of capital expenditures, amortization of intangible assets, stock-based compensation and related taxes, restructuring costs and litigation costs.

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

The following table provides a reconciliation of GAAP net income (loss) to Adjusted EBITDA, for each of the periods indicated below (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
GAAP net income (loss)	$2,582	$(141)
Reconciling items:
Interest and other expense (income), net	770	(163)
Income tax provision	156	247
Depreciation and amortization of capital expenditures	1,177	944
Amortization of intangible assets	3,162	1,406
Stock-based compensation and related taxes	3,618	4,068
Restructuring costs	377	—
Litigation costs	—	307
Adjusted EBITDA	$11,842	$6,668

Components of Results of Operations

Revenue

Subscription and services revenue is derived primarily from recurring subscription fees related to service plans such as Ooma Business, Ooma Residential and other communications services, and to a lesser extent from payments associated with our Talkatone mobile application and prepaid international calls. We expect our subscription and services revenue to grow as we expand our user base, driven primarily by growth in Ooma Business. We expect revenues from Ooma Business will continue to account for most of our revenue for foreseeable future.

Product and other revenue consists primarily of sales sale of our on-premise devices and end-point devices, including Ooma AirDial, and from installation services, equipment rentals, and professional services.

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

Ooma | FY2027 Form 10-Q | 25

Cost of product and other revenue includes the costs associated with the manufacturing of our on-premise devices and end-point devices, including Ooma AirDial, as well as personnel costs for employees and contractors, costs related to porting our customers’ phone numbers to our service, shipping and handling costs, tariffs imposed on imported product and allocated overhead costs.

Subscription and services gross margin may fluctuate from period-to-period based on the interplay of a number of factors, including revenue mix and fluctuations in the costs described above. We expect our subscription and services gross margin to increase over the long term, primarily as we achieve scale efficiencies and as Ooma Business revenue becomes a larger majority of total subscription revenue and as and to the extent we realize anticipated synergies from our recent acquisitions.

Product and other gross margin may fluctuate from period-to-period based on a number of factors, including total units shipped as compared to the direct costs of production and relatively fixed personnel costs incurred. We sell our on-premise devices at aggressive price points to facilitate the adoption of our platforms and services. Additionally, some product costs have become subject to significantly higher pricing due to supply chain constraints in the global macroeconomic environment and increasing tariffs, as well as certain components becoming subject to end-of-life, and we may not be able to fully offset such higher costs through price increases. We are also experiencing higher AirDial installation costs due to ramp up efforts in recent periods to address growth in customer demand. Accordingly, we expect that our product and other gross margin will continue to be negatively impacted by these higher component costs and AirDial installation costs, and our product and other gross margin will continue to be negative for the foreseeable future.

Our subscription and services gross margin is significantly higher than product and other gross margin. As a result, any significant change in revenue mix will cause our total gross margin to change. For example, in periods where we sell significantly more on-premise devices or other products, we would expect our total gross margin to be impacted.

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recorded a benefit for any potential refund and will not until such amounts are realizable. We will continue to monitor these developments and their potential impact on our results of operations.

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

Ooma | FY2027 Form 10-Q | 26

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Revenue:
Subscription and services	$74,594	$60,259
Product and other	6,555	4,770
Total revenue	81,149	65,029

Cost of revenue:
Subscription and services	21,856	18,061
Product and other	8,623	6,759
Total cost of revenue	30,479	24,820
Gross profit	50,670	40,209

Operating expenses:
Sales and marketing	22,266	19,755
Research and development	15,030	12,442
General and administrative	9,866	8,069
Total operating expenses	47,162	40,266
Income (loss) from operations	3,508	(57)
Interest and other (expense) income, net	(770)	163
Income before income taxes	2,738	106
Income tax provision	(156)	(247)
Net income (loss)	$2,582	$(141)

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Cost of revenue	$223	$244
Sales and marketing	419	736
Research and development	967	1,174
General and administrative	2,009	1,914
Total stock-based compensation and related taxes	$3,618	$4,068

Comparison of the three months ended April 30, 2026 and 2025 (dollars in tables are in thousands):

Revenue

	Three Months Ended
	April 30, 2026	April 30, 2025	Change
Revenue:
Subscription and services	$74,594	$60,259	$14,335	24%
Product and other	6,555	4,770	1,785	37%
Total revenue	$81,149	$65,029	$16,120	25%
Percentage of revenue:
Subscription and services	92%	93%
Product and other	8%	7%
Total	100%	100%

Ooma | FY2027 Form 10-Q | 27

Three months ended April 30, 2026 Compared to Three months ended April 30, 2025

We derived approximately 70% and 62% of our total revenue from Ooma Business and approximately 28% and 35% from Ooma Residential for the three months ended April 30, 2026 and 2025, respectively.

Subscription and services revenue increased $14.3 million or 24% year-over-year, primarily attributable to the contribution of FluentStream and Phone.com offerings, continued growth in AirDial lines, and organic growth, including increased sales of Ooma Office services, which resulted in an increase in our average revenue per core user.

Product and other revenue increased $1.8 million or 37% year-over-year, primarily attributable to an increase in AirDial shipments.

Cost of revenue and gross margin

	Three Months Ended
	April 30, 2026	April 30, 2025	Change
Cost of revenue:
Subscription and services	$21,856	$18,061	$3,795	21%
Product and other	8,623	6,759	1,864	28%
Total cost of revenue	$30,479	$24,820	$5,659	23%
Gross profit:
Subscription and services	$52,738	$42,198	10,540	25%
Product and other	(2,068)	(1,989)	(79)	4%
Total	$50,670	40,209	10,461	26%
Gross margin:
Subscription and services	71%	70%
Product and other	(32)%	(42)%
Total	62%	62%

Three months ended April 30, 2026 Compared to Three months ended April 30, 2025

Subscription and services gross margin of 71% increased year-over-year from 70%. Cost of subscription and services revenue increased $3.8 million or 21% year-over-year, primarily due to a $2.1 million increase in personnel-related costs, a $0.8 million increase in infrastructure costs, a $0.3 million increase in banking fees, and a $0.3 million increase in intangible amortization, partially offset by a $0.2 million decrease in regulatory fees. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business and the additional costs resulting from sales of FluentStream and Phone.com offerings.

Product and other revenue gross margin improved to negative 32% from negative 42% in the prior year period. The improvement in product margin was primarily due to a more favorable sales mix toward higher margin products such as AirDial.

Operating expenses

	Three Months Ended
	April 30, 2026	April 30, 2025	Change
Sales and marketing	$22,266	$19,755	$2,511	13%
Research and development	15,030	12,442	2,588	21%
General and administrative	9,866	8,069	1,797	22%
Total operating expenses	$47,162	$40,266	$6,896	17%

Three months ended April 30, 2026 Compared to Three months ended April 30, 2025

Sales and marketing expenses increased $2.5 million or 13% year-over-year, primarily due to a $1.1 million increase in commissions due to growth in AirDial lines and sales of FluentStream and Phone.com offerings, a $1.4 million increase in amortization of intangible assets attributable to recent acquisitions, and a $0.4 million increase in personnel-related costs, partially offset by a $0.8 million decrease in advertising and marketing expense.

Research and development expenses increased $2.6 million or 21% year-over-year, primarily due to a $2.2 million increase in personnel and contractor-related costs, a $0.3 million increase in license fees, and a $0.1 million increase in restructuring costs.

Ooma | FY2027 Form 10-Q | 28

General and administrative expenses increased $1.8 million or 22% year-over-year, primarily due to a $1.3 million increase in personnel-related costs related to increased headcount from recent acquisitions and a $0.2 million increase in restructuring costs.

Ooma | FY2027 Form 10-Q | 29

Liquidity and Capital Resources

As of April 30, 2026, we had $17.2 million of total cash and cash equivalents and borrowing capacity of $10.0 million under our Credit Agreement, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the repayment of outstanding indebtedness, and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. We may seek to raise additional funds at any time through equity or debt financings. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Net cash provided by operating activities	$6,401	$3,703
Net cash used in investing activities	(1,114)	(1,223)
Net cash used in financing activities	(8,269)	(1,363)
Net (decrease) increase in cash and cash equivalents	$(2,982)	$1,117

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Three Months Ended
	April 30, 2026	April 30, 2025
Net income (loss)	$2,582	$(141)
Non-cash charges	8,738	7,116
Changes in operating assets and liabilities:
Increase in accounts receivable	(510)	(126)
Increase in inventories and deferred inventory costs	(1,828)	(1,045)
(Increase) decrease in prepaid expenses and other assets	(2,188)	1,251
Increase (decrease) in accounts payable, accrued expenses and other liabilities	299	(2,721)
Decrease in deferred revenue	(692)	(631)
Net cash provided by operating activities	$6,401	$3,703

For the three months ended April 30, 2026, our net income of $2.6 million included non-cash items of $8.7 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the three months ended April 30, 2026 included:

•
an increase of $0.5 million in accounts receivable due to the timing of customer cash collections;
•
an increase of $1.8 million in inventories and deferred inventory costs, driven by the timing of inventory receipts;
•
an increase of $2.2 million in prepaid expenses and other current and non-current assets, driven by the timing of payments for prepaid expenses;
•
a net increase of $0.3 million in accounts payable, accrued expenses and other liabilities due to the timing of payments; and
•
a decrease of $0.7 million in deferred revenue.

Cash provided by operating activities for the three months ended April 30, 2026 increased $2.7 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2027 Form 10-Q | 30

Investing Activities

For the three months ended April 30, 2026, cash used in investing activities was $1.1 million, which consisted primarily of capital expenditures of $1.5 million, offset by $0.4 million cash received from working capital adjustment related to the FluentStream acquisition. Cash used in investing activities decreased $0.1 million compared to the prior year period, driven by the $0.4 million working capital adjustment received, partially offset by higher capital expenditures.

Financing Activities

For the three months ended April 30, 2026, cash used in financing activities was $8.3 million, which consisted of payments of $1.4 million related to shares repurchased for tax withholdings on vesting of RSUs, and payments of $3.3 million under our stock repurchase plan, and debt prepayments of $5.0 million, partially offset by proceeds of $1.4 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $6.9 million year-over-year, which primarily reflected prepayments of term loan borrowings under our Credit Agreement (as defined below) during the three months ended April 30, 2026, which did not occur in the three months ended April 30, 2025.

Term Loan and Revolving Credit Facility

We maintain a credit agreement with Citizens Bank, N.A., as amended through December 2025 (the "Credit Agreement"). The Credit Agreement has a five-year term and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million. In December 2025, we borrowed $65.0 million as a term loan maturing on December 1, 2030. We used the proceeds of the term loan to finance the FluentStream and Phone.com acquisitions (see Note 13: Business Acquisition). As of April 30, 2026, we had a $52.9 million term loan balance, net of unamortized debt discount and issuance costs, no borrowings under the revolving credit facility under the Credit Agreement, and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2026 Annual Report in the first quarter of fiscal 2027.

Ooma | FY2027 Form 10-Q | 31

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first quarter of fiscal 2027. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our fiscal 2026 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of April 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ooma | FY2027 Form 10-Q | 32

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

Ooma | FY2027 Form 10-Q | 33

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

Ooma | FY2027 Form 10-Q | 34

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

Ooma | FY2027 Form 10-Q | 35

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

Ooma | FY2027 Form 10-Q | 36

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

Ooma | FY2027 Form 10-Q | 37

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

Ooma | FY2027 Form 10-Q | 38

Our level of indebtedness could adversely affect our financial condition.

Our ability to repay the principal amount of our borrowings and interest for our level of indebtedness is dependent on our ability to manage our business operations, generate sufficient cash flows to service such debt and the other risks discussed in this report. There can be no assurance that we will be able to manage any of these risks successfully.

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

Ooma | FY2027 Form 10-Q | 39

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

However, our future success will also depend on our ability to introduce and sell new services, as well as products, features and functionality that enhance or are beyond the voice, fax, text and connected services we currently offer, as well as to improve usability and support and increase customer satisfaction. The success of new product introductions depends on a number of factors including, but not limited to: pricing, market and customer acceptance, the ability to successfully identify and anticipate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of manufacturing and supply costs, management of risks and delays associated with product design and production ramp-up, ability to maintain the levels of service uptime and performance required by our customers, and the risk that new products or enhanced versions of existing products, may have quality issues or other defects or bugs in the early stages of introduction including testing of new components and features. New product introductions may pose new challenges for us as we enter new business lines. We rely on a large number of third-party independent contractors to install our customer premises equipment and implement integrations. These services are critical because any failure to properly install our product can lead to reduced operability and poor customer satisfaction. For example, in connection with ramping sales of Ooma AirDial, we have experienced and from time to time we continue to experience delays in customer readiness for installations and increasing utilization of third parties for installations. Moreover, the market for plain old telephone service ("POTS") line replacement is still relatively new and characterized by long sales cycles, and Ooma AirDial may not result in long-term success or significant revenue for us. Our failure to develop solutions that satisfy customer preferences in a timely and cost-effective manner may harm our ability to renew our subscriptions with existing customers and to create or increase demand for our services and products and may materially and adversely impact our results of operations.

Ooma | FY2027 Form 10-Q | 40

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

Ooma | FY2027 Form 10-Q | 41

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

We primarily contract with manufacturers in Asian countries to produce our on-premise devices and end-point devices and our results of operations has been and could be further affected by slowdowns in manufacturing due to external factors such as global conflicts and other factors.

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

Ooma | FY2027 Form 10-Q | 42

Additionally, several components used in our on-premise devices, end-point devices and new products are “single sourced” and any interruption in the suppliers of such components or other impacts related to such sole suppliers, such as an increase in tariffs on goods imported from outside the United States, could cause our business and operating results to suffer as we identify and establish alternative sources of components. For example, we have in the past experienced longer lead times in the supply of some of these components as a result of global supply chain disruptions. We are also subject to the risk of shortages (including changes in the prioritization of our orders), price increases and the risk that our suppliers may discontinue or modify components used in our products. The occurrence of other events outside our control, such as public health crises, trade disputes, changes in trade policies, natural disasters or climate change, could impact our suppliers’ facilities and component providers, many of which are located in Asia.

If tariffs or other restrictions are placed on our goods imported from other countries, or if the United States were to withdraw from or modify existing trade agreements or regulations, our revenue, gross margin, and results of operations may be materially harmed.

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or have in the past and could in the future increase the lead times of certain components and equipment that we may purchase from foreign vendors. These events have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the current U.S. administration announced tariffs on goods imported from various countries, including from China and Vietnam where we source some of our products and components, under the IEEPA. In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under IEEPA. The Supreme Court only ruled on IEEPA tariffs and did not invalidate any other tariffs, nor did the court address whether or how the U.S. government might issue refunds of IEEPA tariffs. If the U.S. government is ultimately required to issue refunds, the process likely will take many months or years. Following the Supreme Court's decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. The ultimate impact on us of any tariffs imposed remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing may require us to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, any of which could negatively impact our revenue, gross margins, and results of operations may be materially harmed.

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

Ooma | FY2027 Form 10-Q | 43

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints, certain components being subject to end-of-life, and inflationary pressure, such as the increase in pricing of the memory chips due to the surge in AI. We are increasing and may continue to increase inventory levels due to certain components becoming subject to end-of-life as well as uncertainty related to restrictions on goods imported into the United States or to otherwise mitigate related supply chain risks and uncertainties, such as the FCC’s recent update to the “Covered List” of communications equipment deemed to pose an unacceptable risk to U.S. national security to include all consumer-grade routers produced in foreign countries. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory if demand shifts or products become non-viable, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

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

Our operations depend on our ability to protect our network from interruption or damage resulting from unauthorized access or entry, computer viruses or malware or other events beyond our control, and our ability to detect any such events. In the past, we have been subject to distributed denial-of-service ("DDOS cyberattacks"), and have been subject to other forms of attacks by hackers intent on bringing down our services or accessing confidential information. We may be subject to other DDOS and other forms of attacks in the future, undetected or otherwise. Recent developments in the threat landscape include use of AI and machine learning, as well as an increased number of cyber extortion and ransomware attacks, with higher financial ransom demand amounts and increasing sophistication and variety of ransomware techniques and methodologies. For example, AI automation has increased the volume, effectiveness, and pace of cyberattacks, and AI language generation tools have also made phishing attempts more sophisticated. Use of AI in our systems and by our third-party vendors, including cloud providers, SaaS platforms, and other external partners, may also expose us to new or unexpected vulnerabilities, particularly to the extent customer data or personal information is accessible to or stored by any AI tools. As a result of these and other advances in AI, the time available to detect, assess and remediate vulnerabilities before exploitation has been significantly reduced or eliminated, increasing the risk of unauthorized access to, or compromise of, solutions we sell to customers, the third-party products and components that we integrate into our solutions and use in our operations, and the cloud-based services operated or enabled by us or by third parties upon which we rely.

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

Ooma | FY2027 Form 10-Q | 44

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

Ooma | FY2027 Form 10-Q | 45

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

Ooma | FY2027 Form 10-Q | 46

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

Ooma | FY2027 Form 10-Q | 47

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

Ooma | FY2027 Form 10-Q | 48

We may not be able to effectively manage our growth and the increased complexity of our business, which could negatively impact our brand, financial performance and increase the risk of investing in our stock.

We continue to experience significant growth in our business, including through our expansion, as well as through our acquisitions. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to increase our sales and marketing efforts and personnel internationally, and improve and upgrade our systems and infrastructure to attract, service, and retain an increasing number of users across multiple lines of similar products and services. For example, we expect the volume of simultaneous calls to increase significantly as our user base grows, and our network hardware and software may not be able to accommodate this additional simultaneous call volume. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Any such additional capital investments will increase our cost base. Continued growth could also strain our ability to maintain reliable service levels for our users, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train, and retain highly skilled personnel. If we fail to achieve the necessary level of efficiency in our organization as we grow, and if the current and future members of our management team do not effectively scale with this growth, our business, results of operations and financial condition could be materially and adversely affected.

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

Ooma | FY2027 Form 10-Q | 49

We may not be able to sustain profitability in the future and our rates of growth may decline.

We have incurred significant net losses in the past and have expended significant resources to develop, market, promote, grow our customer base and sell our products and solutions and we expect to continue investing for future growth. Although we have recently achieved profitability and generated cash from operations on both an annual and quarterly basis, we cannot assure you that we can sustain profitability or that our operating cash flow will remain positive in the future as we continue to invest in efforts to scale our business. Sustaining profitability will require us to continue to increase revenue, manage our cost structure and avoid significant liabilities. Revenue growth and growth of our active user base may slow, revenue may decline or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition (including competitive pricing pressures), our achievement of greater market penetration, a decrease in the growth of the markets in which we compete, or failure for any reason to continue capitalizing on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, service delivery and quality problems and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, investors’ perceptions of our business may be adversely affected, our financial performance will be harmed and our stock price could be volatile or decline.

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

Ooma | FY2027 Form 10-Q | 50

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations and cash flows. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net (loss) income and margins in the short term. If we fail to meet or exceed the expectations of securities analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

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

Ooma | FY2027 Form 10-Q | 51

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

Ooma | FY2027 Form 10-Q | 52

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

Ooma | FY2027 Form 10-Q | 53

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

Ooma | FY2027 Form 10-Q | 54

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

Ooma | FY2027 Form 10-Q | 55

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

Ooma | FY2027 Form 10-Q | 56

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

State Regulation. We are also subject to state telecommunication laws, consumer protection laws, data privacy laws, and other laws and regulations, as well as U.S. state, municipal and local sales, use, excise, utility user and ad valorem taxes, fees or surcharges. The imposition of such regulatory obligations or the imposition of additional taxes on our services could increase our cost of doing business and limit our growth.

International Regulation. Our international operations subject us to telecommunications, consumer protection, data privacy, cybersecurity, and other laws and regulations in the foreign countries where we offer our services. Our international operations are potentially subject to country-specific government regulation and related actions that may increase our costs and prevent us from offering or providing our products and services in certain countries. For example, the European Union's Network and Information Security Directive 2 ("NIS2") imposes enhanced cybersecurity risk management, incident reporting, and operational resilience obligations on telecommunications companies operating in the EU. NIS2 provides for significant penalties for violations, including at least EUR 10 million or 2% of the violating company’s total worldwide turnover in the preceding financial year, whichever is higher. Certain of our services may be used by customers located in countries where VoIP and other forms of IP communications may be illegal or require special licensing. In countries where local laws and regulations prohibit (or come to prohibit) the use of our products, users may continue to use our products and services, which could subject us to costly penalties or governmental action adverse to our business and damaging to our brand and reputation, our international expansion efforts, or our business and operating results.

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

Ooma | FY2027 Form 10-Q | 57

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

Ooma | FY2027 Form 10-Q | 58

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

Ooma | FY2027 Form 10-Q | 59

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

In the United States and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and many states are now adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. Legislators and regulators in the United States and elsewhere are also increasingly focused on privacy protections for minors under 18 years of age. For example, the Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from children under the age of 13. Our MyPhoneTM VoIP services are directed at parents of children and include features such as green listing, quiet hours, and advanced call blocking to enhance children’s safety and privacy. Although we strive to ensure this will be compliant with applicable COPPA and other children’s privacy laws, any noncompliance could subject us to governmental enforcement actions, litigation, fines and penalties or adverse publicity, and we could be in breach of our customer contracts and our customers could lose trust in us, which could harm our reputation and business. Additionally, proposed legislation may impose new obligations on online services which may be accessed by older teens, including, in some cases, 16- and 17-year-old children.

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

Ooma | FY2027 Form 10-Q | 60

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

Ooma | FY2027 Form 10-Q | 61

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

Ooma | FY2027 Form 10-Q | 62

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

Ooma | FY2027 Form 10-Q | 63

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

Ooma | FY2027 Form 10-Q | 64

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

Our independent registered public accounting firm is required to and has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2027. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and reliability of our financial reports, which would cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and the NYSE.

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

Ooma | FY2027 Form 10-Q | 65

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

Ooma | FY2027 Form 10-Q | 66

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

Our future growth and success depend, in part, on our continued ability to hire and retain highly skilled personnel. We believe there is, and will continue to be, intense competition for highly skilled technical, sales and other personnel with experience in our industry in the San Francisco Bay Area, where our headquarters is located, and in other parts of the United States and Canada. We have from time to time experienced, and we expect to continue to experience, challenges in hiring and retaining skilled personnel with appropriate qualifications. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we and/or our partners are unable to hire, retain and motivate the existing workforce or attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of existing and new services, which could have a material adverse effect on our business, financial condition, and results of operations. To the extent we hire personnel from competitors, we may be subject to allegations such personnel have been improperly solicited or divulged proprietary or other confidential information.

Ooma | FY2027 Form 10-Q | 67

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

Our corporate headquarters, offices, warehouses and one of our data center facilities are located in Northern California, a region that frequently experiences earthquakes. We also maintain an office in Boca Raton, Florida, an area that is prone to severe weather events, such as hurricanes. In addition, our third-party contract manufacturer facilities in Asian countries and our sole third-party customer service and support facility in the Philippines are located on the Pacific Rim near known earthquake fault zones that are vulnerable to damage from earthquakes, tsunamis, volcanic eruptions and/or typhoons. We and our contractors are also vulnerable to other types of disasters, such as power loss, fire, floods, pandemics, cyber-attack, civil unrest, protests, military occupation, war and political conflicts (including the Israel-U.S.-Iran conflict, Russia’s ongoing invasion of Ukraine and geopolitical tensions related to China’s actions in Taiwan and U.S. foreign policy in Latin America, Europe and North America), political or civil unrest and terrorist attacks and similar events that are beyond our control. In particular, we depend on third-party contractors located in Russia for engineering and software development services. We cannot assure you that our ability to continue transacting with third-party contractors in Russia will not be impacted by the effects of Russia’s ongoing invasion of Ukraine and resulting international sanctions. If any disasters were to occur, our ability to operate our business could be seriously impaired, and we may experience system interruptions, reputational harm, loss of intellectual property, delays in our services development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future results of operations. Such events may also reduce demand for our products and services because of reduced global or national economic activity and can cause disruptions and extreme volatility in global financial markets, increase rates of default and bankruptcy, and impact levels of business and consumer spending. In addition, we do not carry earthquake insurance and we may not have adequate insurance to cover our losses resulting from other disasters or other similar significant business interruptions. Any significant losses not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended April 30, 2026.

Ooma | FY2027 Form 10-Q | 68

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
February 1, 2026 to February 28, 2026	—	$—	—	$7,941
March 1, 2026 to March 31, 2026	181,265	$14.06	181,265	$5,392
April 1, 2026 to April 30, 2026	48,480	$14.45	48,480	$4,692
Total	229,745	$14.14	229,745

(1) In fiscal 2025, our board of directors authorized a common stock repurchase plan. As of April 30, 2026, our board of directors had authorized an aggregate repurchase of up to $24.0 million of common stock under this plan with no termination date. The Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table. They are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented exclude excise taxes and broker’s commissions on share repurchases.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

On April 1, 2026, Jenny Yeh, our Senior Vice President, Chief Legal Officer, and Secretary, and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408), providing for the sale from time to time of up to 58,063 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 15, 2027, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended April 30, 2026.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2027 Form 10-Q | 69

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

Ooma | FY2027 Form 10-Q | 70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: June 5, 2026	By:	/s/ Eric B. Stang
Date: June 5, 2026	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2027 Form 10-Q | 71