Form 10-Q
period 2026-07-31
OOMA INC
filed 2026-09-04
CIK 1327688

ta

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of August 28, 2026, there were 27.6 million shares of the registrant’s common stock outstanding.

Ooma | FY2027 Form 10-Q | 2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OOMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands)

	July 31, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$17,532	$20,144
Accounts receivable, net	11,365	11,833
Inventories	21,355	16,172
Other current assets	19,044	18,590
Total current assets	69,296	66,739
Property and equipment, net	14,406	13,330
Operating lease right-of-use assets	13,296	14,198
Intangible assets, net	56,294	62,478
Goodwill	50,427	49,827
Other assets	22,704	20,965
Total assets	$226,423	$227,537

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,125	$8,275
Accrued expenses and other current liabilities	42,023	39,292
Current portion of debt, net	1,373	6,373
Deferred revenue	18,104	17,787
Total current liabilities	72,625	71,727
Long-term operating lease liabilities	9,940	10,988
Debt, net of current portion	45,077	51,514
Other liabilities	396	392
Total liabilities	128,038	134,621
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	5	5
Additional paid-in capital	226,514	226,631
Accumulated deficit	(128,134)	(133,720)
Total stockholders’ equity	98,385	92,916
Total liabilities and stockholders’ equity	$226,423	$227,537

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 3

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Revenue:
Subscription and services	$75,579	$61,139	$150,173	$121,398
Product and other	7,649	5,225	14,204	9,995
Total revenue	83,228	66,364	164,377	131,393

Cost of revenue:
Subscription and services	22,659	18,428	44,515	36,489
Product and other	9,581	7,706	18,204	14,465
Total cost of revenue	32,240	26,134	62,719	50,954
Gross profit	50,988	40,230	101,658	80,439

Operating expenses:
Sales and marketing	22,425	19,122	44,691	38,877
Research and development	15,468	12,495	30,498	24,937
General and administrative	9,105	7,697	18,971	15,766
Total operating expenses	46,998	39,314	94,160	79,580
Income from operations	3,990	916	7,498	859
Interest and other (expense) income, net	(831)	221	(1,601)	384
Income before income taxes	3,159	1,137	5,897	1,243
Income tax (provision) benefit	(155)	118	(311)	(129)
Net income	$3,004	$1,255	$5,586	$1,114

Net income per share of common stock:
Basic	$0.11	$0.05	$0.20	$0.04
Diluted	$0.10	$0.04	$0.20	$0.04

Weighted-average shares of common stock outstanding:
Basic	27,551,160	27,595,209	27,523,689	27,521,797
Diluted	28,877,764	28,125,304	28,561,815	28,224,710

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 4

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31, 2026	July 31, 2025
Cash flows from operating activities:
Net income	$5,586	$1,114
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,164	7,571
Depreciation and amortization of capital expenditures	2,464	1,992
Amortization of intangible assets	6,184	2,812
Amortization of operating lease right-of-use assets	1,757	1,594
Other	63	77
Changes in operating assets and liabilities:
Accounts receivable, net	468	(575)
Inventories and deferred inventory costs	(5,237)	(1,654)
Prepaid expenses and other assets	(2,496)	218
Accounts payable, accrued expenses and other liabilities	3,221	(3,831)
Deferred revenue	321	746
Net cash provided by operating activities	19,495	10,064

Cash flows from investing activities:
Capital expenditures	(3,762)	(2,535)
Business acquisition, working capital adjustments	436	—
Net cash used in investing activities	(3,326)	(2,535)
Cash flows from financing activities:
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,292)	(2,731)
Payments for repurchases of common stock	(5,706)	(5,399)
Proceeds from issuance of common stock	1,717	2,288
Repayments of debt	(11,500)	—
Net cash used in financing activities	(18,781)	(5,842)
Net (decrease) increase in cash and cash equivalents	(2,612)	1,687
Cash and cash equivalents, at beginning of period	20,144	17,871
Cash and cash equivalents, at end of period	$17,532	$19,558

See notes to condensed consolidated financial statements

Ooma | FY2027 Form 10-Q | 5

OOMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common stock	Accumulated	Stockholders'
Fiscal 2027	and APIC (1)	Deficit	Equity
BALANCE - February 1, 2026	$226,636	$(133,720)	$92,916
Issuance of common stock under equity-based plans	1,497	—	1,497
Shares repurchased for tax withholdings on RSU vesting	(1,356)	—	(1,356)
Repurchases of common stock	(3,254)	—	(3,254)
Stock-based compensation	3,499	—	3,499
Net income	—	2,582	2,582
BALANCE - April 30, 2026	$227,022	$(131,138)	$95,884
Issuance of common stock under equity-based plans	220	—	220
Shares repurchased for tax withholdings on RSU vesting	(1,936)	—	(1,936)
Repurchases of common stock	(2,452)	—	(2,452)
Stock-based compensation	3,665	—	3,665
Net income	—	3,004	3,004
BALANCE - July 31, 2026	$226,519	$(128,134)	$98,385

	Common stock	Accumulated	Stockholders'
Fiscal 2026	and APIC	Deficit	Equity
BALANCE - February 1, 2025	$225,457	$(140,179)	$85,278
Issuance of common stock under equity-based plans	2,288	—	2,288
Shares repurchased for tax withholdings on RSU vesting	(1,448)	—	(1,448)
Repurchases of common stock	(2,203)	—	(2,203)
Stock-based compensation	3,936	—	3,936
Net loss	—	(141)	(141)
BALANCE - April 30, 2025	$228,030	$(140,320)	$87,710
Shares repurchased for tax withholdings on RSU vesting	(1,283)	—	(1,283)
Repurchases of common stock	(3,196)	—	(3,196)
Stock-based compensation	3,635	—	3,635
Net income	—	1,255	1,255
BALANCE - July 31, 2025	$227,186	$(139,065)	$88,121

(1) Additional paid-in capital

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary for a fair presentation of the interim periods presented. The results for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2027.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Ooma, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Comprehensive Income. For all periods presented, comprehensive income approximated net income in the condensed consolidated statements of operations and differences were not material. Therefore, the condensed consolidated statements of comprehensive income have been omitted.

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

Revenue disaggregated by revenue source consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Subscription and services revenue	$75,579	$61,139	$150,173	$121,398
Product and other revenue	7,649	5,225	14,204	9,995
Total revenue	$83,228	$66,364	$164,377	$131,393

The Company derived approximately 70% and 63% of its total revenue from Ooma Business, and approximately 28% and 35% from Ooma Residential, for the three months ended July 31, 2026 and 2025, respectively. The Company derived approximately 70% and 63% of its total revenue from Ooma Business and approximately 28% and 35% from Ooma Residential for the six months ended July 31, 2026 and 2025, respectively. No individual country outside of the United States, and no single customer, represented 10% or more of total revenue for the periods presented.

Customers who represented 10% or more of net accounts receivable were as follows:

	As of
	July 31, 2026	January 31, 2026
Customer A	—	10%

Deferred Revenue primarily consists of billings or payments received in advance of meeting revenue recognition criteria. Deferred services revenue is recognized on a ratable basis over the term of the contract as the services are provided.

	As of
	July 31, 2026	January 31, 2026
Subscription and services	$18,114	$17,667
Product and other	11	137
Total deferred revenue	$18,125	17,804
Less: current deferred revenue	18,104	17,787
Non-current deferred revenue included in other long-term liabilities	$21	$17

During the three and six months ended July 31, 2026, the Company recognized revenue of approximately $3.0 million and $14.9 million pertaining to amounts deferred as of January 31, 2026, respectively. As of July 31, 2026, deferred revenue was primarily composed of subscription contracts invoiced during the first half of fiscal 2027, as well as amounts recorded during fiscal 2026 for annual contracts.

Remaining Performance Obligations. As of July 31, 2026, contract revenue that had not yet been recognized for open contracts with an original expected length of greater than one year was approximately $74.0 million. The Company expects to recognize revenue on approximately 44% of this amount over the next 12 months, with the balance to be recognized thereafter.

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

The Company had $17.5 million and $20.1 million in cash and cash equivalents as of July 31, 2026 and January 31, 2026, respectively.

Non-Marketable Equity Investments. As of July 31, 2026, the total amount of non-marketable equity investments in privately held companies included in other assets in the Company's condensed consolidated balance sheets was $3.3 million. This balance represents investments in preferred shares of Global Telecom Corporation (“GTC”), a privately-held technology company.

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

Ooma | FY2027 Form 10-Q | 10

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 4: Balance Sheet Components

The following sections and tables provide details of selected balance sheet items (in thousands):

Inventories

	As of
	July 31, 2026	January 31, 2026
Finished goods	$14,408	$11,827
Raw materials	6,947	4,345
Total inventory	$21,355	$16,172

Other current and non-current assets

	As of
	July 31, 2026	January 31, 2026
Deferred sales commissions, current	$10,365	$9,685
Prepaid expenses and other	5,012	5,307
Other current assets	3,667	3,598
Total other current assets	$19,044	$18,590

Deferred sales commissions, non-current	$16,572	$15,244
Other assets	6,132	5,721
Total other non-current assets	$22,704	$20,965

Customer Acquisition Costs. Amortization of deferred sales commissions was $2.9 million and $2.6 million for the three months ended July 31, 2026 and 2025, respectively, and $5.6 million and $5.2 million for the six months ended July 31, 2026 and 2025, respectively.

Accrued expenses and other current liabilities

	As of
	July 31, 2026	January 31, 2026
Payroll and related expenses	$18,563	$18,442
Regulatory fees and taxes	10,215	8,871
Short-term operating lease liabilities	4,449	4,284
Customer-related liabilities	2,544	1,797
Other	6,252	5,898
Total accrued expenses and other current liabilities	$42,023	$39,292

Note 5: Acquired Intangible Assets

The gross value, accumulated amortization and carrying values of acquired intangible assets were as follows (in thousands):

		As of July 31, 2026			As of January 31, 2026
	Estimated life (in years)	Gross Value	Accumulated Amortization	Carrying Value	Gross Value	Accumulated Amortization	Carrying Value
Developed technology	2-7	$24,918	$(10,080)	$14,838	$24,918	$(8,338)	$16,580
Customer relationships	5-7	56,045	(17,800)	38,245	56,045	(13,719)	42,326
Trade names	2-7	4,785	(1,574)	3,211	4,785	(1,213)	3,572
Total intangible assets		$85,748	$(29,454)	$56,294	$85,748	$(23,270)	$62,478

Amortization expense was $3.0 million and $1.4 million for the three months ended July 31, 2026 and 2025, respectively, and was $6.2 million and $2.8 million for each of the six months ended July 31, 2026 and 2025, respectively.

At July 31, 2026, the estimated future amortization expense for intangible assets is as follows (in thousands):

Ooma | FY2027 Form 10-Q | 11

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fiscal Years Ending January 31,	Total
2027 remainder	$5,908
2028	10,975
2029	10,056
2030	9,654
2031	8,748
Thereafter	10,953
Total	$56,294

Ooma | FY2027 Form 10-Q | 12

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 6: Operating Leases

The Company leases its headquarters located in Sunnyvale, California, as well as office space and data center facilities in several locations under non-cancelable operating lease agreements, with expiration dates through fiscal 2033.

Supplemental balance sheet information related to leases was as follows (in thousands):

	As of
	July 31, 2026	January 31, 2026
Assets
Operating lease right-of-use assets	$13,296	$14,198
Total leased assets	$13,296	$14,198
Liabilities
Short-term operating lease liabilities	$4,449	$4,284
Long-term operating lease liabilities	9,940	10,988
Total lease liabilities	$14,389	$15,272

Weighted-average remaining lease term	4.1 years	4.5 years
Weighted-average discount rate	6.4%	6.4%

Operating lease right-of-use assets and long-term operating lease liabilities are included on the face of the consolidated balance sheet. Short-term operating lease liabilities are presented within accrued expenses and other current liabilities.

The Company incurred total lease costs in its condensed consolidated statements of operations of $2.0 million and $1.8 million for the three months ended July 31, 2026 and 2025, respectively, and $3.9 million and $3.5 million for the six months ended July 31, 2026 and 2025, respectively.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Cash payments for operating leases	$1,108	$955	$2,211	$1,889
Right-of-use assets recognized in exchange for new operating lease obligations	$280	$761	$855	$1,104

As of July 31, 2026, maturities of operating lease liabilities were as follows (in thousands):

Fiscal Years Ending January 31,	July 31, 2026
2027	$2,260
2028	4,646
2029	4,561
2030	1,738
2031	1,196
Thereafter	2,209
Total future minimum lease payments	16,610
Less: imputed interest	(2,221)
Present value of lease liabilities	$14,389

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

Stock Options. Stock option activity for the six months ended July 31, 2026 was as follows:

		Weighted-Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
	(in thousands)	Per Share	(in thousands)
Balance as of January 31, 2026	568	$13.44	$263
Granted	41	$11.64
Exercised	(33)	$11.73
Canceled	(5)	$11.64
Balance as of July 31, 2026	571	$13.43	$4,747
Vested and exercisable as of July 31, 2026	490	$13.68	$3,955

The aggregate intrinsic value of vested options exercised during the six months ended July 31, 2026 and 2025 was $0.2 million and $0.4 million, respectively. During the six months ended July 31, 2026, the Company granted 40,500 stock options with a $5.89 per share weighted average fair value. During the three months ended July 31, 2026 and three and six months ended July 31, 2025, no stock options were granted.

Restricted Stock Units. RSU activity for the six months ended July 31, 2026 was as follows:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share
Balance as of January 31, 2026	1,901	$12.16
Granted	1,280	$12.63
Vested	(566)	$12.54
Canceled	(40)	$11.94
Balance as of July 31, 2026	2,575	$12.32

Vested RSUs included shares of common stock that the Company withheld on behalf of certain employees to satisfy the minimum statutory tax withholding requirements, as defined by the Company. The Company canceled and returned these shares to the Amended and Restated 2015 Plan, which became available under the plan terms for future issuance.

Employee Stock Purchase Plan. During each of the six months ended July 31, 2026 and 2025, employees purchased 0.1 million and 0.2 million shares at a weighted-average price of $10.82 per share and $7.46 per share, respectively.

Stock Repurchase Plan. In June 2024, our board of directors authorized a common stock repurchase plan. As of July 31, 2026, our board of directors had authorized an aggregate repurchase of up to $24.0 million of common stock under this plan with no termination date. The Company repurchased in the open market 0.1 million shares and 0.2 million shares of common stock for an aggregate amount of $2.5 million and $3.2 million for the three months ended July 31, 2026 and 2025, respectively, and 0.4 million shares and 0.4 million shares of common stock for an aggregate amount of $5.7 million and $5.4 million for the six months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, the remaining authorized amount for repurchases under this plan was approximately $2.2 million.

The purchase price for shares of common stock repurchased is reflected as a reduction to common stock and additional paid-in capital.

Ooma | FY2027 Form 10-Q | 14

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8: Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025

Cost of revenue	$218	$222	$427	$453
Sales and marketing	374	452	766	1,155
Research and development	962	978	1,888	2,098
General and administrative	2,111	1,983	4,083	3,865
Total stock-based compensation expense	$3,665	$3,635	$7,164	$7,571

As of July 31, 2026, there was $29.9 million of unrecognized compensation expense related to unvested RSUs, stock options, and stock purchase rights under the ESPP, which is expected to be recognized over a weighted-average vesting period of approximately 2.8 years.

Ooma | FY2027 Form 10-Q | 15

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company recorded an income tax provision of $0.2 million and $0.3 million during the three and six months ended July 31, 2026, respectively, and an income tax benefit of $0.1 million and an income tax provision of $0.1 million during the three and six months ended July 31, 2025, respectively. The income tax provision recorded in the second quarter of fiscal 2027 was primarily attributable to state income taxes that occurred during the quarter. As of July 31, 2026, the Company continued to maintain a full valuation allowance against its remaining deferred tax assets.

As of July 31, 2026, the Company had unrecognized tax benefits of approximately $11.6 million, none of which would currently affect the Company's effective tax rate if recognized due to the Company's deferred tax assets being fully offset by a valuation allowance. There were no interest expense or penalties related to unrecognized tax benefits recorded through July 31, 2026.

A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome based on information currently available. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash. Additionally, subsequent to July 31, 2026, the Company received notice that its federal income tax return for fiscal year ended January 31, 2025 is under examination. While the Internal Revenue Service (IRS) has not proposed any adjustments and the Company does not currently anticipate any changes resulting from the examination, the Company will continue to monitor the examination and assess whether a reserve is required should additional IRS scrutiny arise.

Ooma | FY2027 Form 10-Q | 16

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 10: Basic and Diluted Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Numerator
Net income	$3,004	$1,255	$5,586	$1,114
Denominator
Basic weighted average common shares	27,551,160	27,595,209	27,523,689	27,521,797
Potentially dilutive shares from equity plans	1,326,604	530,095	1,038,126	702,913
Diluted weighted-average common shares	28,877,764	28,125,304	28,561,815	28,224,710
Basic net income per share	$0.11	$0.05	$0.20	$0.04
Diluted net income per share	$0.10	$0.04	$0.20	$0.04

Ooma | FY2027 Form 10-Q | 17

Ooma, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11: Commitments and Contingencies

Purchase Commitments

As of July 31, 2026 and January 31, 2026, non-cancelable inventory purchase commitments to contract manufacturers and other parties were approximately $15.3 million and $15.1 million, respectively. Additionally, the Company has a non-cancelable service agreement with a telecommunications provider pursuant to which the Company is obligated to total minimum purchase commitments of $8.4 million between March 2026 and February 2029, of which $7.2 million was outstanding as of July 31, 2026.

Legal Proceedings

In addition to the litigation matters described below, from time to time, the Company is or may be involved in a variety of other claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters, and other litigation matters relating to various claims that arise in the normal course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.

The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing specific litigation and regulatory matters using reasonably available information. The Company develops its views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, assuming various combinations of appropriate litigation and settlement strategies. Legal fees are expensed in the period in which they are incurred. As of July 31, 2026, the Company had immaterial liabilities recorded for loss contingencies in its consolidated financial statements.

Canadian Litigation

On February 3, 2021, plaintiff Fiona Chiu filed a class action complaint against the Company and Ooma Canada Inc. in the Federal Court of Canada, alleging violations of Canada’s Trademarks Act and Competition Act. The complaint seeks monetary and other damages and/or injunctive relief enjoining the Company from describing and marketing its Basic Home Phone using the word “free” or otherwise representing that it is free. On November 9, 2021, the Federal Court of Canada removed Ms. Chiu and substituted John Zanin as the new plaintiff in the proceeding. In connection with the substitution of Mr. Zanin as the new plaintiff, the Federal Court of Canada deemed the proceeding as having commenced on November 8, 2021 instead of February 3, 2021. In January 2022, the Federal Court of Canada heard arguments from counsel representing each of the Company and Mr. Zanin regarding jurisdiction and class action certification issues. In January 2025, the Federal Court of Canada ruled in favor of the Company by denying class action certification and compelling individual arbitration in California and on May 19, 2026, the Federal Court of Appeal of Canada upheld the Federal Court of Canada’s ruling in favor of the Company. Plaintiff’s counsel had filed a related complaint in California seeking a declaratory judgment that the arbitration agreement in the Company’s terms of services is invalid and unenforceable and such complaint was stayed on June 5, 2025 pending the resolution of the Canadian appeal (the “Stay”). On August 18, 2026, Plaintiff’s counsel applied to the Supreme Court of Canada to appeal the Federal Court of Appeal of Canada’s ruling. If the plaintiff’s application to appeal is not granted, plaintiff’s counsel may file a motion to lift the Stay in California court. The Company intends to continue to defend itself vigorously against these complaints. Based on the Company’s current knowledge, the Company has determined that the amount of any reasonably possible loss resulting from these matters is not estimable.

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

In December 2025, the Company borrowed $65.0 million under the Credit Agreement as a term loan maturing on December 1, 2030 and used the proceeds to finance the Company’s acquisitions of FluentStream and Phone.com (see Note 13: Business Acquisitions). During the six months ended July 31, 2026, the Company prepaid $11.5 million of its term loan borrowings, reducing the outstanding term loan balance to $47.0 million as of July 31, 2026.

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

As of July 31, 2026, the carrying value of the Term Loan, net of unamortized debt discount and issuance costs, was $46.5 million, at the effective interest rate of 6.2%. Accordingly, $10.0 million of borrowing capacity is available for the purposes permitted by the Credit Agreement. As of July 31, 2026, the Company was in compliance with the covenants contained in the Credit Agreement.

The contractual future principal payments for all borrowings as of July 31, 2026 were as follows (in thousands):

Fiscal Years Ending January 31,	Future minimum payments
2027 remainder	$—
2028	8,000
2029	13,000
2030	13,000
2031	13,000
Total principal	$47,000

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

During six months ended July 31, 2026, the Company received $0.4 million from the seller which is recorded in investing activities in the Company’s condensed consolidated statements of cash flows.

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

Phone.Com, Inc.

On December 29, 2025, the Company acquired all outstanding stock of Phone.com, a provider of UCaaS solutions for small and medium-sized organizations, for total gross cash consideration of approximately $22.7 million, subject to cash acquired and customary working capital adjustments. The Company’s payment of the purchase price was not subject to any contingency requirements. The Company is required to withhold $1.0 million of the purchase price to fund holdback amounts for the purposes of providing security for any indemnification and other obligations and any purchase price adjustment in accordance with the acquisition agreement. As of July 31, 2026 the remaining holdback amounts of $0.5 million are not held in escrow, and as of July 31, 2026, $0.1 million was recorded as accrued expenses and other current liabilities and $0.4 million was recorded as other liabilities in the condensed consolidated balance sheets.

The following table summarizes the final purchase price allocation, as adjusted (in thousands):

Fair Value
Cash and cash equivalents	$1,177
Accounts receivable	827
Other current and non-current assets	364
Intangible assets	18,900
Goodwill	8,729
Accounts payable and other liabilities	(3,429)
Deferred revenue	(1,351)
Deferred tax liability	(2,547)
Total purchase consideration	$22,670

Ooma | FY2027 Form 10-Q | 21

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

Note 14: Segment Information

The Company has a single reportable segment. The CODM uses consolidated net income for purposes of allocating resources and evaluating financial performance, including monitoring actual results versus historical periods. Adjusted cost of revenue, adjusted sales and marketing, adjusted research and development and adjusted general and administrative expenses are considered significant segment expenses that are regularly provided to the CODM and included within consolidated net income. The measure of segment assets is the total assets on the Company’s consolidated balance sheets. Capital expenditures are reported on a consolidated basis on the Company’s consolidated statements of cash flows. The following tables include the Company's segment revenue, significant segment expenses, and other segment items to reconcile to net income (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue from external customers	$83,228	$66,364	$164,377	$131,393
Less:
Cost of revenue (1)	30,959	25,198	60,077	49,066
Sales and marketing (1)	20,067	17,960	39,804	36,281
Research and development (1)	14,092	11,492	28,101	22,760
General and administrative (1)	6,953	5,601	14,573	11,449
Other segment expenses	7,167	5,197	14,324	10,978
Interest and other expense (income), net	831	(221)	1,601	(384)
Income tax provision (benefit)	155	(118)	311	129
Consolidated net income	$3,004	$1,255	$5,586	$1,114

(1) Amounts exclude other segment expenses as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Amortization of intangible assets	$3,022	$1,406	$6,184	$2,812
Stock-based compensation and related taxes	3,763	3,708	7,381	7,776
Restructuring costs	382	—	759	—
Litigation costs	—	83	—	390
Total other segment expenses	$7,167	$5,197	$14,324	$10,978

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

We refer to Ooma Office, Ooma Enterprise, Ooma AirDial, 2600Hz, FluentStream, Phone.com, and OnSIP collectively as Ooma Business. Ooma Residential includes Ooma Telo basic and premier services, MyPhone, StarDial as well as Ooma Telo LTE services.

Second Quarter Fiscal 2027 Financial Performance

•
Total revenue was $83.2 million, up 25% year-over-year, primarily driven by the growth of Ooma Business and contributions of FluentStream and Phone.com, which were both acquired in December 2025. FluentStream and Phone.com contributed $22.4 million in revenue in the aggregate for the first half of fiscal 2027.
•
Subscription and services revenue from Ooma Business grew 38% year-over-year, primarily driven by user growth and subscription and the contributions of FluentStream and Phone.com.
•
Total gross margin was 61%, consistent with the prior year quarter.
•
GAAP net income was $3.0 million, compared to net income of $1.3 million in the prior year quarter reflecting continued improvement in our operations.
•
Adjusted EBITDA was $12.4 million, compared to $7.2 million in the prior year quarter.
•
As of July 31, 2026, we had total cash and cash equivalents of $17.5 million, compared to $20.1 million as of January 31, 2026, with the change primarily attributable to prepayments of term loan borrowings.
•
As of July 31, 2026, we had $46.5 million outstanding debt, net of unamortized issuance costs. We had no outstanding debt as of July 31, 2025.

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

Ooma | FY2027 Form 10-Q | 23

Key Business Metrics

We review the key metrics below to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands, except percentages):

	As of
	July 31, 2026	July 31, 2025
Core users	1,427	1,230
Annualized exit recurring revenue (AERR)	$298,902	$239,679
Net dollar subscription retention rate	99%	100%
Adjusted EBITDA	$12,444	$7,161

Core Users increased year-over-year, which was primarily driven by growth in Ooma Business users, including core users from FluentStream and Phone.com. As of July 31, 2026, Ooma Business users comprised approximately 49% of our total core users, up from 41% as of July 31, 2025. We define our core users as the number of active residential user accounts and business user extensions (excluding Talkatone and 2600Hz users). We believe that the relationship that we establish with our core users positions us to sell additional premium communications services and other new connected services to them.

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

Net Dollar Subscription Retention Rate (“NDRR”) decreased year-over-year. We believe that our net dollar subscription retention rate provides insight into our ability to retain and grow our subscription and services revenue and is an indicator of the long-term value of our customer relationships and the stability of our revenue base.

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

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net income and our other GAAP results.

The following table provides a reconciliation of GAAP net income to Adjusted EBITDA, for each of the periods indicated below (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
GAAP net income	$3,004	$1,255	$5,586	$1,114
Reconciling items:
Interest and other expense (income), net	831	(221)	1,601	(384)
Income tax provision (benefit)	155	(118)	311	129
Depreciation and amortization of capital expenditures	1,287	1,048	2,464	1,992
Amortization of intangible assets	3,022	1,406	6,184	2,812
Stock-based compensation and related taxes	3,763	3,708	7,381	7,776
Restructuring costs	382	—	759	—
Litigation costs	—	83	—	390
Adjusted EBITDA	$12,444	$7,161	$24,286	$13,829

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

Product and other revenue consists primarily of sales of our on-premise devices and end-point devices, including Ooma AirDial, and from installation services, equipment rentals, and professional services.

Cost of revenue and gross margin

Cost of subscription and services revenue includes payments made for third-party network operations and telecommunications services, license fees, certain telecom taxes and fees, including Federal Universal Service Fund (“USF”) contributions, credit card processing fees, costs to build out and maintain data centers, depreciation and

Ooma | FY2027 Form 10-Q | 25

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

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). As a result of this ruling, we are eligible for a refund of tariffs previously paid on imported goods. During the three months ended July 31, 2026, we received refunds of $0.3 million of previously paid tariffs, which were recorded as a reduction of product costs. As the recoverability and timing of any further refunds remain uncertain, we have not recorded a benefit for any additional potential refunds and will not do so until such amounts are realizable. We will continue to monitor these developments and their potential impact on our results of operations.

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

Ooma | FY2027 Form 10-Q | 26

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Revenue:
Subscription and services	$75,579	$61,139	$150,173	$121,398
Product and other	7,649	5,225	14,204	9,995
Total revenue	83,228	66,364	164,377	131,393

Cost of revenue:
Subscription and services	22,659	18,428	44,515	36,489
Product and other	9,581	7,706	18,204	14,465
Total cost of revenue	32,240	26,134	62,719	50,954
Gross profit	50,988	40,230	101,658	80,439

Operating expenses:
Sales and marketing	22,425	19,122	44,691	38,877
Research and development	15,468	12,495	30,498	24,937
General and administrative	9,105	7,697	18,971	15,766
Total operating expenses	46,998	39,314	94,160	79,580
Income from operations	3,990	916	7,498	859
Interest and other (expense) income, net	(831)	221	(1,601)	384
Income before income taxes	3,159	1,137	5,897	1,243
Income tax (provision) benefit	(155)	118	(311)	(129)
Net income	$3,004	$1,255	$5,586	$1,114

Costs of revenue and operating expenses included stock-based compensation expense and related payroll taxes as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025
Cost of revenue	$229	$228	$452	$472
Sales and marketing	388	464	807	1,200
Research and development	994	1,003	1,961	2,177
General and administrative	2,152	2,013	4,161	3,927
Total stock-based compensation and related taxes	$3,763	$3,708	$7,381	$7,776

Comparison of the three and six months ended July 31, 2026 and 2025 (dollars in tables are in thousands):

Revenue

	Three Months Ended				Six Months Ended
	July 31, 2026	July 31, 2025	Change		July 31, 2026	July 31, 2025	Change
Revenue:
Subscription and services	$75,579	$61,139	$14,440	24%	$150,173	$121,398	$28,775	24%
Product and other	7,649	5,225	2,424	46%	14,204	9,995	4,209	42%
Total revenue	$83,228	$66,364	$16,864	25%	$164,377	$131,393	$32,984	25%
Percentage of revenue:
Subscription and services	91%	92%			91%	92%
Product and other	9%	8%			9%	8%
Total	100%	100%			100%	100%

Ooma | FY2027 Form 10-Q | 27

Three months ended July 31, 2026 Compared to Three months ended July 31, 2025

We derived approximately 70% and 63% of our total revenue from Ooma Business and approximately 28% and 35% from Ooma Residential for the three months ended July 31, 2026 and 2025, respectively.

Subscription and services revenue increased $14.4 million or 24% year-over-year, primarily attributable to the contributions of FluentStream and Phone.com, continued expansion of AirDial revenue, and organic growth, including increased sales of Ooma Office services, which resulted in an increase in our average revenue per core user.

Product and other revenue increased $2.4 million or 46% year-over-year, primarily attributable to an increase in AirDial and Telo shipments.

Six months ended July 31, 2026 Compared to Six months ended July 31, 2025

We derived approximately 70% and 63% of our total revenue from Ooma Business and approximately 28% and 35% from Ooma Residential for the six months ended July 31, 2026 and 2025, respectively.

Subscription and services revenue increased $28.8 million or 24% year-over-year,primarily attributable to the contributions of FluentStream and Phone.com, continued expansion in AirDial revenue, and organic growth, including increased sales of Ooma Office and Ooma Enterprise services.

Product and other revenue increased $4.2 million or 42% year-over-year, primarily attributable to an increase in AirDial and Telo shipments.

Cost of revenue and gross margin

	Three Months Ended				Six Months Ended
	July 31, 2026	July 31, 2025	Change		July 31, 2026	July 31, 2025	Change
Cost of revenue:
Subscription and services	$22,659	$18,428	$4,231	23%	$44,515	$36,489	$8,026	22%
Product and other	9,581	7,706	1,875	24%	18,204	14,465	3,739	26%
Total cost of revenue	$32,240	$26,134	$6,106	23%	$62,719	$50,954	$11,765	23%
Gross profit:
Subscription and services	$52,920	$42,711	10,209	24%	$105,658	$84,909	$20,749	24%
Product and other	(1,932)	(2,481)	549	(22)%	(4,000)	(4,470)	470	(11)%
Total	$50,988	40,230	10,758	27%	$101,658	$80,439	$21,219	26%
Gross margin:
Subscription and services	70%	70%			70%	70%
Product and other	(25)%	(47)%			(28)%	(45)%
Total	61%	61%			62%	61%

Ooma | FY2027 Form 10-Q | 28

Three months ended July 31, 2026 Compared to Three months ended July 31, 2025

Subscription and services gross margin was 70% as of July 31, 2026, consistent with the prior year quarter. Cost of subscription and services revenue increased $4.2 million or 23% year-over-year, primarily due to a $2.1 million increase in personnel-related costs, a $1.4 million increase in infrastructure costs, a $0.3 million increase in banking fees, and a $0.3 million increase in amortization of intangible assets. Overall, the increase in the cost of subscription and services in part reflects the growth of Ooma Business and the additional costs resulting from sales of FluentStream and Phone.com offerings.

Product and other revenue gross margin improved to negative 25% from negative 47% in the prior year period. The improvement in product margin was primarily due to $0.3 million in tariff refunds related to IEEPA ruling received in three months ended July 31, 2026.

Six months ended July 31, 2026 Compared to Six months ended July 31, 2025

Subscription and services gross margin was 70% as of July 31, 2026, consistent year-over-year. Cost of subscription and services revenue increased $8.0 million year-over-year, primarily due to a $4.2 million increase in personnel-related costs, a $2.3 million increase in infrastructure costs, a $0.7 million increase in intangible amortization, and a $0.6 million increase in banking fees.

Product and other revenue gross margin improved to negative 28% from negative 45% in the prior year period. The improvement in product margin was primarily due to the tariff refunds related to IEEPA ruling received in fiscal 2027.

Operating expenses

	Three Months Ended				Six Months Ended
	July 31, 2026	July 31, 2025	Change		July 31, 2026	July 31, 2025	Change
Sales and marketing	$22,425	$19,122	$3,303	17%	$44,691	$38,877	$5,814	15%
Research and development	15,468	12,495	2,973	24%	30,498	24,937	5,561	22%
General and administrative	9,105	7,697	1,408	18%	18,971	15,766	3,205	20%
Total operating expenses	$46,998	$39,314	$7,684	20%	$94,160	$79,580	$14,580	18%

Three months ended July 31, 2026 Compared to Three months ended July 31, 2025

Sales and marketing expenses increased $3.3 million or 17% year-over-year, primarily due to a $1.2 million increase in commissions due to growth in Ooma Office users and AirDial revenue, a $1.3 million increase in amortization of intangible assets and a $1.0 million increase in personnel-related costs attributable to our acquisitions of FluentStream and Phone.com, and a $0.2 million increase in license fees, partially offset by a $0.4 million decrease in advertising and marketing expense.

Research and development expenses increased $3.0 million or 24% year-over-year, primarily due to a $2.4 million increase in personnel and contractor-related costs, a $0.4 million increase in license fees relating to our AI innovation activities, and a $0.4 million increase in restructuring costs, partially offset by a $0.3 million decrease in software costs.

General and administrative expenses increased $1.4 million or 18% year-over-year, primarily due to a $1.1 million increase in personnel-related costs related to increased headcount from our FluentStream and Phone.com acquisitions, and a $0.3 million increase in supplies and equipment costs.

Six months ended July 31, 2026 Compared to Six months ended July 31, 2025

Sales and marketing expenses increased $5.8 million or 15% year-over-year, primarily due to a $2.7 million increase in amortization of intangible assets and a $1.4 million increase in personnel-related costs attributable to our acquisitions of FluentStream and Phone.com, a $2.3 million increase in commissions expense, and a $0.3 million increase in license fees, partially offset by a $1.1 million decrease in advertising and marketing expense.

Research and development expenses increased $5.6 million or 22% year-over-year, primarily due to a $4.6 million increase in personnel-related costs, a $0.6 million increase in license fees relating to our AI innovation activities, and a $0.4 million increase in restructuring costs.

General and administrative expenses increased $3.2 million or 20% year-over-year, primarily due to a $2.6 million increase in personnel-related costs, a $0.2 million increase in license fees, and a $0.2 million increase in restructuring costs.

Ooma | FY2027 Form 10-Q | 29

Liquidity and Capital Resources

As of July 31, 2026, we had $17.5 million of total cash and cash equivalents and borrowing capacity of $10.0 million under our Credit Agreement, which we believe will be sufficient to meet our cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the introduction of new and enhanced offerings, the timing and extent of our sales and marketing activities and research and development expenditures, the repayment of outstanding indebtedness, and other factors. We may in the future make investments in or acquisitions of businesses or technologies, which may require the use of cash. We may seek to raise additional funds at any time through equity or debt financings. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected.

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2026	July 31, 2025
Net cash provided by operating activities	$19,495	$10,064
Net cash used in investing activities	(3,326)	(2,535)
Net cash used in financing activities	(18,781)	(5,842)
Net (decrease) increase in cash and cash equivalents	$(2,612)	$1,687

Operating Activities

The table below provides selected cash flow information for the periods indicated (in thousands):

	Six Months Ended
	July 31, 2026	July 31, 2025
Net income	$5,586	$1,114
Non-cash charges	17,632	14,046
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	468	(575)
Increase in inventories and deferred inventory costs	(5,237)	(1,654)
(Increase) decrease in prepaid expenses and other assets	(2,496)	218
Increase (decrease) in accounts payable, accrued expenses and other liabilities	3,221	(3,831)
Increase in deferred revenue	321	746
Net cash provided by operating activities	$19,495	$10,064

For the six months ended July 31, 2026, our net income of $5.6 million included non-cash items of $17.6 million primarily related to stock-based compensation, operating lease expense, and depreciation and amortization expense. Operating asset and liability changes for the six months ended July 31, 2026 included:

•
a decrease of $0.5 million in accounts receivable due to the timing of customer cash collections;
•
an increase of $5.2 million in inventories and deferred inventory costs, driven by the timing of inventory receipts as sales of Telo and Airdial increase;
•
an increase of $2.5 million in prepaid expenses and other current and non-current assets, driven by the timing of payments for prepaid expenses;
•
a net increase of $3.2 million in accounts payable, accrued expenses and other liabilities due to the timing of payments and our acquisitions of FluentStream and Phone.com; and
•
a decrease of $0.3 million in deferred revenue.

Cash provided by operating activities for the six months ended July 31, 2026 increased $9.4 million year-over-year, which primarily reflected working capital impacts resulting from the timing of payments. Although we have generated cash from operations, our operating cash flow may not remain positive in the future as we continue to invest in efforts to scale our business.

Ooma | FY2027 Form 10-Q | 30

Investing Activities

For the six months ended July 31, 2026, cash used in investing activities was $3.3 million, which consisted primarily of capital expenditures of $3.7 million, offset by $0.4 million cash received from a working capital adjustment related to the FluentStream acquisition. Cash used in investing activities increased $0.8 million compared to the prior year period, driven by higher capital expenditures.

Financing Activities

For the six months ended July 31, 2026, cash used in financing activities was $18.8 million, which consisted of payments of $3.3 million related to shares repurchased for tax withholdings upon vesting of RSUs, payments of $5.7 million under our stock repurchase plan, and debt prepayments of $11.5 million, partially offset by proceeds of $1.7 million from the issuance of common stock from our ESPP and stock option exercises. Cash used in financing activities increased $12.9 million year-over-year, which primarily reflected prepayments of term loan borrowings under our Credit Agreement (as defined below) during the six months ended July 31, 2026, which did not occur in the six months ended July 31, 2025.

Term Loan and Revolving Credit Facility

We maintain a credit agreement with Citizens Bank, N.A., as amended through December 2025 (the "Credit Agreement"). The Credit Agreement has a five-year term and provides for a term loan facility of up to $65.0 million and a revolving credit facility of up to $10.0 million. In December 2025, we borrowed $65.0 million as a term loan maturing on December 1, 2030. We used the proceeds of the term loan to finance the FluentStream and Phone.com acquisitions (see Note 13: Business Acquisition). As of July 31, 2026, we had a $46.5 million term loan balance, net of unamortized debt discount and issuance costs, no borrowings under the revolving credit facility under the Credit Agreement, and were in compliance with all loan covenants.

Contractual Obligations and Commitments

Refer to Note 6: Operating Leases and Note 11: Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our lease obligations and non-cancelable purchase commitments.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for a discussion of our critical accounting policies and estimates. There have been no changes to the Company’s significant accounting policies and estimates as outlined in our fiscal 2026 Annual Report in the first half of fiscal 2027.

Ooma | FY2027 Form 10-Q | 31

Item 3: Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s market risk during the first half of fiscal 2027. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our fiscal 2026 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of July 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have and will continue to incorporate both internally developed and third-party AI solutions into our products and services, including call transcription, call answering, and receptionist services. We are also increasingly using third-party AI technologies internally in our business. AI technologies are complex and rapidly evolving, and the successful integration of new and emerging AI technologies, such as generative AI, automated speech recognition, text-to-speech, natural language processing, and AI agents into our products and services will require additional investment, and the development of new approaches and processes, which could be costly and may increase our expenses, yet we may not realize the desired or anticipated benefits from AI in a timely or cost-effective manner.

Use of AI tools by us or our third-party vendors could also result in unintended consequences. For example, AI algorithms, generative AI, automated speech recognition, text-to-speech, natural language processing, and AI agents that we and our third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. Such AI tools may also fail to perform as intended, or may operate in ways that are inconsistent with our policies, customer expectations, contractual commitments, or legal obligations. Inaccuracies from relying on AI tools could lead to errors in our decision-making, product development, or other business activities. Any disruption or failure in our or our third-party vendors’ AI systems or infrastructure could result in delays or errors in our operations, which could harm our business, reputation, financial condition and results of operation. In addition, any latency, disruption, or failure in AI tools or infrastructure incorporated into our business could result in security vulnerabilities, delays, or errors in our offerings. Our use of third-party AI tools may expose confidential, proprietary, personal, or customer information if not properly governed. Further, the incorporation of AI-powered features into our products and services may subject us to new or enhanced governmental or regulatory scrutiny, data privacy and information security laws, litigation, including class-action suits, confidentiality or security risks, ethical concerns, or other complications that could harm our business, reputation, financial condition or results of operations.

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

Ooma | FY2027 Form 10-Q | 42

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

Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, and uncertainty related to such restrictions, could increase the cost or reduce the supply of products available to us, or have in the past and could in the future increase the lead times of certain components and equipment that we may purchase from foreign vendors. These events have in the past and may in the future require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. For example, the current U.S. administration announced tariffs on goods imported from various countries, including from China and Vietnam where we source some of our products and components, under the International Emergency Economic Powers Act (IEEPA). In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under IEEPA. Following the Supreme Court's decision, the U.S. administration imposed new tariffs under Section 301 of the Trade Act of 1974, which apply at differing rates depending on the country of origin, including with respect to any goods we may import from China, Taiwan, Vietnam, or other listed countries. The U.S. administration has also initiated additional investigations that could result in further tariffs on imports of electronics and other products, including from countries where we source products and components. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. For example, in August 2026, following the imposition of additional U.S. tariffs on Canadian goods, the Canadian government announced that it intends to impose retaliatory tariffs on certain U.S. goods, including electronics, effective in September 2026. Depending on the final scope of these measures, our products could become subject to additional duties on entry into Canada, which could increase prices to our Canadian customers and channel partners, reduce demand, cause us to absorb additional costs, or require us to establish alternative distribution or importation arrangements outside the United States. The ultimate impact on us of any tariffs imposed remains uncertain and will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing may require us to raise our prices or increase inventory levels, or find new sources of system assembly or other products that we import, or modify or establish distribution, importation or fulfillment operations outside the United States, any of which could negatively impact our revenue, gross margins, and results of operations.

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

Ooma | FY2027 Form 10-Q | 43

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

In past periods, we have increased our inventory levels to mitigate supply disruptions caused by component shortages, longer lead times and increased transportation uncertainty. Additionally, we experienced higher unit costs for some products that have been impacted by supply chain constraints, certain components being subject to end-of-life, and inflationary pressures, such as those resulting from increased pricing of memory and other components due to surging demand for such components to support AI infrastructure and product orders. We are increasing and may continue to increase inventory levels due to shortages in the electronic components industry due to the rise in AI demand, certain components becoming subject to end-of-life, and uncertainty related to restrictions on goods imported into the United States or to otherwise mitigate related supply chain risks and uncertainties, such as the FCC’s recent update to the “Covered List” of communications equipment deemed to pose an unacceptable risk to U.S. national security to include all consumer-grade routers produced in foreign countries. Increased inventory levels have in the past and may in the future result in write-down charges from excess or obsolete inventory if demand shifts or products become non-viable, charges from excess purchase commitments, the sale of inventory at discounted prices, and other actions, which may cause our gross margin to decline and harm our reputation and brand.

Ooma | FY2027 Form 10-Q | 44

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

Ooma | FY2027 Form 10-Q | 45

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

The cloud-based communications and connected services industries are highly competitive and we expect that competition will continue to be intense in the future. Increased competition may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our services and products or cause us to lose market share, any of which could substantially harm our business and results of operations. We face continued competition from established communications providers, such as Comcast Corporation, Verizon Communications Inc., AT&T Inc., and Rogers Communications Inc and other cloud-based communications companies such as RingCentral Inc., Vonage Holdings Corp. (acquired by Ericsson), 8x8 Inc., Nextiva, Inc., Intermedia.net Inc., Dialpad Inc., Microsoft Corporation, Zoom Video Communications, Inc., Alphabet Inc. (Google Voice), Crexendo, Inc. and Alianza, Inc.; as well as from traditional on-premise, hardware business communications providers, such as Cisco Systems, Inc. and Mitel, Inc., mobile communications app companies providing “over-the-top” solutions, large internet companies that offer services with features that compete with some of what we offer, and certain other communications companies. These companies currently or may in the future host their solutions through the cloud.

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

The market for our CPaaS and CCaaS 2600Hz solutions is rapidly evolving, significantly fragmented and highly competitive, with relatively low barriers to entry in some segments. Our competitors in this segment of the market are primarily (i) CPaaS companies that offer communications products and applications, such as Twilio Inc., Vonage Holdings Corp. (acquired by Ericsson), Plivo Inc., and Sinch Inc., and (ii) other software companies that compete with portions of these and CCaaS solutions such as RingCentral Inc., 8x8 Inc., Dialpad Inc., Five9 Inc., and NICE Systems Ltd. Some of our competitors and potential competitors in this segment are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, lower operating costs, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, customer requirements or changing economic conditions. Our competitors may also offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in different geographies. Our current and potential competitors may develop and market new products and services with comparable functionality to our products, and this could lead to us having to decrease prices in order to remain competitive. Additionally, in connection with our AirDial product offering, we face competition in the POTS replacement market from a range of other companies, such as Verizon Communications Inc., Granite Telecommunications

Ooma | FY2027 Form 10-Q | 46

LLC, MetTel Inc., AT&T Inc. and Napco Security Technologies, Inc., as well as other service providers that bundle their offerings with POTS-related products from POTS replacement equipment manufacturers, such as DataRemote Inc.

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

Ooma | FY2027 Form 10-Q | 47

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

Ooma | FY2027 Form 10-Q | 48

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

Ooma | FY2027 Form 10-Q | 50

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

Ooma | FY2027 Form 10-Q | 51

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations and cash flows. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period, which could cause our stock price to decline. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income and margins in the short term. If we fail to meet or exceed the expectations of securities analysts or investors, the market price of our shares could fall substantially and we could face costly lawsuits, including securities class-action suits.

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

Ooma | FY2027 Form 10-Q | 52

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

Ooma | FY2027 Form 10-Q | 53

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

Ooma | FY2027 Form 10-Q | 54

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

Ooma | FY2027 Form 10-Q | 55

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

Ooma | FY2027 Form 10-Q | 56

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

Ooma | FY2027 Form 10-Q | 57

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

Ooma | FY2027 Form 10-Q | 58

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

While we believe that our current product offerings are not considered consumer-grade routers under the FCC’s guidance updated on April 22, 2026, this effective ban may in the future limit the type of products we can develop, limit manufacturing locations, or increase the costs of offering such products. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay or interrupt volume production of our VoIP telephony products, subject us to fines or other imposed penalties, or harm the perception and adoption rates of our service, any of which would have a material adverse effect on our business, financial condition or operating results.

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

Ooma | FY2027 Form 10-Q | 59

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

We rely on a variety of marketing techniques in connection with our sales efforts, including telemarketing and email marketing campaigns. We also record certain telephone calls between our customers or potential customers and our sales and service representatives for training and quality assurance purposes. These activities are subject to a variety of federal U.S. and Canadian laws and regulations such as the Telephone Consumer Protection Act of 1991 (also known as the Federal Do-Not-Call law, or the TCPA), the Telemarketing Sales Rule, the CRTC’s Unsolicited Telecommunications Rules, the CRTC’s National Do Not Call List Rules, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (also known as the CAN-SPAM Act), and various U.S. state and Canadian provincial laws regarding telemarketing, email marketing, social media marketing, and telephone call recording. The FCC continues to adopt and consider additional rules related to robocalling, robotexting, and autodialing. For example, in December 2023, the FCC adopted a one-to-one consent rule that would have required companies to obtain consent from consumers to receive automated or robotic calls or texts only from one specific good or service provider at a time. These laws are subject to varying interpretations by courts and governmental authorities and often require subjective interpretation, making it difficult to predict their application and therefore making our compliance efforts more challenging. For example,the Eleventh Circuit vacated the one-to-one consent rule in January 2025 and the FCC subsequently removed the rule from the TCPA.

The FCC and courts, however, continue to interpret and modify the TCPA and related consent, revocation, autodialing, prerecorded/artificial voice, and robotexting requirements, and certain carriers, messaging platforms, lead-generation sources, or vendors may impose contractual or operational requirements that are more restrictive than applicable law. We cannot be certain our efforts to comply with these laws, rules, regulations, and contractual obligations will be successful, or, if they are successful, that the cost of such compliance will not be material to our business. Changes to these or similar laws, or to their application or interpretation, or new laws, rules and regulations governing our communication and marketing activities could adversely affect our business. In the event that any of these laws, rules or regulations significantly restrict our business, we may not be able to develop adequate alternative communication and marketing strategies. Further, non-compliance with these laws, rules and regulations carries significant financial penalties and the risk of class action litigation. For example, in September 2025 we were named as a defendant in a putative class action complaint in the U.S. District Court for the Northern District of California, alleging violations of the TCPA, which was dismissed with prejudice in February 2026. If we are unable to successfully defend future putative class actions, our financial performance, reputation and business could be adversely affected.

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

Ooma | FY2027 Form 10-Q | 60

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

In the United States and in other jurisdictions, a variety of regulations are currently being proposed that would increase restrictions on online service providers in the field of data privacy and security, and we believe that the adoption of such increasingly restrictive regulation is likely. For example, the California Consumer Privacy Act (the “CCPA”) regulates the processing of personal data, which could result in civil penalties for violations. In addition, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023 and many states are now adopting similar privacy laws. We will continue to monitor developments related to new privacy laws like the CPRA which will require us to incur additional costs and expenses in an effort to monitor and comply with such laws. Legislators and regulators in the United States and elsewhere are also increasingly focused on privacy protections for minors under 18 years of age. For example, the Children’s Online Privacy Protection Act (“COPPA”) applies to operators of commercial websites and online services directed to children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from children under the age of 13. Our MyPhoneTM VoIP services are directed at parents of children and include features such as green listing, quiet hours, and advanced call blocking to enhance children’s safety and privacy. Although we strive to ensure this will be compliant with applicable COPPA and other children’s privacy laws, any noncompliance could subject us to governmental enforcement actions, litigation, fines and penalties or adverse publicity, and we could be in breach of our customer contracts and our customers could lose trust in us, which could harm our reputation and business. Additionally, state laws and regulatory initiatives increasingly address online services, connected products, and digital features that are likely to be accessed by minors under the age of 18. Depending on how these laws are interpreted and applied, services such as MyPhone or related settings, parental controls, and privacy disclosures, among others, may become subject to additional obligations. Compliance with these requirements may require product, engineering, marketing, legal, and operational changes, may limit features or data processing practices, and may increase litigation, regulatory, reputational, and customer trust risks, particularly because laws directed to children and teens may be interpreted differently from COPPA and may apply even where a product is directed primarily to parents.

In Canada, penalties for non-compliance with certain Canadian anti-spam legislation are considerable, including administrative monetary penalties of up to $10 million and a private right of action.

The EU has implemented strict laws that apply in connection with the Processing of personal information, and other customer data. Data protection regulators within the EU and other jurisdictions have the power to fine non-compliant organizations significant amounts and seek injunctive relief, including the cessation of certain data processing activities. For example, the EU Data Act became effective in September 2025 and imposes additional obligations on companies offering connected products, related digital services, or data-processing services in the EU, including requirements relating to user access to data generated by connected products, data sharing, contractual terms, interoperability, and switching between data-processing or cloud services. As such, we may need to modify customer contracts, product designs, data-export capabilities, data-sharing processes, and vendor or reseller arrangements. These changes could increase compliance and engineering costs, create operational complexity, limit our ability to use certain data, increase customer or third-party disputes, or affect our competitive position in the EU. In addition, the EU’s General Data Protection Regulation, or GDPR,

Ooma | FY2027 Form 10-Q | 61

provides for significant penalties for violations, including fines of up to 4% of the violating company’s worldwide revenue. While the United Kingdom’s Data Protection Act substantially implements the GDPR, the United Kingdom’s exit from the European Union has created regulatory uncertainty, including the cross-border transfer of data. Such uncertainty may adversely impact the operations of our U.K. subsidiary by adding operational complexities and expenses. In addition, there is uncertainty about data transfer to the United States. For example, although the new U.S. Data Privacy Framework was formally approved by the European Commission in July 2023, the framework may still be invalidated by the Court of Justice of the European Union, which invalidated the framework's predecessor, the Privacy Shield Program, in 2020.

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

Ooma | FY2027 Form 10-Q | 62

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

Ooma | FY2027 Form 10-Q | 63

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

Our international operations are subject to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, which could affect the tax treatment of our foreign earnings. Any changes in our effective tax rate could adversely affect our results of operations. In addition, from time to time our income tax returns may be examined by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from any such examinations when and as appropriate to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from any such examinations will not have an adverse effect on our results of operations and financial condition.

Ooma | FY2027 Form 10-Q | 64

We may be unable to use some or all of our net operating loss carryforwards, which could materially and adversely affect our reported financial condition and results of operations.

As of January 31, 2026, we had federal net operating loss carryforwards of approximately $81.4 million available to offset future income, of which $79.4 million may be carried forward indefinitely. We also had state net operating loss carryforwards of $96.9 million which will expire in various amounts beginning in fiscal 2029. Additionally, we have federal and research and development tax credit carryforwards that will begin to expire in fiscal 2030 and California research and development tax credit carryforwards with no expiration date. Realization of these net operating loss and research tax credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our results of operations. No deferred tax assets have been recognized on our balance sheet related to these NOLs, as they are fully reserved by a valuation allowance. If we have previously had, or have in the future, one or more Section 382 “ownership changes”, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs, even if we sustain profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.

Ooma | FY2027 Form 10-Q | 65

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

Ooma | FY2027 Form 10-Q | 66

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

Ooma | FY2027 Form 10-Q | 67

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

Ooma | FY2027 Form 10-Q | 68

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchase of common stock during the quarter ended July 31, 2026.

Ooma | FY2027 Form 10-Q | 69

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (1)(3)
May 1, 2026 to May 31, 2026	33,710	$17.80	33,710	$4,092
June 1, 2026 to June 30, 2026	106,252	$17.41	106,252	$2,243
July 1, 2026 to July 31, 2026	—	$—	—	$2,243
Total	139,962	$17.50	139,962

(1) In fiscal 2025, our board of directors authorized a common stock repurchase plan. As of July 31, 2026, our board of directors had authorized an aggregate repurchase of up to $24.0 million of common stock under this plan with no termination date. The Company withholds shares of common stock on behalf of certain employees in connection with the vesting of restricted stock unit awards issued to such employees to satisfy the minimum statutory tax withholding requirements. These withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table. They are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

(2) Average price per share excludes excise taxes and broker’s commissions.

(3) Amounts presented exclude excise taxes and broker’s commissions on share repurchases.

Item 5. Other Information

Insider Adoption or Termination of Trading Arrangements

On July 9, 2026, Eric Stang, our President, Chief Executive Officer and Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement (as that term is defined in Regulation S-K, Item 408), providing for the sale from time to time of up to 417,363 shares of common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 9, 2028, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the fiscal quarter ended July 31, 2026.

Item 6. Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

Ooma | FY2027 Form 10-Q | 70

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

Ooma | FY2027 Form 10-Q | 71

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ooma, Inc.
Date: September 4, 2026	By:	/s/ Eric B. Stang
Date: September 4, 2026	By:	Eric B. Stang President and Chief Executive Officer (Principal Executive Officer) /s/ Shig Hamamatsu
Shig Hamamatsu Chief Financial Officer (Principal Financial Officer)

Ooma | FY2027 Form 10-Q | 72